Form 10-Q
period 2014-06-30
TrueCar, Inc.
filed 2014-08-14
CIK 1327318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36449

TRUECAR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04‑3807511 (I.R.S. Employer Identification Number)

120 Broadway, Suite 200

Santa Monica, California 90401

(800) 200‑2000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of August 8, 2014, 76,854,837 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.  Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to drive adoption of our services;
•	our failure to anticipate or adapt to future changes in our industry;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	our liquidity and working capital requirements;

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties. Nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in the forward-looking statements contained in this Quarterly Report on Form 10-Q.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made.  We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

TRUECAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(Unaudited)

	June 30,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$111,845	$43,819
Restricted cash — current	2,000	2,000
Accounts receivable, net of allowances of $1,490 and $2,184 at June 30, 2014 and December 31, 2013, respectively (includes related party receivables of $812 and $431 at June 30, 2014 and December 31, 2013, respectively)	24,829	18,803
Notes receivable from related parties — current	296	178
Prepaid expenses (includes related party prepaid expenses of $1,864 at June 30, 2014)	6,866	3,550
Other current assets (includes related party receivables of $363 at December 31, 2013)	860	1,226
Total current assets	146,696	69,576
Property and equipment, net	17,104	15,238
Goodwill	53,270	53,270
Intangible assets, net	30,005	31,834
Notes receivable from related parties	—	2,682
Other assets	518	2,150
Total assets	$247,593	$174,750

Liabilities, Convertible Preferred Stock and Stockholders’ Equity

Current liabilities
Accounts payable (includes related party payables of $1,307 and $1,161 at June 30, 2014 and December 31, 2013, respectively)	$9,229	$9,804
Accrued employee expenses	10,028	10,129
Revolving line of credit	—	4,764
Other accrued expenses (includes related party payables of $150 and $259 at June 30, 2014 and December 31, 2013, respectively)	10,989	6,242
Total current liabilities	30,246	30,939
Deferred tax liabilities	2,104	1,791
Other liabilities	521	616
Total liabilities	32,871	33,346
Commitments and contingencies (Note 7)
Series A convertible preferred stock — $0.0001 par value; 4,500,000 shares authorized at December 31, 2013; no shares and 2,857,143 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	29,224

Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2014; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2014 and 150,000,000 shares authorized at December 31, 2013; 76,814,334 and 59,955,343 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8	6
Additional paid-in capital	402,229	275,803
Notes receivable from related parties	—	(1,069)
Accumulated deficit	(187,515)	(162,560)
Total stockholders’ equity	214,722	112,180
Total liabilities, convertible preferred stock and stockholders’ equity	$247,593	$174,750

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$50,497	$31,223	$94,427	$56,266
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $634 for the three months ended June 30, 2013, and $405 and $1,162 for six months ended June 30, 2014 and 2013, respectively)	4,137	3,673	7,858	7,435
Sales and marketing (includes related party expenses of $6,789 and $2,040 for the three months ended June 30, 2014 and 2013, and $11,034 and $3,447 for six months ended June 30, 2014 and 2013, respectively)	33,292	15,626	61,059	29,409
Technology and development	8,513	5,618	15,843	11,422
General and administrative	16,439	6,629	27,955	12,942
Depreciation and amortization	2,972	2,868	6,086	5,934
Total costs and operating expenses	65,353	34,414	118,801	67,142
Loss from operations	(14,856)	(3,191)	(24,374)	(10,876)
Interest income	10	29	27	61
Interest expense	(131)	(510)	(301)	(1,751)
Other income	10	6	10	14
Loss before provision for income taxes	(14,967)	(3,666)	(24,638)	(12,552)
Provision for income taxes	67	136	317	273
Net loss	$(15,034)	$(3,802)	$(24,955)	$(12,825)
Net loss per share:
Basic and diluted	$(0.22)	$(0.07)	$(0.39)	$(0.22)
Weighted average common shares outstanding, basic and diluted	67,784	58,313	63,962	57,231

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	—	—	—	—
Comprehensive loss	$(15,034)	$(3,802)	$(24,955)	$(12,825)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

				Notes
				Receivable
				from
	Common Stock			Related	Accumulated	Stockholders’
	Shares	Amount	APIC	Parties	Deficit	Equity
Balance at December 31, 2013	59,955,343	$6	$275,803	$(1,069)	$(162,560)	$112,180
Net loss	—	—	—	—	(24,955)	(24,955)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	8,941,250	1	69,150	—	—	69,151
Conversion of Series A convertible preferred stock in connection with initial public offering	2,857,143	—	29,224	—	—	29,224
Stock-based compensation	—	—	12,154	—	—	12,154
Issuance of warrants in connection with marketing agreements	—	—	4,668	—	—	4,668
Exercise of warrants to purchase common stock	3,319,540	1	9,460	—	—	9,461
Exercise of options to purchase common stock	1,741,058	—	1,760	—	—	1,760
Imputed interest on notes receivable	—	—	10	—	—	10
Interest income on notes receivable	—	—	—	(3)	—	(3)
Repayment of notes receivable	—	—	—	1,072	—	1,072
Balance at June 30, 2014	76,814,334	$8	$402,229	$—	$(187,515)	$214,722

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(24,955)	$(12,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,875	5,609
Deferred income taxes	317	271
Bad debt expense and other reserves	109	153
Stock-based compensation	11,540	3,616
Increase in fair value of contingent consideration liability	—	48
Common stock warrant expense	4,668	1,262
Imputed interest on notes receivable	10	62
Interest income on notes receivable	(18)	(100)
Interest expense on note payable	—	805
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	236	945
Loss on disposal of fixed assets	211	325
Changes in operating assets and liabilities:
Accounts receivable	(6,183)	(4,317)
Prepaid expenses	(3,319)	(2,953)
Other current assets	457	(203)
Other assets	(62)	(30)
Accounts payable	491	(1,315)
Accrued employee expenses	(410)	2,521
Other accrued expenses	4,700	178
Other liabilities	(97)	(175)
Net cash used in operating activities	(6,430)	(6,123)
Cash flows from investing activities
Change in restricted cash	—	2,500
Purchase of property and equipment	(4,790)	(3,320)
Purchase of intangible assets	(350)	—
Notes receivable from related parties	(60)	—
Repayment of notes receivable from related parties	3,761	—
Net cash used in investing activities	(1,439)	(820)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	69,674	—
Repayments under credit agreement	(5,000)	—
Repurchase of vested common stock option awards	—	(2,000)
Proceeds from exercise of common stock options	1,760	185
Exercise of warrants	9,461	—
Net cash provided by (used in) financing activities	75,895	(1,815)
Net increase (decrease) in cash and cash equivalents	68,026	(8,758)
Cash and cash equivalents at beginning of period	43,819	22,062
Cash and cash equivalents at end of period	$111,845	$13,304
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$614	$251
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	$370	$53
Conversion of convertible note payable and accrued interest to common stock	$—	$25,447

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Nature of Business

TrueCar, Inc. is an Internet‑based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar.com, Inc. and ALG, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG”.

TrueCar has established an intelligent, data‑driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. TrueCar operates its platform on the TrueCar.com website and TrueCar mobile applications. In addition, TrueCar customizes and operates its platform for affinity group marketing partners (“Affinity Group Marketing Partners”). An affinity group is comprised of a network of members or employees that provide discounts to its members. The TrueCar.com website and the car‑buying websites TrueCar operates for its Affinity Group Marketing Partners (the “Auto Buying Programs”) allow users to obtain market‑based pricing data on new and used cars, and to connect with TrueCar’s network of Certified Dealers.

Initial Public Offering

In May 2014, the Company completed its initial public offering (“IPO”) in which the Company sold an aggregate of 8,941,250 shares of its common stock, including 1,166,250 shares sold pursuant to the exercise by the underwriters of their option to purchase such shares, at a public offering price of $9.00 per share.  The Company received net proceeds of $69.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO. Immediately prior to the completion of the IPO, all shares of the then-outstanding Series A convertible preferred stock automatically converted into 2,857,143 shares of common stock.

2.Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the SEC on May 16, 2014 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications were not material to the financial statements.

Reverse Stock Split

The Company’s board of directors and stockholders approved a 2‑for‑3 reverse split of its common stock and its Series A convertible preferred stock, or preferred stock, which was effected on May 2, 2014. All share data and per share data, and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split of its common stock and preferred stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill and long‑lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock‑based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments

The Company has one operating segment. The Company’s Chief Operating Decision Makers (“CODM”), the Chief Executive Officer, the President and the Chief Financial Officer, manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

All of the Company’s principal operations, decision‑making functions and assets are located in the United States.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In April 2014, the FASB issued an accounting standards update clarifying the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This standards update is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

3.Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.

The carrying amounts of cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2014				At December 31, 2013
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Cash equivalents	$98,929	$—	$—	$98,929	$7,726	$—	$—	$7,726
Total Assets	$98,929	$—	$—	$98,929	$7,726	$—	$—	$7,726

4.Property and Equipment, net

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Computer equipment and internally developed software	$26,757	$22,517
Furniture and fixtures	2,048	1,654
Leasehold improvements	3,050	2,921
	31,855	27,092
Less: Accumulated depreciation	(14,751)	(11,854)
Total property and equipment, net	$17,104	$15,238

Total depreciation and amortization expense of property and equipment was $1.9 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. Total depreciation and amortization expense of property and equipment was $3.9 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.

Amortization of internal use capitalized software development costs was $1.2 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively.  Amortization of internal use capitalized software development costs was $2.3 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

5.Intangible Assets

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	At June 30, 2014
	Gross Carrying	Accumulated	Net Carrying
	Value	amortization	Value
Acquired technology and domain name	$31,075	$(9,260)	$21,815
Customer relationships	6,300	(2,112)	4,188
Tradenames	4,900	(898)	4,002
Total	$42,275	$(12,270)	$30,005

	At December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Value	amortization	Value
Acquired technology and domain name	$30,725	$(7,624)	$23,101
Customer relationships	6,300	(1,732)	4,568
Trade names	4,970	(805)	4,165
Total	$41,995	$(10,161)	$31,834

For the six months ended June 30, 2014, the increase in the gross intangible assets balance was due to the purchase of the True.com domain name of $0.4 million.

Amortization expense for the three months ended June 30, 2014 and 2013 was $1.1 million and $1.1 million, respectively.  For the six months ended June 30, 2014 and 2013, amortization expense was $2.2 million and $2.2 million, respectively.

Amortization expense with respect to intangible assets at June 30, 2014 for each of the five years through December 31, 2018 and thereafter is as follows (in thousands):

Six months ending December 31, 2014	$2,072
2015	4,129
2016	4,038
2017	3,859
2018	3,858
Thereafter	12,049
Total amortization expense	$30,005

6.Credit Facility

The Company had previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit that expired on June 13, 2014. The maximum amount available under the line of credit was $12.0 million, of which $4.8 million was outstanding at December 31, 2013. The Company repaid all amounts outstanding in May 2014.

In August 2014, the Company amended its credit facility (the “Credit Facility”), effective as of June 13, 2014, with the same financial institution that provides for advances of up to $25.0 million under a formula-based revolving line of credit that expires on June 13, 2016. The Credit Facility provides advances equal to 80% of eligible accounts receivable (the “Borrowing Base”), and is subject to sub‑limits, as defined, for letters of credit, foreign exchange, and cash management services provided by the financial institution.

The Credit Facility bears interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, is greater than or equal to $1.00 (ii) LIBOR plus 3.75% if net cash, as defined, is less than $1.00, (iii) the bank’s prime rate if net cash is greater than or equal to $1.00, or (iv) the bank’s prime rate plus 1.5% if net cash is less than $1.00. The Company can select whether its borrowings will fall under a LIBOR or prime rate interest rate, and will also pay an annual commitment fee of $50,000 to the financial institution.

The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each month during periods when the Company has drawn down at least 75% of the lesser of the Borrowing Base or $25.0 million. The Credit Facility restricts the Company’s ability to pay dividends. In the event the Company is in default of the Credit Facility or other indebtedness with other third parties, or have judgments or liens that may have a material adverse effect on the Company’s business, the financial institution reserves the right to accelerate the maturity of all outstanding debt associated with the Credit Facility.

7.Commitments and Contingencies

Operating Leases

At June 30, 2014, the Company had various non‑cancellable operating leases related to the Company’s equipment and office facilities which expire through 2024. Additionally, in July 2014, the Company entered into a new facility lease in Santa Monica that will increase its total future minimum lease commitments over the next fifteen years, beginning in January 2015, by $36.3 million.

At June 30, 2014 and including the new facility lease executed in July 2014, future minimum payments for obligations under non‑cancellable operating leases are as follows (in thousands):

Six months ending December 31, 2014	$1,337
2015	5,149
2016	5,922
2017	5,201
2018	5,530
Thereafter	37,008
Total minimum lease payments	$60,147

The Company recorded rent expense of $0.7 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, total rent expense was $1.3 million and $1.3 million, respectively.

In connection with the facility lease executed in July 2014, the Company was required to obtain an irrevocable standby letter of credit, in the amount of $3.5 million for the benefit of its landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

Automotive Website Program Partnership Agreement

As part of the Company’s prior partnership agreement with Yahoo!, Inc. or Yahoo! in June 2012, the Company was required to issue a stand‑by letter of credit in the amount of $10.0 million. The Company is required to maintain restricted cash equal to the amount of the stand‑by letter of credit. In April 2013, the stand‑by letter of credit was reduced to $2.0 million and will be reduced to zero on September 29, 2014, the expiration date of the stand-by letter of credit agreement.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Employment Contracts

The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at‑will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations. In addition, upon the consummation of the IPO, certain executives earned liquidity bonuses totaling $2.6 million, which were recorded in sales and marketing and general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the three and six months ended June 30, 2014.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third‑parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At June 30, 2014 and December 31, 2013, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

Marketing Sponsorships

The Company has entered into marketing sponsorship agreements with professional sporting affiliations. At June 30, 2014, the sponsorship agreements require future commitments of $0.2 million payable during the remainder of 2014 and $0.8 million payable in 2015.

8.Stockholders’ Equity

In November 2013, the Company sold an aggregate of 2,857,143 shares of Series A preferred stock and warrants to purchase 666,666 shares of common stock at an exercise price of $15.00 per share to Vulcan Capital Growth Equity LLC (“Vulcan”), in a private placement at a price of $10.50 per share, for an aggregate purchase price of $30.0 million.

Immediately prior to the completion of the Company’s IPO, all of the outstanding shares of the Series A preferred stock automatically converted into 2,857,143 shares of common stock on a one-to-one basis.

Warrants Issued to USAA

Beginning in March 2009, the Company entered into various agreements with USAA, an affinity partner and significant stockholder of the Company, which agreements provided for the issuance of warrants to purchase shares of the Company’s common stock if minimum performance milestones, based on the level of vehicle sales, were achieved. The warrants issued to USAA were in exchange for marketing services performed by USAA under the Company’s affinity group marketing program. The purpose of the marketing services performed by USAA is to create awareness and to acquire traffic for, and drive users to, the Company’s auto buying platforms. Warrants issued to USAA are recorded as sales and marketing expenses in the Company’s consolidated statements of comprehensive loss.

In May 2014, the Company and USAA agreed to an extension of the affinity group marketing agreement with USAA. As part of the agreement, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of the eighth anniversary of the date of issuance, the first anniversary of the termination of the USAA car-buying program or the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity marketing program (Note 12).

Warrants to purchase 3,265,168 shares of the Company’s common stock earned from agreements entered into prior to May 2014 were exercised in connection with the Company’s IPO in May 2014 for an aggregate purchase price of $9.5 million.

For the three months ended June 30, 2014 and 2013, the Company recognized expense of $1.6 million and $0.3 million related to warrants to purchase 201,056 shares and 120,495 shares of common stock that have been earned and are vested, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized expense of $1.9 million and $0.4 million related to warrants to purchase 340,558 shares and 154,294 shares of common stock that have been earned and are vested, respectively.

Warrants Issued to Third Party Marketing Firm

On February 25, 2011, the Company entered into a media and marketing services agreement with a direct marketing firm. Under the arrangement, the marketing firm will provide media purchasing, production, advertising, and marketing services in connection with the advertising and marketing of the Company’s services. In addition to cash consideration, the Company agreed to issue a warrant to the marketing firm to purchase up to 1,433,333 shares of the Company’s common stock at a price of $6.02 per share. All shares under the warrant agreement will become exercisable in accordance with the vesting schedule or termination by either party pursuant to the agreement in the event of a default, as defined. The warrant expires eight years from the issuance date and as of June 30, 2014, all warrants have been earned and issued to the marketing firm.

For the three months ended June 30, 2014 and 2013, the Company recognized expense of $0.4 million and $0.5 million related to 104,992 and 134,400 warrants earned, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized expense of $2.3 million and $0.7 million related to 343,665 and 268,800 warrants earned, respectively. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

Warrants Issued to Financial Institution

On June 13, 2012, in connection with the execution of the amended credit facility (Note 6), the Company entered into a warrant agreement with a financial institution to purchase 26,666 shares of the Company’s common stock, at an exercise price of $11.51 per share if the Company draws on the credit facility at any time after the issuance date. If at any time, the advances to the Company in aggregate principal amount are greater than $4.0 million, the number of shares increases to 66,666. The warrants are immediately vested upon drawing on the line and expire on the earlier of June 13, 2022, or an acquisition of the Company consisting solely of cash and or marketable securities. On June 13, 2013 the Company entered into a second amendment and restated loan and security agreement which reduced the exercise price of the warrants to $7.92. On August 29, 2013, the Company drew down $5.0 million on the credit facility, triggering the issuance of warrants to purchase 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share. In June 2014, warrants to purchase 66,666 shares of the Company’s common stock were exercised through a net settlement election. The Company issued 27,526 shares of its common stock to the financial institution.

Warrants Issued to Vulcan

In November 2013, in the Vulcan private placement, the Company issued to Vulcan a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires in November 2015.

Warrants Issued to Service Provider

In May 2014, the Company entered into a consulting agreement with an individual to provide marketing services to the Company. The Company agreed to issue a warrant to the individual to purchase up to 333,333 shares of the Company’s common stock at a price of $12.81 per share. All shares under the warrant agreement will become exercisable in accordance with the vesting schedule over a four year period. The warrant expires five years from the issuance date or, if earlier, twelve months following the termination of the consulting agreement.

For the three and six months ended June 30, 2014, the Company recognized expense of $0.4 million, which has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss. At June 30, 2014, warrants earned under this agreement totaled 33,333 shares.

9.Stock‑based Awards

Stock Options

A summary of the Company’s stock option activity under the 2005 and 2008 plans for the six months ended June 30, 2014 is as follows (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract Life
	Options	Price	(in years)
Outstanding at December 31, 2013	18,363,144	$4.89	7.17
Granted	10,545,647	$15.86
Exercised	(1,741,058)	$1.01
Canceled/forfeited	(502,943)	$9.36
Outstanding at June 30, 2014	26,664,790	$9.40	7.98
Vested and expected to vest at June 30, 2014	25,236,587	$9.32	7.91
Exercisable at June 30, 2014	18,884,427	$8.72	7.39

At June 30, 2014, total remaining stock‑based compensation expense for unvested stock option awards was $73.3 million, which is expected to be recognized over a weighted‑average period of 3.1 years.

Restricted Stock Units and Awards

Activity in connection with the restricted stock units is as follows for the six months ended June 30, 2014:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested — December 31, 2013	—	$—
Granted	720,146	$10.04
Vested	—	$—
Canceled/forfeited	(6,607)	$9.63
Non-vested — June 30, 2014	713,539	$10.04

At June 30, 2014, total remaining stock‑based compensation expense for non-vested restricted stock units amounted to $5.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

In addition, previously issued restricted stock awards of 27,778 shares with a weighted average grant date fair value of $3.56 were non-vested at June 30, 2014.

Stock‑based Compensation Cost

The Company recorded stock‑based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of revenue	$113	$28	$163	$53
Sales and marketing	1,307	580	2,344	1,104
Technology and development	1,156	443	1,865	783
General and administrative	4,819	992	7,168	1,676
Total stock-based compensation expense	7,395	2,043	11,540	3,616
Amount capitalized to internal software use	321	145	614	251
Total stock-based compensation cost	$7,716	$2,188	$12,154	$3,867

10.Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year‑to‑date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. For the three months ended June 30, 2014 and 2013, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded $0.3 million and $0.3 million in income tax expense, respectively.

There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2014, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. The Company is currently under audit examination by the Internal Revenue Service for the 2011 and 2012 tax years, and under a state audit for the 2010 through the 2012 tax years.

11.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(15,034)	$(3,802)	$(24,955)	$(12,825)
Weighted-average common shares outstanding	67,784	58,313	63,962	57,231
Net loss per share - basic and diluted	$(0.22)	$(0.07)	$(0.39)	$(0.22)

The following table presents the number of anti‑dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2014 and 2013 (in thousands):

	June 30,
	2014	2013

Options to purchase common stock	26,665	16,078
Common stock warrants	3,981	5,251
Conversion of convertible preferred stock	—	2,857
Unvested restricted stock awards	741	95
Contingently redeemable shares	—	189
Total shares excluded from net loss per share	31,387	24,470

12.Related Party Transactions

Transactions with Stockholders

In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue for the three months ended June 30, 2013 was $0.6 million. Costs under these agreements included in cost of revenue for the six months ended June 30, 2014 and 2013 were $0.4 million and $1.2 million, respectively. Costs under these agreements included in sales and marketing expense for the three and six months ended June 30, 2013 were $0.1 million and $0.2 million, respectively. There were no costs recorded in sales and marketing expense for the six months ended June 30, 2014. No amounts were due to Dealertrack at December 31, 2013.

Notes Receivable from Related Parties

From 2007 to 2011, the Company issued notes to executives of the Company totaling $4.1 million of which $2.9 million were exchanged for cash and $1.2 million were in consideration for the purchase of common stock. The notes bear interest at rates between 1.2% and 6.0%. Principal and interest payments are due at maturity. The loans have maturity dates ranging from 2011 to 2016, and were primarily repaid in full by February 2014, with the exception of $0.3 million which has been partially reserved for by the Company, and the Company is pursuing collection.

In the three months ended June 30, 2014, the Company advanced $60,000 to an employee. The note is due on December 31, 2014 at an interest rate of 3.5%. At June 30, 2014, the note receivable of $60,000 remained outstanding.

Service Provider

Beginning in October 2013, an employee of the Company is an officer of a firm that provides marketing services to the Company. For the three and six months ended June 30, 2014, the Company recorded sales and marketing expense of $3.6 million and $4.8 million, respectively. At June 30, 2014, the Company recorded $1.9 million in prepaid expenses related to this marketing firm. There was no prepaid expense relating to this marketing firm at December 31, 2013. Additionally, the Company has amounts due to this marketing firm at June 30, 2014 and December 31, 2013 of $0.2 million and $0.3 million, respectively.

Transactions with USAA

USAA is the Company’s largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate their Auto Buying Program. The Company has amounts due from USAA at June 30, 2014 and December 31, 2013 of $0.8 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at June 30, 2014 and December 31, 2013 of $1.1 million and $1.2 million, respectively. The Company recorded sales and marketing expense of $3.2 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8). For the six months ended June 30, 2014 and 2013, the Company recorded sales and marketing expense of $6.2 million and $3.2 million, respectively.

13.Revenue Information

The CODM reviews separate revenue information for its Transaction and Data and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Transaction revenue	$46,127	$27,436	$86,119	$48,959
Data and other revenue	4,370	3,787	8,308	7,307
Total revenues	$50,497	$31,223	$94,427	$56,266

14.     Subsequent Events

In July 2014, the Company entered into an office building lease (the “Lease”) for approximately 33,700 square feet commencing on January 1, 2015 (the “Lease Commencement Date”). Under the terms of the agreement, approximately 16,700 square feet will be leased for 15 years from the Lease Commencement Date. Additional expansion spaces totaling approximately 17,000 square feet will be leased for 10 years from the Lease Commencement Date. The Company has the option to extend the Lease for a total term of twenty years. Annual base rent for fiscal year 2015 will be approximately $2.2 million, and the cumulative base rent for the initial lease term will be approximately $36.3 million. In conjunction with the Lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

In August 2014, the Company amended its credit facility. Refer to Note 6 herein for further details of the amended credit facility.

In August 2014, the Company entered into an agreement to purchase a perpetual software subscription license totaling $4.9 million, which is expected to be fully paid in the third quarter of 2014. In addition to the software license agreement, the Company purchased a support services package for a three year term totaling $2.4 million payable quarterly.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our mission is to transform the car‑buying experience for consumers and the way that dealers attract customers and sell cars. We have established an intelligent, data‑driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. We operate our company‑branded platform via our TrueCar.com website and TrueCar mobile applications. In addition, we customize and operate our platform for affinity group marketing partners, such as USAA, financial institutions, and large enterprises such as Boeing and Verizon. We enable users to obtain market‑based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers.

We benefit consumers by providing information related to what others have paid for a make and model of car in their area and, where available, estimated prices for that make and model of car, which we refer to as upfront pricing information, from our network of TrueCar Certified Dealers. This upfront pricing information generally includes guaranteed savings off MSRP which the consumer may then take to the dealer in the form of a Guaranteed Savings Certificate and apply toward the purchase of the specified make and model of car. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in‑market consumers in a cost‑effective, accountable manner, which we believe helps them to sell more cars.

During the three and six months ended June 30, 2014, we generated revenues of $50.5 million and $94.4 million and recorded a net loss of $15.0 million and $25.0 million, respectively. For the three months ended June 30, 2014, $46.1 million, or 91.3%, of revenues was derived from transaction revenues, and $4.4 million, or 8.7%, was derived primarily from the sale of data and consulting services to the automotive and financial services industries. For the six months ended June 30, 2014, $86.1 million, or 91.2%, of revenues was derived from transaction revenues, and $8.3 million, or 8.8%, was derived primarily from the sale of data and consulting services to the automotive and financial services industries. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay‑for‑performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

We intend to grow traffic to TrueCar.com and our TrueCar branded mobile applications by building our brand through marketing campaigns that emphasize the value of trust and transparency in the car‑buying process and the benefits of transacting with TrueCar Certified Dealers. We will seek to increase the number of transactions on our platform by enhancing the user experience while expanding and improving the geographic coverage of our network of TrueCar Certified Dealers. Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car‑buying and car‑ownership experience.

In May 2014, we completed our initial public offering (“IPO”) in which we sold an aggregate of 8,941,250 shares of our common stock, including 1,166,250 shares sold pursuant to the exercise by the underwriters of their option to purchase such shares, at a public offering price of $9.00 per share. We received net proceeds of $69.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares in the IPO. Immediately prior to the completion of the IPO, all shares of the then-outstanding Series A convertible preferred stock automatically converted into 2,857,143 shares of common stock.

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly owned subsidiaries in accordance with ASC 810 — Consolidation. Business acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

We report our financial results as one operating segment, with two distinct service offerings: transactions, and data and other. Our operating results are regularly reviewed by our chief operating decision makers on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision makers regularly review revenue for each of our transaction and data and other offerings in order to gain more depth and understanding of the factors driving our business.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average Monthly Unique Visitors	4,189,926	2,441,493	4,062,848	2,313,075
Units(1)	149,527	96,614	275,507	169,485
Monetization	$308	$284	$313	$289
Franchise Dealer Count	7,682	6,176	7,682	6,176
Transaction Revenue Per Franchise Dealer	$6,195	$4,551	$12,017	$8,528

(1)

We issued full credits of the amount originally invoiced with respect to 3,053 and 4,018 units during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we issued full credits of the amount originally invoiced with respect to 5,196 and 8,584 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website, our landing page on our affinity group marketing partner sites, or our mobile applications within a calendar month. We identify unique visitors through cookies for browser‑based visits on either a desktop computer or mobile device and through device IDs for mobile application visits. In addition, if a TrueCar.com user logs‑in, we supplement their identification with their log‑in credentials to attempt to avoid double counting on TrueCar.com across devices, browsers and mobile applications. If an individual accesses our service using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor, except where adjusted based upon TrueCar.com log‑in information. We calculate average monthly unique visitors as the sum of the monthly unique visitors in a given period, divided by the number of months in that period. We view our average monthly unique visitors as a key indicator of the growth in our business and audience reach, the strength of our brand, and the visibility of car buying services to the member base of our affinity group marketing partners.

The number of average monthly unique visitors increased 71.6% to approximately 4.2 million in the three months ended June 30, 2014 from approximately 2.4 million in the same period of 2013. The number of average monthly unique visitors increased 75.6% to approximately 4.1 million in the six months ended June 30, 2014 from approximately 2.3 million in the six months ended June 30, 2013. We attribute the growth in our average monthly unique visitors principally to increased television, radio and digital marketing advertising campaigns that have led to increased brand awareness, as well as increased traffic from our affinity group marketing partners.

Units

We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through TrueCar.com, our TrueCar branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. A unit is counted following such time as we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.

On occasion we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in substantially all cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre‑existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error.

The number of units increased 54.8% to 149,527 in the three months ended June 30, 2014 from 96,614 in the three months ended June 30, 2013. The number of units increased 62.6% to 275,507 in the six months ended June 30, 2014 from 169,485 in the same period of prior year. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 8.5% to $308 during the three months ended June 30, 2014 from $284 for the same period in 2013 primarily as a result of increases in our pricing structure with our TrueCar Certified Dealers and lower sales credits during the three months ended June 30, 2014. For the six months ended June 30, 2014, our monetization increased 8.2% to $313 from $289 primarily as a result of increases in our pricing structure and lower sales credits. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single‑location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non‑franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 7,682 at June 30, 2014 from 6,651 at December 31, 2013 and 6,176 at June 30, 2013. We attribute this growth in our franchise dealer count to the continued effectiveness of our dealer sales team, increased brand awareness, and product enhancements.

Transaction Revenue Per Franchise Dealer

We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer increased 36.1% to $6,195 during the three months ended June 30, 2014 from $4,551 for the same period in 2013. For the six months ended June 30, 2014, our transaction revenue per franchise dealer increased to $12,017 from $8,528 in the same period of the prior year, reflecting an increase of 40.9%. The increases in the current year periods over the prior year periods primarily reflect an increase in units which were attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.

Non‑GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, income taxes, depreciation and amortization, stock‑based compensation, warrant expense, change in fair value of contingent consideration, ticker symbol acquisition costs, IPO-related expenses, and transaction costs from acquisitions. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

We have included Adjusted EBITDA as it is an important measure used by our management and board of directors to assess our operating performance. We believe that using Adjusted EBITDA facilitates operating performance comparisons on a period‑to‑period basis because this measure excludes variations primarily caused by changes in our capital structure, income taxes, depreciation and amortization, changes in fair values of contingent consideration, stock‑based compensation expense, ticker symbol acquisition costs, and IPO-related expenses. In addition, we believe that Adjusted EBITDA and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as a measure of financial performance and debt service capabilities.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute of analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•

although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;

•	Adjusted EBITDA does not consider the potentially dilutive impact of shares issued or to be issued in connection with share‑based compensation or warrant issuances; and
•	other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and you should not infer from our presentation of Adjusted EBITDA that our future results will not be affected by these expenses or any unusual or non‑recurring items.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(15,034)	$(3,802)	$(24,955)	$(12,825)
Non-GAAP adjustments:
Interest income	(10)	(29)	(27)	(61)
Interest expense	131	510	301	1,751
Depreciation and amortization	2,972	2,868	6,086	5,934
Provision for income taxes	67	136	317	273
Stock-based compensation	7,395	2,043	11,540	3,616
IPO-related expenses	3,717	—	3,717	—
Warrant expense	2,279	880	4,615	1,262
Ticker symbol acquisition costs	—	—	803	—
Change in fair value of contingent consideration	—	24	—	48
Adjusted EBITDA	$1,517	$2,630	$2,397	$(2)

Components of Operating Results

Revenues

Our revenues are comprised of transaction revenue, and data and other revenue.

Transaction Revenue.  Revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on the number of guaranteed introductions multiplied by a fixed amount per introduction. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the straight‑line of the subscription fee over the period over which the services are delivered.

In addition, we enter into arrangements with automobile manufacturers to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These manufacturers pay us a per‑vehicle fee for promotion of the incentive and we recognize the per‑vehicle incentive fee when the vehicle sale has occurred between the member of our affinity group marketing partner and the dealer.

Data and Other Revenue.  We derive this type of revenue primarily from the provision of data and consulting services to the automotive and financial services industries through our ALG subsidiary. The data and consulting services that ALG provides typically relates to the determination of the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. Our customers generally pay us for these services as information is delivered to them.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization).  Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to our customers. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.

Sales and Marketing.  Sales and marketing expenses consist primarily of: television and radio advertising; affinity group partner marketing fees; loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses including salaries, bonuses, benefits and stock‑based compensation expenses for sales, customer support, marketing and public relations employees, third‑party contractor fees, and allocated overhead. Sales and marketing expenses also include costs related to common stock warrants issued to our affinity group marketing partner, USAA, and a third-party marketing firm, as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.

Technology and Development.  Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits and stock‑based compensation expenses, third‑party contractor fees, software expenses and allocated overhead primarily associated with development of our platform, as well as our product development, product management, research and analytics and internal IT functions.

General and Administrative.  General and administrative expenses consist primarily of employee related expenses including salaries, bonuses, benefits and stock‑based compensation expenses for executive, finance, accounting, legal, human resources, and business intelligence personnel. General and administrative expenses also include legal, accounting, and other third‑party professional service fees, bad debt, and allocated overhead.

Depreciation and Amortization.  Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software development costs and leasehold improvements.

Interest Income.  Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense.  Interest expense consists of interest on our outstanding short‑term debt obligations, and for the three and six months ended June 30, 2013, accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013. In addition, beginning in August 2013, interest expense includes interest on our credit facility and the amortization of the discount on our line of credit.

Provision for Income Taxes.  We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2014 and December 31, 2013 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and six months ended June 30, 2014 reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$50,497	$31,223	$94,427	$56,266
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,137	3,673	7,858	7,435
Sales and marketing	33,292	15,626	61,059	29,409
Technology and development	8,513	5,618	15,843	11,422
General and administrative	16,439	6,629	27,955	12,942
Depreciation and amortization	2,972	2,868	6,086	5,934
Total costs and operating expenses	65,353	34,414	118,801	67,142
Loss from operations	(14,856)	(3,191)	(24,374)	(10,876)
Interest income	10	29	27	61
Interest expense	(131)	(510)	(301)	(1,751)
Other income, net	10	6	10	14
Loss before provision for income taxes	(14,967)	(3,666)	(24,638)	(12,552)
Provision for income taxes	67	136	317	273
Net loss	$(15,034)	$(3,802)	$(24,955)	$(12,825)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8	12	8	13
Sales and marketing	66	50	65	52
Technology and development	17	18	17	20
General and administrative	33	21	30	23
Depreciation and amortization	6	9	6	11
Loss from operations	(30)	(10)	(26)	(19)
Interest income	*	*	*	*
Interest expense	*	(2)	*	(3)
Other income, net	*	*	*	*
Loss before provision for income taxes	(30)	(12)	(26)	(22)
Provision for income taxes	*	*	*	*
Net loss	(30)%	(12)%	(26)%	(23)%

*Less than 0.5% of revenues

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Transaction revenue	$46,127	$27,436	$18,691	68.1%
Data and other revenue	4,370	3,787	583	15.4%
Revenues	$50,497	$31,223	$19,274	61.7%

The increase in our revenues of $19.3 million or 61.7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 91.3% and 8.7%, respectively, of revenues for the three months ended June 30, 2014 as compared to 87.9% and 12.1%, respectively, for the same period in 2013. The increase in transaction revenue for the three months ended June 30, 2014 primarily reflected a 54.8% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 71.6% from 2.4 million for the three months ended June 30, 2013 to 4.2 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our franchise dealer count grew 24.4% from 6,176 at June 30, 2013 to 7,682 at June 30, 2014, reflecting the ongoing adoption of our service among dealers. Our monetization increased 8.5% to $308 during the three months ended June 30, 2014 from $284 for the same period in 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts during the three months ended June 30, 2014. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 15.4% increase in data and other revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily reflected improved pricing of our renewal data, consulting service contracts and lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$4,137	$3,673	$464	12.6%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.2%	11.8%

The increase in cost of revenue of $0.5 million or 12.6% for the three months ended June 30, 2014 is primarily due to a $0.2 million increase in employee related costs primarily due to increases in headcount and a $0.1 million increase in data costs and licensing fees to support the growth of our business. The decline in cost of revenues as a percentage of revenues during the three months ended June 30, 2014 from the three months ended June 30, 2013 reflected operating leverage due to our increased level of transaction revenues during the three months ended June 30, 2014 as compared to the prior year period. Although we expect our cost of revenue to increase in dollar amount as we add additional data sources, we believe that the nature of our cost structure will enable us to continue to realize operating leverage in our business over time.

Sales and Marketing Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing expenses	$33,292	$15,626	$17,666	113.1%
Sales and marketing expenses as a percentage of revenues	65.9%	50.0%

The increase in sales and marketing expenses of $17.7 million or 113.1% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflected a $12.8 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $3.8 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for the three months ended June 30, 2014 also reflected a $1.3 million increase in employee related expenses primarily due to increased salaries and related expenses tied to our increased headcount and an increase in stock‑based compensation due to additional stock‑based awards, a liquidity bonus paid to an executive totaling $0.6 million in connection with our IPO, and an increase of $0.3 million in warrant expense associated with a marketing services agreement. These increases in sales and marketing expenses were partially offset by a decrease of $1.3 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective. We expect sales and marketing expenses to continue to increase in dollar amount due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees and marketing programs as we grow our business.

Technology and Development Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Technology and development expenses	$8,513	$5,618	$2,895	51.5%
Technology and development expenses as a percentage of revenues	16.9%	18.0%
Capitalized software costs	$2,559	$1,774	$785	44.3%

The increase in technology and development expenses of $2.9 million or 51.5% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflected an increase of $2.7 million in employee related costs primarily due to increased salaries and related expenses tied to our increased headcount and an increase in stock‑based compensation due to additional stock‑based awards. The increase in technology and development expenses during the three months ended June 30, 2014 also reflected a $0.3 million increase in software license expense. These increases were partially offset by a $0.4 million increase in the amount of capitalized internally developed software costs which reduced technology and development expenses during the period. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

General and Administrative Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative expenses	$16,439	$6,629	$9,810	148.0%
General and administrative expenses as a percentage of revenues	32.6%	21.2%

The increase in general and administrative expenses of $9.8 million or 148.0% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to a $7.6 million increase in employee related costs primarily due to an increase in stock‑based compensation of $3.8 million as a result of additional stock‑based awards and a liquidity bonus paid to a certain executive of $2.0 million in connection with our IPO and increased salaries and related expenses tied to our increased headcount. The increase of general and administrative expenses for the three months ended June 30, 2014 also reflected a $1.0 million increase in professional fees primarily related to increased accounting, legal and consulting fees, a $0.4 million increase in facilities related costs and a $0.3 million increase in travel expenses. We expect our general and administrative expenses to increase in dollar amount as we increase the headcount in our financial, accounting, and legal organizations and add resources to support both the anticipated growth of our business and our public company reporting requirements.

Depreciation and Amortization Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Depreciation and amortization expenses	$2,972	$2,868	$104	3.6%

The increase in depreciation and amortization expenses of $0.1 million or 3.6% for the three months ended June 30, 2014 compared to three months ended June 30, 2013 reflected a growth in capitalized internally developed software costs. We expect our depreciation and amortization expenses to continue to be affected by the amount of our investment in capitalized internally developed software costs, property and equipment and the timing of placing projects in service.

Interest Expense

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense	$131	$510	$(379)	(74.3)%

The decrease in interest expense of $0.4 million or 74.3% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily reflected a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013, and a decrease in the average outstanding balance of our short‑term borrowings.

Provision for Income Taxes

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$67	$136	$(69)	(50.7)%

Our provision for income taxes for the three months ended June 30, 2014 and 2013 reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Transaction revenue	$86,119	$48,959	$37,160	75.9%
Data and other revenue	8,308	7,307	1,001	13.7%
Revenues	$94,427	$56,266	$38,161	67.8%

The increase in our revenues of $38.2 million or 67.8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 91.2% and 8.8%, respectively, of revenues for the six months ended June 30, 2014 as compared to 87.0% and 13.0%, respectively, for the same period in 2013. The increase in transaction revenue for the six months ended June 30, 2014 primarily reflected a 62.6% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 75.6% from 2.3 million for the six months ended June 30, 2013 to 4.1 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 8.2% to $313 during the six months ended June 30, 2014 from $289 for the same period in 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts during the six months ended June 30, 2014. The 13.7% increase in data and other revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily reflected improved pricing of our renewal data, consulting service contracts and lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,858	$7,435	$423	5.7%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.3%	13.2%

The increase in cost of revenue of $0.4 million or 5.7% for the six months ended June 30, 2014 was primarily due to a $0.4 million increase in employee related costs primarily due to increases in headcount. The decrease in cost of revenues as a percentage of revenues during the six months ended June 30, 2014 from the six months ended June 30, 2013 reflected operating leverage due to our increased level of transaction revenues during the six months ended June 30, 2014 as compared to the prior year period.

Sales and Marketing Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing expenses	$61,059	$29,409	$31,650	107.6%
Sales and marketing expenses as a percentage of revenues	64.7%	52.3%

The increase in sales and marketing expenses of $31.6 million or 107.6% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflected a $20.6 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $6.8 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for the six months ended June 30, 2014 also reflected a $1.8 million increase in employee related expenses primarily due to increased salaries and related expenses due to our increased headcount, an increase of $2.0 million in warrant expense associated with our media and marketing services agreement, an increase of $1.2 million in stock‑based compensation due to additional stock‑based awards, a $0.8 million increase associated with the purchase of our ticker symbol “TRUE”, and an increase of $0.6 million associated with a liquidity bonus paid to an executive in connection with our IPO. These increases in sales and marketing expenses were partially offset by a decrease of $2.6 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective.

Technology and Development Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Technology and development expenses	$15,843	$11,422	$4,421	38.7%
Technology and development expenses as a percentage of revenues	16.8%	20.3%
Capitalized software costs	$4,550	$3,360	$1,190	35.4%

The increase in technology and development expenses of $4.4 million or 38.7% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflected an increase of $2.9 million in increased salaries and related expenses due to our increased headcount, an increase in stock‑based compensation due to additional stock‑based awards of $1.5 million and a $0.6 million increase in software license expense. These increases were partially offset by a $0.8 million increase in the amount of capitalized internally developed software costs which reduced technology and development expenses during the period.

General and Administrative Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative expenses	$27,955	$12,942	$15,013	116.0%
General and administrative expenses as a percentage of revenues	29.6%	23.0%

The increase in general and administrative expenses of $15.0 million or 116.0% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflected a $9.5 million increase in employee related costs primarily due to an increase in stock‑based compensation of $5.5 million as a result of additional stock‑based awards and a liquidity bonus paid to an executive of $2.0 million in connection with our IPO and related expenses tied to our increased headcount. Additionally, there was a $3.5 million increase in professional fees related to increased accounting, legal and consulting fees associated with the preparation to become a public company, a $0.7 million increase in facilities costs, and a $0.4 million increase in travel expenses for the six months ended June 30, 2014.

Depreciation and Amortization Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Depreciation and amortization expenses	$6,086	$5,934	$152	2.6%

The increase in depreciation and amortization expenses of $0.2 million or 2.6% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, reflected a growth in capitalized internally developed software costs.

Interest Expense

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense	$301	$1,751	$(1,450)	(82.8)%

The decrease in interest expense of $1.5 million or 82.8% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily reflected a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013, and a decrease in the average outstanding balance of our short‑term borrowings.

Provision for Income Taxes

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$317	$273	$44	16.1%

Our provision for income taxes for the six months ended June 30, 2014 and 2013 reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Liquidity and Capital Resources

At June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $111.8 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $187.5 million from our operations through June 30, 2014, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We had previously entered into a credit facility (the “Credit Facility”) with a financial institution that provided for advances under a formula-based revolving line of credit that expired on June 13, 2014. The maximum amount available under the line of credit was $12.0 million, of which $4.8 million was outstanding at December 31, 2013. We repaid all amounts outstanding in May 2014.

In August 2014, we amended our Credit Facility, effective as of June 13, 2014, with the same financial institution that provides for advances of up to $25.0 million under a formula-based revolving line of credit that expires on June 13, 2016. The Credit Facility provides advances equal to 80% of eligible accounts receivable (the “Borrowing Base”) and is subject to sub‑limits, as defined, for letters of credit, foreign exchange, and cash management services provided by the financial institution.

The Credit Facility bears interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, is greater than or equal to $1.00, (ii) LIBOR plus 3.75% if net cash, as defined, is less than $1.00, (iii) the bank’s prime rate if net cash is greater than or equal to $1.00, or (iv) the bank’s prime rate plus 1.5% if net cash is less than $1.00. We can select whether our borrowings will fall under a LIBOR or prime rate interest rate, and will also pay an annual commitment fee of $50,000 to the financial institution.

The Credit Facility requires us to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each month during periods when we have drawn down at least 75% of the lesser of the Borrowing Base or $25 million. The Credit Facility restricts our ability to pay dividends. In the event we are in default of the Credit Facility or other indebtedness with other third parties, or have judgments or liens that may have a material adverse effect on our business, the financial institution reserves the right to accelerate the maturity of all outstanding debt associated with the Credit Facility.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(6,430)	$(6,123)
Net cash used in investing activities	(1,439)	(820)
Net cash provided by (used in) financing activities	75,895	(1,815)
Net increase (decrease) in cash and cash equivalents	$68,026	$(8,758)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing, advertising and sponsorship expenses. Our net loss has been significantly greater than our use of cash for operating activities due to the inclusion of non‑cash expenses and charges.

Cash used in operating activities for the six months ended June 30, 2014 was $6.4 million, primarily as a result of our net loss of $25.0 million and a $4.4 million use of cash as a result of changes in operating assets and liabilities, which was largely offset by $22.9 million of non-cash operating expenses. This $4.4 million  use of cash reflected a $6.2 million increase in accounts receivable as a result of our increased revenues, a $3.3 million increase in prepaid expenses primarily associated with our increased media advertising spend, and a $0.4 million decrease in accrued employee expenses due to the payment of 2013 bonuses during the six months ended June 30, 2014, partially offset by an increase of $4.7 million in other accrued expenses primarily associated with our increased marketing spend and increased legal, accounting and other professional fees for the six months ended June 30, 2014, $0.5 million increase in accounts payable primarily due to revenue share amounts paid out on increased sales volume from affinity partners, and a $0.5 million decrease in other current assets relating to payments of current deposits.

Cash used in operating activities for the six months ended June 30, 2013 was $6.1 million, primarily as a result of our net loss of $12.8 million and a $6.3 million use of cash as a result of changes in operating assets and liabilities, which was partially offset by $13.0 million of non-cash operating expenses. This $6.3 million use of cash reflected a $4.3 million increase in accounts receivable as a result of our increased revenues, a $3.0 million increase in prepaid expenses primarily associated with our increased sponsorships and media advertising spend, and a $1.3 million decrease in accounts payable primarily associated with the timing of payments, partially offset by a $2.5 million increase in accrued employee expenses as a result of accruals for employee bonus payments.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, purchase of marketable securities, the acquisition of other business entities and assets, and changes in restricted cash requirements associated with our marketing arrangement with Yahoo! which was modified in 2012.

Cash used in investing activities of $1.4 million for the six months ended June 30, 2014 primarily resulted from investments in capitalized software development and property and equipment of $4.8 million and a purchase of $0.4 million of intangible assets relating to website purchases, which was partially offset by $3.8 million of repayments on notes receivable from related parties.

Cash used in investing activities of $0.8 million for the six months ended June 30, 2013 primarily resulted from the investment in capitalized software development and property and equipment of $3.3 million which was partially offset by the release of $2.5 million of restricted cash under our modified marketing arrangement with Yahoo!.

Financing Activities

Cash provided by financing activities of $75.9 million for the six months ended June 30, 2014 reflects $69.7 million of proceeds from the initial public offering, $9.5 million of proceeds from the exercise of warrants and $1.8 million of proceeds from the exercise of stock options, which was partially offset by the payment of the Revolving Line of Credit for $5.0 million.

Cash used in financing activities of $1.8 million for six months ended June 30, 2013 primarily resulted from the repurchase $2.0 million of vested option awards which was partially offset by $0.2 million in proceeds from the exercise of stock options.

Contractual Obligations and Known Future Cash Requirements

In July 2014, we entered into a new facility lease in Santa Monica that will increase our total future minimum lease commitments over the next fifteen years, beginning in January 2015, by $36.3 million In connection with this lease, we are required to obtain an irrevocable standby letter of credit, in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million. Refer to Note 7 of Notes to the Condensed Consolidated Financial Statements for additional information.

Off‑Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off‑balance sheet risks.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales allowances, stock-based compensation, income taxes, goodwill and other intangible assets, internal use capitalized software development costs, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

There have been no material changes to the critical accounting policies previously disclosed in our prospectus, as amended, filed with the SEC on May 16, 2014.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $111.8 million at June 30, 2014, which consists entirely of bank deposits. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases.  Our inability or failure to do so could harm our business, operating results and financial condition.

Foreign Currency Exchange Risk

Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. If we plan for international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.  We are not presently a party to any litigation.

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, before making a decision to invest in our common stock.  If any of the risks actually occurs, our business, financial condition, operating results and prospects could be materially and adversely affected.  In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

If car dealers perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.

Our primary source of revenue consists of fees paid by TrueCar Certified Dealers to us in connection with the sales of automobiles to our users. In addition, our value proposition to consumers depends on our ability to provide pricing information on automobiles from a sufficient number of automobile dealers by brand and in a given consumers’ geographic area.  If our relationships with our network of TrueCar Certified Dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our revenue and ability to maintain and grow unique visitor traffic will be adversely affected.

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity‑related challenges, many dealers cancelled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012.

TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours.  Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which potentially has the effect of diluting our dealer value proposition.  If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network would not grow and may begin to decline.

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry.  These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups.  To the extent that these groups believe that automobile dealerships should not partner with us, this belief may become quickly and widely shared by automobile dealerships and we may lose a significant number of dealers in our network.  A significant number of automobile dealerships are also members of larger dealer groups, and to the extent that a group decides to leave our network, this decision would typically apply to all dealerships within the group.

We cannot assure you that we will maintain strong relationships with the dealers in our network of TrueCar Certified Dealers or that we will not suffer dealer attrition in the future.  We may also have disputes with dealers from time to time, including relating to the collection of fees from them and other matters. We may need to modify our products, change pricing or take other actions to address dealer concerns in the future.  If a significant number of these automobile dealerships decided to leave our network or change their financial or business relationship with us, then our business, growth, operating results, financial condition and prospects would suffer.  Additionally, if we are unable to add dealers to our network, our growth could be impaired.

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $38.1 million in 2010 to $134.0 million in 2013 and from $31.2 million and $56.3 million for the three and six months ended June 30, 2013 to $50.5 million and $94.4 million for the three and six months ended June 30, 2014.  We expect that, in the future, as our revenue increases, our rate of growth will decline.  In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

•	maintain and grow our affinity group marketing partner relationships;
•	increase the number of users of our products and services, and in particular the number of unique visitors to TrueCar.com and our TrueCar branded mobile applications;
•	maintain and expand our dealer network;
•	further improve the quality of our existing products and services, and introduce high quality new products and services;
•	increase the number of transactions between our users and TrueCar Certified Dealers; and
•	introduce ancillary products and services.

We may not successfully accomplish any of these objectives.  We plan to continue our investment in future growth.  We expect to continue to expend substantial financial and other resources on:

•	marketing and advertising, including a significant increase to our television advertising expenditures;
•	product development; including investments in our product development team and the development of new products and new features for existing products; and
•	general administration, including legal, accounting and other compliance expenses related to being a public company.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. As we continue to grow, we expect to hire additional personnel. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car‑buying experience for the consumer and the economics of the dealer.

We have operated our business at scale for a limited period of time and we cannot predict whether we will continue to grow. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as users and automobile dealers have increasingly used our products and services.  However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We expect that our business will evolve in ways which may be difficult to predict. For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the continued growth of our revenue will require more focus on increasing the number of transactions from which we derive revenue. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since inception and had an accumulated deficit of $187.5 million at June 30, 2014.  From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, to the extent that we reduce variable costs to respond to losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of TrueCar.com and the car‑buying sites we maintain for our affinity group marketing partners.  Currently, a majority of the automobiles purchased by our users were matched to the car‑buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationship with affinity groups might change in a manner that harms our business and financial performance, including:

•

affinity group marketing partners might terminate their relationship with us or make such relationship non‑exclusive, resulting in a reduction in the number of transactions between users of our platform and TrueCar Certified Dealers;

•

affinity group marketing partners might de‑emphasize the automobile buying programs within their offerings, resulting in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or

•	the economic structure of our agreements with affinity group marketing partners might change, resulting in a decrease in our operating margins on transactions by their members.

A significant change to our relationships with affinity group marketing partners may have a negative effect on our business in other ways. For example, the termination by an affinity group marketing partner of our relationship may create the perception that our products and services are no longer beneficial to the members of affinity groups or a more general negative association with our business. In addition, a termination by an affinity group marketing partner may result in the loss of the data provided to us by them with respect to automobile transactions. This loss of data may decrease the quantity and quality of the information that we provide to consumers and may also reduce our ability to identify transactions for which we can invoice dealers. If our relationships with affinity group marketing partners change our business, revenue, operating results and prospects may be harmed.

Any adverse change in our relationship with United Services Automobile Association, or USAA, could harm our business.

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA and USAA is our largest single stockholder. USAA currently owns 17,065,691shares, which represents 22.2% of our outstanding shares of common stock as of June 30, 2014. In the three months ended June 30, 2014, 51,543 units, or 34% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through TrueCar.com or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results. In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing has in the past and may in the future adversely affect the volume of user traffic we receive from USAA. We cannot assure you that changes in our relationship with USAA or its promotion and marketing of our platform will not adversely affect our business and operating results in the future.

We are subject to a complex framework of federal and state laws and regulations primarily concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.

Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and our TrueCar Certified Dealers in class action or other civil litigation.

State Motor Vehicle Sales, Advertising and Brokering Laws

The advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business.  Although we do not sell motor vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. If our products and services are determined to not comply with relevant regulatory requirements, we or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of, TrueCar Certified Dealers in our network, which would affect our future growth.

Several states in which we do business have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so‑called “bird‑dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons.  If our products or services are determined to fall within the scope of such laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions.  Additionally, such a determination could subject us or our TrueCar Certified Dealers to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.

In addition to generally applicable consumer protection laws, many states in which we do business have laws and regulations that specifically regulate the advertising for sale of new or used motor vehicles. These state advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from state to state, sometimes imposing inconsistent requirements on the advertiser of a new or used motor vehicle. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, under motor vehicle advertising laws, generally applicable consumer protection laws, or otherwise, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, such allegations, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements, and could interfere with our ability to continue providing our products and services in certain states.

From time to time, certain state authorities and dealer associations have taken the position that aspects of our products and services violate state brokering, bird‑dog, or advertising laws. When such allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In certain instances, we have nevertheless been obligated to suspend all or certain aspects of our business operations in a state pending the resolution of such issues, the resolution of which included the payment of fines in 2011 and 2012 in the aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, state regulatory inquiries with respect to the compliance of our products and services with state brokering, bird‑dog, and advertising laws intensified to a degree not previously experienced by us. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.

In October 2013, we received an Investigative Demand from the Oregon Attorney General (the “Oregon Inquiry”) requesting information regarding potential noncompliance with the Oregon Unlawful Trade Practices Act. We are cooperating with the Oregon Department of Justice in an effort to reach consensual resolution of the issues raised by the Oregon Inquiry without making material, unfavorable adjustments to our business practices or user experience in Oregon. We cannot assure you that these efforts will be successful.

More recently, in May 2014, we received a letter from the Consumer Protection Division of the Mississippi Attorney General's Office (the "Mississippi Inquiry") suggesting that we may be acting unlawfully as an auto broker in Mississippi.  We intend to cooperate with the Mississippi Attorney General's office in an effort to reach consensual resolution of the issues raised by the Mississippi Inquiry without making material unfavorable adjustments to our business practices or user experience in Mississippi. We cannot assure you that these efforts will be successful.

If state regulators or other third parties take the position in the future that our products or services violate applicable brokering, bird‑dog, or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our products and services in certain states, or could require us to make adjustments to our products and services or the manner in which we derive revenue from our participating dealers, any or all of which could result in substantial adverse publicity, loss of TrueCar Certified Dealers from our network, decreased revenues, increased expenses, and decreased profitability.

Federal Advertising Regulations

The Federal Trade Commission, or the FTC, has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.

Federal Antitrust Laws

The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we obtain from dealers is competitively sensitive and, if disclosed inappropriately, could potentially be used by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network. For example, we have been informed that the FTC’s Bureau of Competition is conducting an investigation to determine whether firms in the retail automotive industry may have violated Section 5 of the Federal Trade Commission Act by agreeing to refuse to deal with us. We have received a Civil Investigative Demand dated February 11, 2014 requesting that we produce certain documents and information to the FTC related to the matters under investigation by it. We are cooperating with the FTC in an effort to supply the information required by the request without unduly burdening our resources. We cannot assure you that these efforts will be successful.

In addition, governmental or private civil actions related to the antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose dealer pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us and our TrueCar Certified Dealers in class action or other civil litigation.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and car‑buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com and Cars.com;
•	sites operated by automobile manufacturers such as General Motors and Ford;
•	providers of offline, membership‑based car‑buying services such as the Costco Auto Program; and
•	offline automotive classified listings, such as trade periodicals and local newspapers.

We compete with many of the above‑mentioned companies and other companies for a share of car dealers’ overall marketing budget for online and offline media marketing spend. To the extent that car dealers view alternative marketing and media strategies to be superior to TrueCar, we may not be able to maintain or grow the number of TrueCar Certified Dealers and our TrueCar Certified Dealers may sell fewer cars to users of our platform, and our business, operating results and financial condition will be harmed.

We also expect that new competitors will continue to enter the online automotive retail industry with competing products and services, which could have an adverse effect on our revenue, business and financial results.

Our competitors could significantly impede our ability to expand our network of TrueCar Certified Dealers and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced and our operating results will be negatively affected.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion, and support of their products and services. Additionally, they may have more extensive automotive industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. In addition, to the extent any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to continue to partner with us. If we are unable to compete with these companies, the demand for our products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third‑party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

If we suffer a significant interruption in our ability to gain access to third‑party data, our business will suffer.

Our business also relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we experience a material disruption in the data provided to us or if third‑party data providers terminate their relationship with us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, and our business, results of operations and financial conditions could be materially and adversely affected.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to TrueCar.com, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that an important component of our growth will be the growth of our TrueCar.com business.  Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services.  We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar.com brand and drive more unique visitors to our website and mobile applications.  We incurred expenses of $33.3 million and $61.1 million on sales and marketing in the three and six months ended June 30, 2014, respectively.

Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Some of our methods of advertising, including our television marketing campaign, are not currently profitable on a standalone basis because they have not yet resulted in the acquisition of sufficient users visiting our website and mobile applications such that we may recover such costs by attaining corresponding revenue growth. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, or if we discontinue our broad marketing campaigns, it could have a material adverse effect on our growth, results of operations and financial condition.

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car‑buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car buying site we maintain for them can and has, from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on their web pages, adversely affecting the volume of traffic. Should USAA or one or more of our other affinity group marketing partners decide to de‑emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines such as Google, Bing, and Yahoo! to drive traffic to our website. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non‑paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

We may be unable to maintain or grow relationships with information data providers, which may limit the information that we are able to provide and could impair our ability to attract or retain consumers and TrueCar Certified Dealers.

We receive automobile purchase data from many third‑party data providers, including our network of TrueCar Certified Dealers, dealer management system providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay‑per‑sale billing model, we use this data to match purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers. We also analyze this data and provide insights to our users and TrueCar Certified Dealers, driving traffic to our platform and strengthening our relationships with the automobile dealers in our network.

From time to time, we experience interruptions in the data feeds that we receive from third‑party data providers, particularly dealer management system providers, in a manner that affects our ability to invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software of a dealer management system provider. In the states in which we employ a pay‑per‑sale billing model, an interruption in the data that we receive undermines our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. Our subscription billing model typically results in decreased revenues during the interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases during the period in which we are unable to submit an invoice to automobile dealers and, in any case, our recognition of transaction revenues where there has been an interruption in the data provided to us by dealer management systems will be delayed.

The failure to maintain our brand would harm our ability to grow unique visitor traffic and to expand our dealer network.

Maintaining and enhancing the TrueCar brand will depend largely on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users perceive that we are not focused primarily on providing them with a better car‑buying experience, our reputation and the strength of our brand will be adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and the use of our products and services and adversely affect our brand. These concerns could also diminish the trust of existing and potential affinity group marketing partners. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

If we are unable to provide a compelling car‑buying experience to our users, the number of transactions between our users and TrueCar Certified Dealers will decline and our revenue and results of operations will suffer harm.

We cannot assure you that we are able to provide a compelling car‑buying experience to our users, and our failure to do so will mean that the number of transactions between our users and TrueCar Certified Dealers will decline and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car‑buying experience is subject to a number of factors, including:

•	our ability to launch new products that are effective and have a high degree of consumer engagement;
•

compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform, including honoring the TrueCar certificates submitted by our users; and

•	our access to a sufficient amount of data to enable us to be able to provide relevant pricing information to consumers.

The growth of our business relies significantly on our ability to increase the number of TrueCar Certified Dealers such that we are able to increase the number of transactions between our users and TrueCar Certified Dealers. Failure to do so would limit our growth.

Our ability to grow the number of TrueCar Certified Dealers, both on an overall basis and by brand in important geographies, is an important factor in growing our business. As described elsewhere in this “Risk Factors” section, we are a new participant in the automobile retail industry, our business has sometimes been viewed in a negative light by car dealerships, and there can be no assurance that we will be able to maintain or grow the number of car dealers in our network.

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer within our network submits a price to us that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and they ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. In addition, state dealership associations maintain significant influence over the dealerships in their state as lobbying groups and as thought leaders. To the extent that these associations view us in a negative light, our reputation with car dealers in the corresponding state may be negatively affected. If our relationships with car manufacturers or state dealership associations suffer, our ability to maintain and grow the number of car dealers in our network will be harmed.

We cannot assure you that we will expand our network of TrueCar Certified Dealers in a manner that provides a sufficient number of dealers by brand and geography for our unique visitors and failure to do so would harm our growth.

Our ability to grow our complementary product offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.

As we introduce or expand additional offerings for our platform, such as automobile trade‑ins, financing, leasing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings, such as TrueTrade, TrueLoan and TrueLease, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.

Moreover, our affinity group marketing partners already offer products in many of these adjacent markets. For example, USAA, our largest stockholder and most significant affinity group marketing partner, offers financing and insurance products for its members. For those affinity group marketing partners that offer products in adjacent markets that we seek to enter, our ability to offer products in these markets to their members will be limited. If we are unable to successfully expand our ancillary product offerings, our growth rate, revenue and operating performance may be harmed.

If our mobile products do not adequately address the shift to mobile technology by our users, the number of transactions between our users and TrueCar Certified Dealers may not grow as quickly and our operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users.  In the year ended December 31, 2013, approximately 25% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices and in the three and six months ended June 30, 2014 this figure grew to approximately 29% and 28%, respectively.  The shift to mobile technology by our users may harm our business in the following ways:

•	the use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for automobile research;
•

mobile technology may not be accepted as a viable long‑term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity;

•	we may not continue to innovate and introduce enhanced products on mobile platforms;
•	consumers may believe that our competitors offer superior mobile products; or
•	our mobile applications may become incompatible with operating systems such as iOS or Android or the devices they support.

If use of our mobile products does not continue to grow, our business and operating results could be harmed.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

Seasonality may cause fluctuations in our unique visitors, revenue and operating results.

Our revenue trends are a reflection of consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues may be affected by these seasonal trends. Our business will also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather events.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

Since our founding, we have raised substantial equity and debt financing to support the growth of our business. In May 2014, we closed our IPO whereby 8,941,250 shares of common stock were sold to the public, including 1,166,250 shares sold pursuant to the exercise by the underwriters of their option to purchase such shares.  We received aggregate net proceeds from the offering of $69.2 million, net of underwriting discounts and commissions and issuance expenses.

Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our current revolving credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing that we secure in the future could involve further restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by consumers and dealers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results.

In addition, from time to time, concerns have been expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy‑related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy‑related obligations to consumers or other third parties, or our privacy‑ related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and automobile dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break‑ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our website and mobile applications is located at co‑location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break‑ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third‑party web hosting providers could adversely affect the experience of our consumers. Our third‑party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third‑party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third‑party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.

Failure to adequately protect our intellectual property could harm our business and operating results.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. For example, we have filed a claim for trademark infringement and related matters against Sonic Automotive, Inc. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “TrueCar.”

We currently hold the “TrueCar.com” Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top‑level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name TrueCar.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non‑practicing entities.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non‑infringing substitutes or may result in significant settlement costs.

In addition, we use open source software in our products and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees, including Scott Painter, our Founder and Chief Executive Officer, and John Krafcik, our President. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at‑will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well‑qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

Complying with the laws and regulations affecting public companies has increased our costs and the demands on management and could harm our operating results.

As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” In addition, the Sarbanes‑Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending December 31, 2015, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, or Section 404. As an “emerging growth company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes‑Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance‑related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if future material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, such as our acquisition of ALG in 2011. The identification of suitable acquisition candidates can be difficult, time‑consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of technology, research and development and sales and marketing functions;
•	transition of the acquired company’s users to our website and mobile applications;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•	potential write‑offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;
•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write‑off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

If our intangible assets and goodwill become impaired we may be required to record a significant non‑cash charge to earnings which would materially and adversely affect our results of operations.

We had goodwill and intangible assets of $83.3 million at June 30, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long‑term financial outlook of our operations. Actual performance in the near‑term or long‑term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $122.7 million and state net operating loss carryforwards of approximately $106.3 million at December 31, 2013. The federal and state net operating loss carryforwards expire beginning in the years ending December 31, 2026 and 2014, respectively.  At December 31, 2013, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively.  The federal credit carryforwards begin to expire in 2028.  The state credit carryforwards can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, our ability to use pre‑change net operating loss and research tax credits may be limited as prescribed under Internal Revenue Code, or IRC, Sections 382 and 383. Therefore, if we earn net taxable income in the future, our ability to reduce our Federal income tax liability may be subject to limitation. Events which may cause limitation in the amount of the net operating losses and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three‑year period. As a result of historical equity issuances, we have determined that the annual utilization of our net operating losses and credits and tax credits may be limited pursuant to IRC Sections 382 and 383. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside our control could potentially result in further limitations on our ability to utilize our net operating loss and credit carryforwards.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results as part of our press releases, conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2014, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 66.4% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO, and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of high technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of new products;
•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management;
•	conditions in the automobile industry; and
•	general economic conditions and slow or negative growth of our markets.

The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock and may dilute your voting power and your ownership interest in us.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.  Based on shares outstanding at June 30, 2014 of 76,814,334 shares, there are approximately 62,963,483 shares which are subject to a 180-day contractual lock-up. Goldman, Sachs & Co. and J.P. Morgan Securities LLC may permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.  As of June 30, 2014, holders of an aggregate of 59,909,567 shares of our common stock had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.  Substantially all of these shares are subject to the 180-day contractual lock-up referred to above.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the 180‑day contractual lock‑up period, the trading price of our common stock could decline substantially.

Anti‑takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three year terms;
•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and
•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We have broad discretion in the use of the net proceeds that we received in our IPO.

We cannot specify with any certainty the particular uses of the net proceeds that we received from our May 2014 IPO and the exercise by our underwriters of their option to purchase additional shares. Our management has considerable discretion in the application of the net proceeds, including working capital and other general corporate purposes, and you will not have the opportunity, and we may spend or invest these IPO proceeds in a way with which our stockholders disagree. We may also use a portion of the net proceeds received in our IPO to acquire or invest in complementary businesses, products, services, technologies or other assets. The failure by our management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, the terms of our credit facility currently prohibit us from paying cash dividends on our capital stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

From April 1, 2014 through May 15, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333- 196017), we sold the following unregistered securities:

2005 Stock Plan Related Issuances

We issued to our employees and directors, an aggregate of 5,881,815 shares of common stock under our 2005 Stock Plan (the “2005 Plan”) with an exercise price of $12.81 per share, for an aggregate exercise price of approximately $75.3 million. In April 2014, we granted to our CEO, options to purchase an aggregate of 1,333,332 shares of its common stock under the 2005 Plan at exercise prices ranging from $30.00 to $60.00 per share for an aggregate exercise price of approximately $60.0 million. We sold and issued to our directors, employees, consultants and other service providers an aggregate of 1,245,192 shares of our common stock pursuant to option exercises under the 2005 Plan at prices ranging from $0.36 to $11.51 per share, for an aggregate purchase price of approximately $1.1 million.

2014 Stock Plan Related Issuances

On May 15, 2014, we granted to our directors and employees an aggregate of 720,146 shares of common stock subject to RSUs, which were issued upon the effectiveness of our registration statement on Form S-1, File No. 333-195036.

Conversion of All Outstanding Shares of Preferred Stock to Shares of Common Stock

In connection with the completion of our IPO, all 2,857,143 shares of our preferred stock converted to common stock immediately prior to the closing. The issuance of such shares was deemed to be exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act. We received no additional consideration for such automatic conversions.

Warrants

We issued to two accredited investors, warrants to purchase an aggregate of 1,792,312 shares of its common stock at exercise prices ranging from $7.95 to $15.00 per share, for an aggregate purchase price of approximately $23.4 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each such transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors, or Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information regarding our Company or had adequate access, through his or her relationship with us, to information about our Company.

(b)	Use of Proceeds from Public Offering of Common Stock

In May 2014, we closed our IPO whereby 8,941,250 shares of common stock were sold to the public, including 1,166,250 shares sold pursuant to the exercise by the underwriters of their option to purchase such shares.  The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-195036), which was declared effective by the SEC on May 15, 2014. Goldman, Sachs & Co., J.P. Morgan Securities LLC, and RBC Capital Markets acted as joint book-running managers for the offering and Cowen and Co. and JMP Securities acted as co-managers. We received aggregate net proceeds from the offering of approximately $69.2 million, net of underwriting discounts and commissions and issuance expenses. Following the consummation of the IPO, certain executives were paid liquidity bonuses totaling $2.6 million, and payments were made in the ordinary course of business to officers for salaries. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. The full amount outstanding under our revolving line of credit of $5.0 million was repaid following the closing of our IPO. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 15, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 5.   Other Information

Item 1.01 Entry into a Material Definitive Agreement.

The Company had previously entered into a credit facility with Silicon Valley Bank (“SVB”) that provided for advances under a formula-based revolving line of credit that expired on June 13, 2014. The maximum amount available under the line of credit was $12.0 million, of which $4.8 million was outstanding at December 31, 2013. The Company repaid all amounts outstanding in May 2014.

On August 11, 2014, the Company amended its credit facility (the “Credit Facility”) with SVB, effective as of June 13, 2014, that provides for advances of up to $25.0 million under a formula-based revolving line of credit that expires on June 13, 2016. The Credit Facility provides advances equal to 80% of eligible accounts receivable (the “Borrowing Base”), and is subject to sub-limits, as defined, for letters of credit, foreign exchange, and cash management services provided by the financial institution.

The Credit Facility bears interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, is greater than or equal to $1.00, (ii) LIBOR plus 3.75% if net cash, as defined, is less than $1.00, (iii) SVB’s prime rate if net cash is greater than or equal to $1.00, or (iv) SVB’s prime rate plus 1.5% if net cash is less than $1.00. The Company can select whether its borrowings will fall under a LIBOR or prime rate interest rate, and will also pay an annual commitment fee of $50,000 to SVB.

The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each month during periods when the Company has drawn down at least 75% of the lesser of the Borrowing Base or $25 million. The Credit Facility restricts the Company’s ability to pay dividends. In the event the Company is in default of the Credit Facility or other indebtedness with other third parties, or have judgments or liens that may have a material adverse effect on the Company’s business, SVB reserves the right to accelerate the maturity of all outstanding debt associated with the Credit Facility.

Item 6.   Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
4.1	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between Registrant and United Services Automobile Association.	S-1/A File No. 333-195036	4.16	5/5/2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 2, 2014, by and between Registrant and 8020 Consulting.	S-1/A File No. 333-195036	4.17	5/5/2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 15, 2014, by and between Registrant and Avis-Davis Productions, Inc.	S-1/A File No. 333-195036	4.18	5/15/2014
10.1	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A File No. 333-195036	10.4	5/15/2014
10.2	Employment Agreement, dated April 21, 2014, by and between the Registrant and Troy Foster.	S-1/A File No. 333-195036	10.14	5/5/2014
10.3	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Krafcik.	S-1/A File No. 333-195036	10.15	5/5/2014
10.4	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Stephenson.	S-1/A File No. 333-195036	10.16	5/5/2014
10.5	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.	Filed herewith
10.6

Zag Services & Maintenance Agreement, dated February 13, 2007, by and between the Registrant and United Services Automobile Association, as amended by Amendment #1 dated September 22, 2008, Amendment #2 dated May 12, 2009, Amendment #4 dated June 25, 2010, Amendment #5 dated October 26, 2010, Amendment #7 dated June 1, 2011, Amendment #9 dated March 13, 2012, Amendment #11 dated May 17, 2012, Amendment #12 dated May 17, 2012, Amendment #14 dated October 16, 2012, Amended and Restated Amendment #15 dated November 12, 2012, Amendment #16 dated December 12, 2012, Amendment #17 dated May 17, 2012, Amendment #18 dated January 17, 2013, Amendment #20 dated April 2, 2013, Amendment #22 dated July 22, 2013, Amendment #23 dated September 10, 2013, Amendment #24 dated August 30, 2013, Amendment #26 dated April 4, 2014, and Amendment #27 dated May 1, 2014.

		S-1/A File No. 333-195036	10.21	5/5/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
10.7	2014 Incentive Plan.	S-1/A File No. 333-195036	10.22	5/5/2014
10.8	Executive Incentive Compensation Plan.	S-1/A File No. 333-195036	10.23	5/5/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS (2)	XBRL Instance Document	Furnished herewith
101.SCH (2)	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

(1)This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(2)Pursuant to Rule 406T of Regulation S‑T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUECAR, INC.

Date:	August 13, 2014	By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	August 13, 2014	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)