Form 10-Q
period 2014-09-30
TrueCar, Inc.
filed 2014-11-14
CIK 1327318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 10, 2014,  77,145,688 shares of the registrant’s common stock were outstanding.

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

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our nationwide network of TrueCar Certified Dealers;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to drive adoption of our services by consumers;
•	our ability to anticipate or adapt to future changes in our industry;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	our liquidity and working capital requirements;

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

TRUECAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$112,999	$43,819
Restricted cash — current	—	2,000
Accounts receivable, net of allowances of $2,120 and $2,184 at September 30, 2014 and December 31, 2013, respectively (includes related party receivables of $769 and $431 at September 30, 2014 and December 31, 2013, respectively)	28,953	18,803
Notes receivable from related parties — current	380	178
Prepaid expenses (includes related party prepaid expenses of $1,376 at September 30, 2014)	6,239	3,550
Other current assets (includes related party receivables of $363 at December 31, 2013)	1,827	1,226
Total current assets	150,398	69,576
Property and equipment, net	28,688	15,238
Goodwill	53,270	53,270
Intangible assets, net	28,984	31,834
Notes receivable from related parties	—	2,682
Other assets	427	2,150
Total assets	$261,767	$174,750

Liabilities, Convertible Preferred Stock and Stockholders’ Equity

Current liabilities
Accounts payable (includes related party payables of $366 and $1,161 at September 30, 2014 and December 31, 2013, respectively)	$12,350	$9,804
Accrued employee expenses	9,778	10,129
Revolving line of credit	5,000	4,764
Other accrued expenses (includes related party payables of $259 at December 31, 2013)	11,296	6,242
Total current liabilities	38,424	30,939
Deferred tax liabilities	2,223	1,791
Lease financing obligation	5,970	—
Other liabilities	473	616
Total liabilities	47,090	33,346
Commitments and contingencies (Note 7)
Series A convertible preferred stock — $0.0001 par value; 4,500,000 shares authorized at December 31, 2013; no shares and 2,857,143 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	29,224

Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2014; no shares issued and outstanding at September 30, 2014	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2014 and 150,000,000 shares authorized at December 31, 2013; 76,983,001 and 59,955,343 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8	6
Additional paid-in capital	415,824	275,803
Notes receivable from related parties	—	(1,069)
Accumulated deficit	(201,155)	(162,560)
Total stockholders’ equity	214,677	112,180
Total liabilities, convertible preferred stock and stockholders’ equity	$261,767	$174,750

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$56,751	$37,547	$151,178	$93,813
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $529 for the three months ended September 30, 2013, and $405 and $1,671 for nine months ended September 30, 2014 and 2013, respectively)	4,666	3,652	12,524	11,087
Sales and marketing (includes related party expenses of $6,700 and $2,302 for the three months ended September 30, 2014 and 2013, and $14,543 and $5,749 for nine months ended September 30, 2014 and 2013, respectively)	36,399	21,878	97,458	51,287
Technology and development	10,906	5,512	26,751	16,934
General and administrative	14,919	7,716	42,873	20,658
Depreciation and amortization	3,388	3,241	9,474	9,175
Total costs and operating expenses	70,278	41,999	189,080	109,141
Loss from operations	(13,527)	(4,452)	(37,902)	(15,328)
Interest income	14	30	41	91
Interest expense	(27)	(58)	(327)	(1,809)
Other income	20	5	30	19
Loss before provision for income taxes	(13,520)	(4,475)	(38,158)	(17,027)
Provision for income taxes	120	136	437	409
Net loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)
Net loss per share:
Basic and diluted	$(0.18)	$(0.08)	$(0.56)	$(0.30)
Weighted average common shares outstanding, basic and diluted	76,880	59,799	68,315	58,096

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	—	—	—	—
Comprehensive loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

				Notes
				Receivable
				from
	Common Stock			Related	Accumulated	Stockholders’
	Shares	Amount	APIC	Parties	Deficit	Equity
Balance at December 31, 2013	59,955,343	$6	$275,803	$(1,069)	$(162,560)	$112,180
Net loss	—	—	—	—	(38,595)	(38,595)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	8,941,250	1	69,150	—	—	69,151
Conversion of Series A convertible preferred stock in connection with initial public offering	2,857,143	—	29,224	—	—	29,224
Stock-based compensation	—	—	21,925	—	—	21,925
Issuance of warrants in connection with marketing agreements	—	—	8,343	—	—	8,343
Exercise of warrants to purchase common stock	3,348,095	1	9,460	—	—	9,461
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,881,170	—	1,909	—	—	1,909
Imputed interest on notes receivable	—	—	10	—	—	10
Interest income on notes receivable	—	—	—	(3)	—	(3)
Repayment of notes receivable	—	—	—	1,072	—	1,072
Balance at September 30, 2014	76,983,001	$8	$415,824	$—	$(201,155)	$214,677

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(38,595)	$(17,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,234	8,441
Deferred income taxes	438	409
Bad debt expense and other reserves	118	153
Stock-based compensation	20,978	5,584
Increase in fair value of contingent consideration liability	—	71
Common stock warrant expense	8,343	2,888
Imputed interest on notes receivable	(3)	93
Interest income on notes receivable	(1)	49
Interest expense on note payable	—	805
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	236	987
Loss on disposal of fixed assets	243	734
Changes in operating assets and liabilities:
Accounts receivable	(10,407)	(4,858)
Prepaid expenses	(2,695)	(3,319)
Other current assets	(601)	(304)
Other assets	(30)	(327)
Accounts payable	3,332	3,019
Accrued employee expenses	(479)	468
Other accrued expenses	5,128	(3,095)
Other liabilities	(143)	(238)
Net cash used in operating activities	(4,904)	(5,876)
Cash flows from investing activities
Change in restricted cash	2,000	2,500
Purchase of property and equipment	(12,324)	(5,508)
Purchase of intangible assets	(365)	—
Notes receivable from related parties	(60)	—
Repayment of notes receivable from related parties	3,761	228
Net cash used in investing activities	(6,988)	(2,780)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	69,702	—
Proceeds from revolving line of credit	5,000	5,000
Repayments under credit agreement	(5,000)	—
Payment of contingent consideration	—	(428)
Repurchase of vested common stock option awards	—	(2,000)
Proceeds from exercise of common stock options	1,909	210
Exercise of warrants	9,461	—
Net cash provided by financing activities	81,072	2,782
Net increase (decrease) in cash and cash equivalents	69,180	(5,874)
Cash and cash equivalents at beginning of period	43,819	22,062
Cash and cash equivalents at end of period	$112,999	$16,188
Supplemental disclosures of non-cash activities
Recognition of construction in progress and related lease financing obligation	5,970	—
Stock-based compensation capitalized for software development	947	366
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	471	143
Conversion of convertible note payable and accrued interest to common stock	—	25,447
Deferred offering costs included in accounts payable and accrued expenses	58	—

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill and long‑lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, the fair value of lease related assets and obligations, and the valuation and assumptions underlying stock‑based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring management to assess an entity's ability to continue as a going concern. Specifically, the new guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2014				At December 31, 2013
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Cash equivalents	$92,238	$—	$—	$92,238	$7,726	$—	$—	$7,726
Total Assets	$92,238	$—	$—	$92,238	$7,726	$—	$—	$7,726

4.Property and Equipment, net

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Computer equipment and internally developed software	$34,316	$22,517
Furniture and fixtures	2,110	1,654
Leasehold improvements	3,339	2,921
Capitalized facility lease	5,970	—
	45,735	27,092
Less: Accumulated depreciation	(17,047)	(11,854)
Total property and equipment, net	$28,688	$15,238

The Company is considered the owner, for accounting purposes only, during the construction period of its San Francisco, California office lease as it has taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the Company has capitalized the estimated fair value of the leased property and recognized a corresponding lease financing obligation of approximately $6.0 million. As construction costs are incurred, the Company will recognize an increase in capitalized facility lease for costs related to structural improvements. Normal leasehold improvements related to the facility are recorded in leasehold improvements in the table above.

Total depreciation and amortization expense of property and equipment was $2.4 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Total depreciation and amortization expense of property and equipment was $6.2 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Amortization of internal use capitalized software development costs was $1.7 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively.  Amortization of internal use capitalized software development costs was $3.9 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

5.Intangible Assets

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	At September 30, 2014
	Gross Carrying	Accumulated	Net Carrying
	Value	amortization	Value
Acquired technology and domain name	$31,090	$(10,024)	$21,066
Customer relationships	6,300	(2,302)	3,998
Tradenames	4,900	(980)	3,920
Total	$42,290	$(13,306)	$28,984

	At December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Value	amortization	Value
Acquired technology and domain name	$30,725	$(7,624)	$23,101
Customer relationships	6,300	(1,732)	4,568
Trade names	4,970	(805)	4,165
Total	$41,995	$(10,161)	$31,834

For the nine months ended September 30, 2014, the increase in the gross intangible assets balance was due to the purchase of the True.com domain name for $0.4 million.

Amortization expense for the three months ended September 30, 2014 and 2013 was $1.0 million and $1.1 million, respectively.  For the nine months ended September 30, 2014 and 2013, amortization expense was $3.2 million and $3.3 million, respectively.

Amortization expense with respect to intangible assets at September 30, 2014 for each of the five years through December 31, 2018 and thereafter is as follows (in thousands):

Three months ending December 31, 2014	$1,036
2015	4,134
2016	4,041
2017	3,862
2018	3,861
Thereafter	12,050
Total amortization expense	$28,984

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

The Credit Facility bears interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, is greater than or equal to $1.00 (ii) LIBOR plus 3.75% if net cash, as defined, is less than $1.00, (iii) the bank’s prime rate if net cash is greater than or equal to $1.00, or (iv) the bank’s prime rate plus 1.5% if net cash is less than $1.00. The Company can select whether its borrowings will fall under a LIBOR or prime rate interest rate, and will also pay an annual commitment fee of $50,000 to the financial institution. In September 2014, the Company drew down $5.0 million on the Credit Facility under a LIBOR based interest rate. The carrying value of the Company’s debt approximates fair value due to the short term maturity of the debt at an interest rate commensurate with market rates. At September 30, 2014, the carrying amount of the Company’s outstanding debt was $5.0 million and the remaining amount available under the Credit Facility was $11.5 million.

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

7.Commitments and Contingencies

Office Lease Commitments

The Company has contractual obligations in the form of operating leases for office space for which are recorded on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2029.

In May 2014, the Company entered into a new facility lease (the “Lease”) in San Francisco (the “San Francisco Office”) that will increase the total future minimum lease commitments over the next 10 years, beginning August 1, 2014 by $7.0 million. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.

The Company has concluded that it is deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property and a corresponding liability in “Property and equipment, net” and “Lease financing obligation” respectively, on the accompanying consolidated balance sheets. The Company will recognize an increase in the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord.

Upon completion of the construction, the Company will retain the fair value of the lease property and the obligation on its balance sheet as it does not qualify for sales and leaseback accounting due to requirements to maintain collateral in the lease. The Company will record the rent payments as a reduction of the Lease financing obligation and imputed interest expense; and ground rent as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life. At the conclusion of the lease term, the Company would de-recognize both the then carrying values of the asset and financing obligation.

In July 2014, the Company entered into a new facility lease in Santa Monica (the “Santa Monica Lease”) that will increase its total future minimum lease commitments over the next fifteen years, beginning in January 2015, by $36.3 million. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

Tenant improvement construction does not begin until January 2015 for the Santa Monica Lease. The Company is currently evaluating the improvement plans to determine if it will be the deemed owners during the construction period for accounting purposes, which will be determined based on the finalization of construction plans.

At September 30, 2014, future minimum payments for non-cancellable lease obligations are as follows (in thousands):

Three months ending December 31, 2014	$663
2015	5,149
2016	5,922
2017	5,201
2018	5,530
Thereafter	37,008
Total minimum lease payments	$59,473

The Company recorded rent expense of $0.8 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, total rent expense was $2.1 million and $1.9 million, respectively.

Software Subscription License Agreement

In August 2014, the Company entered into an agreement to purchase a perpetual software subscription license totaling $4.9 million, which was fully paid in the third quarter of 2014. In addition to the software license agreement, the Company purchased a support services package for a three year term totaling $2.4 million payable quarterly.

Automotive Website Program Partnership Agreement

As part of the Company’s prior partnership agreement with Yahoo!, Inc. in June 2012, the Company was required to issue a stand‑by letter of credit in the amount of $10.0 million. The Company was required to maintain restricted cash equal to the amount of the stand‑by letter of credit. In April 2013, the stand‑by letter of credit was reduced to $2.0 million and was fully released on September 29, 2014, the expiration date of the stand-by letter of credit agreement.

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

Employment Contracts

The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at‑will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations. In addition, upon the consummation of the IPO, certain executives earned liquidity bonuses totaling $2.6 million, which were recorded in sales and marketing and general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the nine months ended September 30, 2014.

Indemnity Obligations

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third‑parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is sometimes indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At September 30, 2014 and December 31, 2013, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these indemnity obligations is not probable or reasonably estimable.

Marketing Sponsorships

The Company has entered into marketing sponsorship agreements with professional sporting affiliations. At September 30, 2014, the sponsorship agreements require future commitments of $0.8 million all payable in 2015.

8.Stockholders’ Equity

Series A Preferred Stock

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

Warrants Issued to USAA

Beginning in March 2009, the Company entered into various agreements with USAA, an affinity partner and significant stockholder of the Company, which agreements provided for the issuance of warrants to purchase shares of the

Company’s common stock if minimum performance milestones, based on the level of vehicle sales, were achieved. The Company issues warrants to USAA in exchange for marketing services performed by USAA under the Company’s affinity group marketing program. The purpose of the marketing services performed by USAA is to create awareness and to acquire traffic for, and drive users to, the Company’s auto buying platforms. Warrants issued to USAA are recorded as sales and marketing expenses in the Company’s consolidated statements of comprehensive loss.

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

For the three months ended September 30, 2014 and 2013, the Company recognized expense of $3.1 million and $0.4 million related to warrants to purchase 245,837 shares and 151,484 shares of common stock that have been earned and are vested, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized expense of $5.1 million and $0.8 million related to warrants to purchase 586,395 shares and 305,778 shares of common stock that have been earned and are vested, respectively.

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

For the three months ended September 30, 2013, the Company recognized expense of $1.2 million related to 167,422 warrants earned, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized expense of $2.3 million and $1.9 million related to 343,665 and 436,222 warrants earned, respectively. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

Warrants Issued to Financial Institution

On June 13, 2012, in connection with the execution of the amended credit facility (Note 6), the Company entered into a warrant agreement with a financial institution to purchase 26,666 shares of the Company’s common stock, at an exercise price of $11.51 per share if the Company draws on the credit facility at any time after the issuance date. If at any time, the advances to the Company in aggregate principal amount are greater than $4.0 million, the number of shares increases to 66,666. The warrants are immediately vested upon drawing on the line and expire on the earlier of June 13, 2022, or an acquisition of the Company consisting solely of cash and or marketable securities. On June 13, 2013 the Company entered into a second amendment and restated loan and security agreement which reduced the exercise price of the warrants to $7.92. On August 29, 2013, the Company drew down $5.0 million on the credit facility, triggering the issuance of warrants to purchase 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share. In June 2014, the Company issued 27,526 shares of its common stock upon the net exercise of warrants to purchase 66,666 shares of common stock.

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

For the three and nine months ended September 30, 2014, the Company recognized expense of $0.5 million and $0.9 million, respectively, which has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss. At September 30, 2014, warrants earned under this agreement totaled 33,333 shares.

9.Stock‑based Awards

Stock Options

A summary of the Company’s stock option activity under the 2005, 2008 and 2014 plans for the nine months ended September 30, 2014 is as follows (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contract Life
	Options	Price	(in years)
Outstanding at December 31, 2013	18,363,144	$4.89	7.17
Granted	10,746,379	$15.84
Exercised	(1,878,681)	$1.07
Canceled/forfeited	(802,368)	$9.38
Outstanding at September 30, 2014	26,428,474	$9.48	7.75
Vested and expected to vest at September 30, 2014	25,379,923	$9.43	7.69
Exercisable at September 30, 2014	18,469,792	$8.88	7.16

At September 30, 2014, total remaining stock‑based compensation expense for unvested stock option awards was $67.6 million, which is expected to be recognized over a weighted‑average period of 2.9 years.

Restricted Stock Units and Awards

Activity in connection with the restricted stock units is as follows for the nine months ended September 30, 2014:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested — December 31, 2013	—	$—
Granted	747,112	$10.52
Vested	(3,951)	$23.47
Canceled/forfeited	(34,370)	$10.31
Non-vested — September 30, 2014	708,791	$10.25

At September 30, 2014, total remaining stock‑based compensation expense for non-vested restricted stock units amounted to $5.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

In addition, previously issued restricted stock awards of 11,111 shares with a weighted average grant date fair value of $3.56 were non-vested at September 30, 2014.

Stock‑based Compensation Cost

The Company recorded stock‑based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of revenue	$134	$28	$297	$81
Sales and marketing	1,413	591	3,757	1,696
Technology and development	2,069	362	3,933	1,143
General and administrative	5,824	987	12,991	2,664
Total stock-based compensation expense	9,440	1,968	20,978	5,584
Amount capitalized to internal software use	331	112	947	366
Total stock-based compensation cost	$9,771	$2,080	$21,925	$5,950

10.Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year‑to‑date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. For the three months ended September 30, 2014 and 2013, the Company recorded $0.1 million and $0.1 million in income tax expense, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $0.4 million and $0.4 million in income tax expense, respectively.

There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2014, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. The Company is currently under audit examination by the Internal Revenue Service for the 2011 and 2012 tax years, and under a state audit for the 2010 through the 2012 tax years.

11.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)
Weighted-average common shares outstanding	76,880	59,799	68,315	58,096
Net loss per share - basic and diluted	$(0.18)	$(0.08)	$(0.56)	$(0.30)

The following table presents the number of anti‑dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2014 and 2013 (in thousands):

	September 30,
	2014	2013

Options to purchase common stock	26,428	16,475
Common stock warrants	3,942	5,264
Unvested restricted stock awards	720	72
Contingently redeemable shares	—	112
Total shares excluded from net loss per share	31,090	21,923

12.Related Party Transactions

Transactions with Stockholders

In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue for the three months ended September 30, 2013 was $0.5 million. Costs under these agreements included in cost of revenue for the nine months ended September 30, 2014 and 2013 were $0.4 million and $1.7 million, respectively. Costs under these agreements included in sales and marketing expense for the three and nine months ended September 30, 2013 were $0.1 million and $0.3 million, respectively. No amounts were due to Dealertrack at December 31, 2013.

Notes Receivable from Related Parties

From 2007 to 2011, the Company issued notes to executives of the Company totaling $4.1 million of which $2.9 million were exchanged for cash and $1.2 million were in consideration for the purchase of common stock. The notes bore interest at rates between 1.2% and 6.0%. Principal and interest payments were due at maturity. The loans had maturity dates ranging from 2011 to 2016, and were primarily repaid in full by February 2014, with the exception of $0.3 million which has been partially reserved for by the Company, and the Company is pursuing collection.

In June 2014, the Company advanced $60,000 to an employee. The note is due on December 31, 2014 at an interest rate of 3.5%. At September 30, 2014, the principal note receivable of $60,000 remained outstanding.

Service Provider

Beginning in October 2013, the Company hired an employee who also serves as an officer of a firm that was providing and continues to provide marketing services to the Company. For the three and nine months ended September 30, 2014, the Company recorded sales and marketing expense of $1.0 million and $2.6 million, respectively. At September 30, 2014, the Company recorded $1.4 million in prepaid expenses related to this marketing firm. There was no prepaid expense relating to this marketing firm at December 31, 2013. Additionally, the Company had amounts due to this marketing firm at December 31, 2013 of $0.3 million. No amounts were due to this marketing firm at September 30, 2014.

Transactions with USAA

USAA is the Company’s largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate their Auto Buying Program. The Company has amounts due from USAA at September 30, 2014 and December 31, 2013 of $0.8 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at September 30, 2014 and December 31, 2013 of $0.4 million and $1.2 million, respectively. The Company recorded sales and marketing expense of $5.7 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8). For the nine months ended September 30, 2014 and 2013, the Company recorded sales and marketing expense of $11.9 million and $5.4 million, respectively.

13.Revenue Information

The CODM reviews separate revenue information for its Transaction and Data and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Transaction revenue	$51,985	$33,538	$138,104	$82,497
Data and other revenue	4,766	4,009	13,074	11,316
Total revenues	$56,751	$37,547	$151,178	$93,813

14.Subsequent Events

On November 10, 2014, the Company’s filed registration statement for the sale of approximately 1.0 million shares and 5.4 million shares of common stock by the Company and selling stockholders, respectively, was declared effective by the SEC. The Company is expected to receive proceeds of $31.7 million, including proceeds from the underwriters’ exercise on November 13, 2014 of their option to purchase an additional 960,390 shares, net of underwriting commissions and discounts, but before offering expenses, on November 17, 2014. The Company will not receive any proceeds from the sale of the shares by the selling stockholders.

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

During the three and nine months ended September 30, 2014, we generated revenues of $56.8 million and $151.2 million and recorded a net loss of $13.6 million and $38.6 million, respectively. For the three months ended September 30, 2014, $52.0 million, or 91.6%, of revenues was derived from transaction revenues, and $4.8 million, or 8.4%, was derived primarily from the sale of data and consulting services to the automotive and financial services industries. For the nine months ended September 30, 2014, $138.1 million, or 91.4%, of revenues was derived from transaction revenues, and $13.1 million, or 8.6%, was derived primarily from the sale of data and consulting services to the automotive and financial services industries. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay‑for‑performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average Monthly Unique Visitors	4,632,183	3,201,475	4,252,626	2,609,208
Units(1)	171,775	116,503	447,282	285,988
Monetization	$303	$288	$309	$288
Franchise Dealer Count	8,149	6,327	8,149	6,327
Transaction Revenue Per Franchise Dealer	$6,567	$5,365	$18,663	$14,183

(1)

We issued full credits of the amount originally invoiced with respect to 2,056 and 6,278 units during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we issued full credits of the amount originally invoiced with respect to 6,254 and 14,862 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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

The number of average monthly unique visitors increased 44.7% to approximately 4.6 million in the three months ended September 30, 2014 from approximately 3.2 million in the same period of 2013. The number of average monthly unique visitors increased 63.0% to approximately 4.3 million in the nine months ended September 30, 2014 from approximately 2.6 million in the nine months ended September 30, 2013. We attribute the growth in our average monthly unique visitors principally to increased television, radio and digital marketing advertising campaigns that have led to increased brand awareness, as well as increased traffic from our affinity group marketing partners.

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

The number of units increased 47.4% to 171,775 in the three months ended September 30, 2014 from 116,503 in the three months ended September 30, 2013. The number of units increased 56.4% to 447,282 in the nine months ended September 30, 2014 from 285,988 in the same period of prior year. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 5.1% to $303 during the three months ended September 30, 2014 from $288 for the same period in 2013 primarily as a result of increases in our pricing structure with our TrueCar Certified Dealers and lower sales credits during the three months ended September 30, 2014. For the nine months ended September 30, 2014, our monetization increased 7.0% to $309 from $288 in the same period of the prior year primarily as a result of increases in our pricing structure and lower sales credits. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single‑location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non‑franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 8,149 at September 30, 2014 from 6,651 at December 31, 2013 and 6,327 at September 30, 2013. We attribute this growth in our franchise dealer count to the continued effectiveness of our dealer sales team, increased brand awareness, and product enhancements.

Transaction Revenue Per Franchise Dealer

We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer increased 22.4% to $6,567 during the three months ended September 30, 2014 from $5,365 for the same period in 2013. For the nine months ended September 30, 2014, our transaction revenue per franchise dealer increased to $18,663 from $14,183 in the same period of the prior year, reflecting an increase of 31.6%. The increases in the current year periods over the prior year periods primarily reflect an increase in units which were attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.

Non‑GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, change in the fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, change in fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in the fair value of contingent consideration, ticker symbol acquisition costs, IPO-related expenses, and certain litigation costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure.    Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.

We have included Adjusted EBITDA and Non-GAAP net income (loss) in this report as they are important measures used by our management and board of directors to assess ouroperating performance. We believe that using Adjusted EBITDA and Non-GAAP net income (loss)facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net income (loss) and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as a measure of financial performance and debt service capabilities.

Our use of each of Adjusted EBITDA and Non-GAAP net income (loss) has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;
•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects changes in, or cash requirements for, our working capital needs;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in respect of our litigation against Sonic Automotive Holdings, Inc.;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) considers the potentially dilutive impact of shares issued or to be issued in connection with share-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently from how we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net income (loss) alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. In addition, in evaluating Adjusted EBITDA and Non-GAAP net income (loss), you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net income (loss), and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net income (loss) that our future results will not be affected by these expenses or any unusual or non-recurring items.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)
Non-GAAP adjustments:
Interest income	(14)	(30)	(41)	(91)
Interest expense	27	58	327	1,809
Depreciation and amortization	3,388	3,241	9,474	9,175
Stock-based compensation	9,440	1,968	20,978	5,584
IPO-related expenses	—	—	3,717	—
Warrant expense	3,675	1,626	8,289	2,888
Change in fair value of contingent consideration	—	23	—	71
Ticker symbol acquisition costs	—	—	803	—
Certain litigation costs	864	—	1,239	—
Provision for income taxes	120	136	437	409
Adjusted EBITDA	$3,860	$2,411	$6,628	$2,409

Non-GAAP net (loss) income is not a measure of our financial performance under GAAP. We define Non-GAAP net (loss) as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, change in the fair value of contingent consideration, ticker symbol acquisition costs, IPO-related expenses, certain litigation costs, and transaction costs from acquisitions. We have provided below a reconciliation of Non-GAAP net loss to net loss, the most directly comparable GAAP financial measure. Non-GAAP net (loss) income should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of Non-GAAP Net (Loss) income to net loss for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Non-GAAP Net Income to Net Loss:
Net loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)
Non-GAAP adjustments:
Stock-based compensation	9,440	1,968	20,978	5,584
Warrant expense	3,675	1,626	8,289	2,888
Change in fair value of contingent consideration	—	23	—	71
Ticker symbol acquisition costs	—	—	803	—
IPO-related expenses	—	—	3,717	—
Certain litigation costs	864	—	1,239	—
Non-GAAP net income (loss)	$339	$(994)	$(3,569)	$(8,893)

Components of Operating Results

Revenues

Our revenues are comprised of transaction revenue, and data and other revenue.

Transaction Revenue.  Revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the straight‑line of the subscription fee over the period over which the services are delivered.

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

Interest Expense.  Interest expense consists of interest on our outstanding short‑term debt obligations, and for the three and nine months ended September 30, 2013, accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013. In addition, beginning in August 2013, interest expense includes interest on our credit facility and the amortization of the discount on our line of credit.

Provision for Income Taxes.  We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2014 and December 31, 2013 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and nine months ended September 30, 2014 reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$56,751	$37,547	$151,178	$93,813
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,666	3,652	12,524	11,087
Sales and marketing	36,399	21,878	97,458	51,287
Technology and development	10,906	5,512	26,751	16,934
General and administrative	14,919	7,716	42,873	20,658
Depreciation and amortization	3,388	3,241	9,474	9,175
Total costs and operating expenses	70,278	41,999	189,080	109,141
Loss from operations	(13,527)	(4,452)	(37,902)	(15,328)
Interest income	14	30	41	91
Interest expense	(27)	(58)	(327)	(1,809)
Other income, net	20	5	30	19
Loss before provision for income taxes	(13,520)	(4,475)	(38,158)	(17,027)
Provision for income taxes	120	136	437	409
Net loss	$(13,640)	$(4,611)	$(38,595)	$(17,436)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$3,860	$2,411	$6,628	$2,409
Non-GAAP net income (loss)	$339	$(994)	$(3,569)	$(8,893)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8	10	8	12
Sales and marketing	64	58	64	55
Technology and development	19	15	18	18
General and administrative	26	20	28	22
Depreciation and amortization	6	9	6	10
Loss from operations	(23)	(12)	(24)	(16)
Interest income	*	*	*	*
Interest expense	*	*	*	(2)
Other income, net	*	*	*	*
Loss before provision for income taxes	(24)	(12)	(25)	(18)
Provision for income taxes	*	*	*	*
Net loss	(24)%	(12)%	(26)%	(19)%

*Less than 0.5% of revenues

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Transaction revenue	$51,985	$33,538	$18,447	55.0%
Data and other revenue	4,766	4,009	757	18.9%
Revenues	$56,751	$37,547	$19,204	51.1%

The increase in our revenues of $19.2 million or 51.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 91.6% and 8.4%, respectively, of revenues for the three months ended September 30, 2014 as compared to 89.3% and 10.7%, respectively, for the same period in 2013. The increase in transaction revenue for the three months ended September 30, 2014 primarily reflected a 47.4% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 44.7% from 3.2 million for the three months ended September 30, 2013 to 4.6 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our franchise dealer count grew 28.8% from 6,327 at September 30, 2013 to 8,149 at September 30, 2014, reflecting the ongoing adoption of our service among dealers. Our monetization increased 5.1% to $303 during the three months ended September 30, 2014 from $288 for the same period in 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts during the three months ended September 30, 2014. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 18.9% increase in data and other revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily reflected improved pricing of our renewal data, consulting service contracts and lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$4,666	$3,652	$1,014	27.8%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.2%	9.7%

The increase in cost of revenue of $1.0 million or 27.8% for the three months ended September 30, 2014 is primarily due to a $0.7 million increase in data costs and licensing fees to support the growth of our business. The decline in cost of revenues as a percentage of revenues during the three months ended September 30, 2014 from the three months ended September 30, 2013 reflected operating leverage due to our increased level of transaction revenues during the three months ended September 30, 2014 as compared to the prior year period. Although we expect our cost of revenue to increase in dollar amount as we add additional data sources, we believe that the nature of our cost structure will enable us to continue to realize operating leverage in our business over time.

Sales and Marketing Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing expenses	$36,399	$21,878	$14,521	66.4%
Sales and marketing expenses as a percentage of revenues	64.1%	58.3%

The increase in sales and marketing expenses of $14.5 million or 66.4% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflected a $9.0 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $4.8 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for the three months ended September 30, 2014 also reflected a $2.2 million increase in employee related expenses primarily due to increased salaries and related expenses tied to our increased headcount and an increase in stock‑based compensation due to additional stock‑based awards. These increases in sales and marketing expenses were partially offset by a decrease of $1.3 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective and a decrease of $0.7 million in warrant expense associated with a marketing services agreement. We expect sales and marketing expenses to continue to increase in dollar amount due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees and marketing programs as we grow our business.

Technology and Development Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Technology and development expenses	$10,906	$5,512	$5,394	97.9%
Technology and development expenses as a percentage of revenues	19.2%	14.7%
Capitalized software costs	$7,168	$1,779	$5,389	302.9%

The increase in technology and development expenses of $5.4 million or 97.9% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflected an increase of $4.3 million in employee related costs primarily due to increased salaries and related expenses tied to our increased headcount and an increase in stock‑based compensation due to additional stock‑based awards. The increase in technology and development expenses during the three months ended September 30, 2014 also reflected a $0.8 million increase in software license expense and hosting expense. These increases were partially offset by a $0.3 million increase in the amount of salaries capitalized for the development of internal use software which reduced technology and development expenses during the period. Capitalized software costs increased $5.4 million primarily due to the purchase of a perpetual software license. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

General and Administrative Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative expenses	$14,919	$7,716	$7,203	93.4%
General and administrative expenses as a percentage of revenues	26.3%	20.6%

The increase in general and administrative expenses of $7.2 million or 93.4% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to a $6.9 million increase in employee related costs primarily due to an increase in stock‑based compensation of $4.8 million as a result of additional stock‑based awards and increased salaries and related expenses tied to our increased headcount. The increase of general and administrative expenses for the three months ended September 30, 2014 also reflected a $0.4 million increase in professional fees primarily related to increased accounting, legal and consulting fees. We expect our general and administrative expenses to increase in dollar amount as we increase the headcount in our financial, accounting, and legal organizations and add resources to support both the anticipated growth of our business and our public company reporting requirements.

Depreciation and Amortization Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Depreciation and amortization expenses	$3,388	$3,241	$147	4.5%

The increase in depreciation and amortization expenses of $0.1 million or 4.5% for the three months ended September 30, 2014 compared to three months ended September 30, 2013 reflected a growth in capitalized internally developed software costs. We expect our depreciation and amortization expenses to continue to be affected by the amount of our investment in capitalized internally developed software costs, property and equipment and the timing of placing projects in service.

Interest Expense

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense	$27	$58	$(31)	(53.4)%

Our interest expense for the three months ended September 30, 2014 and September 30, 2013 primarily reflected a decrease in the average outstanding balance of our short‑term borrowings.

Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$120	$136	$(16)	(11.8)%

Our provision for income taxes for the three months ended September 30, 2014 and 2013 reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Transaction revenue	$138,104	$82,497	$55,607	67.4%
Data and other revenue	13,074	11,316	1,758	15.5%
Revenues	$151,178	$93,813	$57,365	61.1%

The increase in our revenues of $57.4 million or 61.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 91.4% and 8.6%, respectively, of revenues for the nine months ended September 30, 2014 as compared to 87.9% and 12.1%, respectively, for the same period in 2013. The increase in transaction revenue for the nine months ended September 30, 2014 primarily reflected a 56.4% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 63.0% from 2.6 million for the nine months ended September 30, 2013 to 4.3 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 7.0% to $309 during the nine months ended September 30, 2014 from $288 for the same period in 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts during the nine months ended September 30, 2014. The 15.5% increase in data and other revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily reflected improved pricing of our renewal data, consulting service contracts and lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$12,524	$11,087	$1,437	13.0%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.3%	11.8%

The increase in cost of revenue of $1.4 million or 13.0% for the nine months ended September 30, 2014 was primarily due to a $0.3 million increase in employee related costs primarily due to increases in headcount and $1.1 million increase in data costs and licensing fees to support the growth of our business. The decrease in cost of revenues as a percentage of revenues during the nine months ended September 30, 2014 from the nine months ended September 30, 2013 reflected operating leverage due to our increased level of transaction revenues during the nine months ended September 30, 2014 as compared to the prior year period.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing expenses	$97,458	$51,287	$46,171	90.0%
Sales and marketing expenses as a percentage of revenues	64.5%	54.7%

The increase in sales and marketing expenses of $46.2 million or 90.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflected a $29.4 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $11.6 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for the nine months ended September 30, 2014 also reflected a $3.5 million increase in employee related expenses primarily due to increased salaries and related expenses due to our increased headcount, an increase of $1.3 million in warrant expense associated with our media and marketing services agreement, an increase of $2.1 million in stock‑based compensation due to additional stock‑based awards, a $0.8 million increase associated with the purchase of our ticker symbol “TRUE”, and an increase of $0.6 million associated with a liquidity bonus paid to an executive in connection with our IPO. These increases in sales and marketing expenses were partially offset by a decrease of $3.9 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective.

Technology and Development Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Technology and development expenses	$26,751	$16,934	$9,817	58.0%
Technology and development expenses as a percentage of revenues	17.7%	18.1%
Capitalized software costs	$11,718	$5,077	$6,641	130.8%

The increase in technology and development expenses of $9.8 million or 58.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflected an increase of $5.7 million in increased salaries and related expenses due to our increased headcount, an increase in stock‑based compensation due to additional stock‑based awards of $3.4 million and a $1.7 million increase in software license and hosting expenses. These increases were partially offset by a $1.0 million increase in the amount of salaries capitalized for the development of internal use software costs which reduced technology and development expenses during the period.  Capitalized software costs increased $6.6 million primarily due to the purchase of perpetual software license of $5.0 million during the third quarter of 2014 and an increase in the amount of salaries capitalized for the development of internal use software of $1.0 million during the nine months ended September 30, 2014 compared to the corresponding period in the prior year.

.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative expenses	$42,873	$20,658	$22,215	107.5%
General and administrative expenses as a percentage of revenues	28.4%	22.0%

The increase in general and administrative expenses of $22.2 million or 107.5% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflected a $16.4 million increase in employee related costs primarily due to an increase in stock‑based compensation of $10.3 million as a result of additional stock‑based awards and a liquidity bonus paid to an executive of $2.0 million in connection with our IPO and related expenses tied to our increased headcount. Additionally, there was a $4.2 million increase in professional fees related to increased accounting, legal and consulting fees associated with the preparation to become a public company, a $0.9 million increase in facilities costs, and a $0.8 million increase in travel expenses for the nine months ended September 30, 2014.

Depreciation and Amortization Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Depreciation and amortization expenses	$9,474	$9,175	$299	3.3%

The increase in depreciation and amortization expenses of $0.3 million or 3.3% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, reflected a growth in capitalized internally developed software costs.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest expense	$327	$1,809	$(1,482)	(81.9)%

The decrease in interest expense of $1.5 million or 81.9% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily reflected a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013, and a decrease in the average outstanding balance of our short‑term borrowings.

Provision for Income Taxes

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$437	$409	$28	6.8%

Our provision for income taxes for the nine months ended September 30, 2014 and 2013 reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Liquidity and Capital Resources

At September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $113 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $201.2 million from our operations through September 30, 2014, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

The Credit Facility bears interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, is greater than or equal to $1.00, (ii) LIBOR plus 3.75% if net cash, as defined, is less than $1.00, (iii) the bank’s prime rate if net cash is greater than or equal to $1.00, or (iv) the bank’s prime rate plus 1.5% if net cash is less than $1.00. We can select whether our borrowings will fall under a LIBOR or prime rate interest rate, and will also pay an annual commitment fee of $50,000 to the financial institution. In September 2014, we drew down $5.0 million on the Credit Facility under a LIBOR based interest rate. At September 30, 2014, the carrying amount of our outstanding debt was $5.0 million and the remaining amount available under the Credit Facility was $11.5 million.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(4,904)	$(5,876)
Net cash used in investing activities	(6,988)	(2,780)
Net cash provided by financing activities	81,072	2,782
Net increase (decrease) in cash and cash equivalents	$69,180	$(5,874)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing, advertising and sponsorship expenses. Our net loss has been significantly greater than our use of cash for operating activities due to the inclusion of non‑cash expenses and charges.

Cash used in operating activities for the nine months ended September 30, 2014 was $4.9 million, primarily as a result of our net loss of $38.6 million and a $5.9 million use of cash as a result of changes in operating assets and liabilities, which was largely offset by $39.6 million of non-cash operating expenses. This $5.9 million use of cash reflected a $10.4 million increase in accounts receivable as a result of our increased revenues, a $2.7 million increase in prepaid expenses primarily associated with our increased media advertising spend, a $0.6 million increase in other current assets relating to payments of current deposits, and a $0.5 million decrease in accrued employee expenses due to the payment of bonuses during the nine months ended September 30, 2014, partially offset by an increase of $5.1 million in other accrued expenses primarily associated with our increased marketing spend and increased legal, accounting and other professional fees for the nine months ended September 30, 2014 and a $3.3 million increase in accounts payable primarily due to revenue share amounts paid out on increased sales volume from affinity partners.

Cash used in operating activities for the nine months ended September 30, 2013 was $5.9 million, primarily as a result of our net loss of $17.4 million and a $8.7 million use of cash as a result of changes in operating assets and liabilities, which was partially offset by $20.2 million of non-cash operating expenses. This $8.7 million use of cash reflected a $4.9 million increase in accounts receivable as a result of our increased revenues, a $3.3 million increase in prepaid expenses primarily associated with our increased sponsorships and media advertising spend, partially offset by a $0.5 million increase in accrued employee expenses as a result of accruals for employee bonuses.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, the acquisition of other intangible assets, and changes in restricted cash requirements associated with our marketing arrangement with Yahoo! which was modified in 2012.

Cash used in investing activities of $7.0 million for the nine months ended September 30, 2014 primarily resulted from investments in capitalized software development and property and equipment of $12.3 million and a purchase of $0.4 million of intangible assets relating to website purchases, which was partially offset by $3.8 million of repayments on notes receivable from a related party and the release of $2.0 million of restricted cash under our modified marketing arrangement with Yahoo!.

Cash used in investing activities of $2.8 million for the nine months ended September 30, 2013 primarily resulted from the investment in capitalized software development and property and equipment of $5.5 million which was partially offset by the release of $2.5 million of restricted cash under our modified marketing arrangement with Yahoo!.

Financing Activities

Cash provided by financing activities of $81.1 million for the nine months ended September 30, 2014 reflects $69.7 million of proceeds from the initial public offering, $9.5 million of proceeds from the exercise of warrants and $1.9 million of proceeds from the exercise of stock options.

Cash provided by financing activities of $2.8 million for nine months ended September 30, 2013 primarily resulted from the $5.0 million draw-down on our line of credit, partially offset by the $2.0 million repurchase of vested option awards.

Contractual Obligations and Known Future Cash Requirements

In May 2014, we entered into a new facility lease in San Francisco that will increase our total future minimum lease commitments over the next ten years, beginning in August 2014, by $7.0 million. In connection with this lease, we are required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 2017 through August 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million. Refer to Note 7 of Notes to the Condensed Consolidated Financial Statements for additional information.

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

In August 2014, we entered into an agreement to purchase a perpetual software license totaling $4.9 million, which was fully paid in the third quarter of 2014. In addition, we purchased a support services package for a three year term totaling $2.4 million payable quarterly.

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

Interest Rate Risk

We had cash and cash equivalents of $113.0 million at September 30, 2014, which consists entirely of bank deposits. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.  We do not believe that the outcome of any pending legal matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1A.Risk Factors

Our operations and financial results are subject to various risks and uncertainties including, but not limited to, those described below. Additional risks and uncertainties that we may not be aware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks, or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected.  In that case, the market price of our common stock could decline.

Risks Related to Our Business and Industry

If key industry participants, including car dealers and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.

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

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support, provided that such dealers adhere to certain marketing guidelines. Automobile manufacturers may determine that the manner in which certain of their franchise dealers use our platform is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the platform is deemed objectionable. The potential or actual loss of such marketing support may cause such dealers to cease being members of our TrueCar Certified Dealer network, which may adversely affect our ability to maintain or grow the number of dealers in our network.

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

Our revenue grew from $38.1 million in 2010 to $134.0 million in 2013 and from $93.8 million for the nine months ended September 30, 2013 to $151.2 million for the nine months ended September 30, 2014.  We expect that, in the future, as our revenue increases, our rate of growth will decline.  In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

•	maintain and grow our affinity group marketing partner relationships;
•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;
•	maintain and expand our dealer network;
•	further improve the quality of our existing products and services, and introduce high quality new products and services;
•	increase the number of transactions between our users and TrueCar Certified Dealers; and
•	introduce third party ancillary products and services.

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

We may be unable to maintain or grow relationships with information data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and dealers as well as the timeliness of such information and may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers.

We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers, dealer management system data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay-per-sale billing model, we use this data to match purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly dealer management system data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the states in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions which occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these short falls in transaction revenue could be material to our operating results.

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

We have not been profitable since inception and had an accumulated deficit of $201.2 million at September 30, 2014.  From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, to the extent that we reduce variable costs to respond to losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of the TrueCar website and our branded mobile applications and the car‑buying sites we maintain for our affinity group marketing partners.  Currently, a majority of the automobiles purchased by our users were matched to the car‑buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationship with affinity groups might change in a manner that harms our business and financial performance, including:

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA and USAA is our largest single stockholder. At September 30, 2014, USAA owned 17,065,691 shares, which represented 22.2% of our outstanding shares of common stock. In 2013, 171,795 units, or 43.0% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA.  We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. In the three months ended September 30, 2014, 54,178 units, or 32% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing has in the past and may in the future adversely affect the volume of user traffic we receive from USAA. We cannot assure you that changes in our relationship with USAA or its promotion and marketing of our platform will not adversely affect our business and operating results in the future.

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

If we suffer a significant interruption in our ability to gain access to third‑party data, our business and operating results will suffer.

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

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and other branded mobile applications. Because TrueCar is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services.  We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar.com brand and drive more unique visitors to our website and mobile applications.  We incurred expenses of $36.4 million and $97.5 million on sales and marketing in the three and nine months ended September 30, 2014, respectively.

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

We in part rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users.  In the year ended December 31, 2013, approximately 25% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices and in the nine months ended September 30, 2014 this figure grew to approximately 30%.  The shift to mobile technology by our users may harm our business in the following ways:

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

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

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

We had goodwill and intangible assets of $82.3 million at September 30, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long‑term financial outlook of our operations. Actual performance in the near‑term or long‑term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of September 30, 2014, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 71.4% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock and may dilute your voting power and your ownership interest in us..

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.  Officers, directors, and their affiliates, stockholders participating in our secondary offering and certain other stockholders are subject to lock-up agreements entered into in connection with our secondary offering.  These lock-up agreements restrict the sale of shares of our common stock for a limited period, after which those shares become eligible for sale in the public market, in some cases subject to volume and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended.  750,000 of such shares subject to the lock-up agreements become eligible for sale in the public market on December 12, 2014 and on January 12, 2015.  24,675,699 of such shares subject to the lock-up agreements, of which 12,544,640 shares are held by affiliates and subject to the volume and other restrictions of Rule 144, become eligible for sale in the public market on February 10, 2015.  An additional 33,439,645 of such shares subject to the lock-up agreements, all of which are held by affiliates and subject to the volume and other restrictions of Rule 144, become eligible for sale in the public market on March 12, 2015.  J.P. Morgan Securities LLC and Goldman, Sachs & Co. may permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.

After the completion of our secondary offering, which is expected to close on November 17, 2014, holders of an approximately of 54,731,966 shares of our common will hold rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the contractual lock‑up period, the trading price of our common stock could decline substantially.

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

We have broad discretion in the use of the net proceeds that we received in our IPO and our secondary offerings.

We cannot specify with any certainty the particular uses of the net proceeds that we received from our May 2014 IPO or our November 2014 secondary offering and the exercise by our underwriters of their option to purchase additional shares in the secondary offering. Our management has considerable discretion in the application of such net proceeds, including working capital and other general corporate purposes, and you will not have the opportunity, and we may spend or invest these IPO and secondary offering proceeds in a way with which our stockholders disagree. We may also use a portion of the net proceeds received in our IPO and secondary offering to acquire or invest in complementary businesses, products, services, technologies or other assets. The failure by our management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds from our IPO and secondary offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

In July 2014, we issued 28,555 shares of our common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $1.53 per share. The exercise was pursuant to a cashless exercise provision and resulted in no proceeds to the Company. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.

(b)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared or became effective on May 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 15, 2014 pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 6.   Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
4.1	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between Registrant and United Services Automobile Association.	S-1/A File No. 333-195036	4.16	5/5/2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 2, 2014, by and between Registrant and 8020 Consulting.	S-1/A File No. 333-195036	4.17	5/5/2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 15, 2014, by and between Registrant and Avis-Davis Productions, Inc.	S-1/A File No. 333-195036	4.18	5/15/2014
10.1	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.	10-Q	10.5	8/14/2014
10.2

Loan and Security Agreement, dated May 15, 2009, by and between the Registrant and Silicon Valley Bank, as amended by the Amended and Restated Loan and Security Agreement dated November 12, 2010, the First Amendment to Amended and Restated Loan and Security Agreement dated December 31, 2010, the Second Amendment to Amended and Restated Loan and Security Agreement dated November 11, 2011, the Third Amendment to Amended and Restated Loan and Security Agreement dated February 9, 2012, the Second Amended and Restated Loan and Security Agreement dated June 13, 2012, the First Amendment to the Second Amended and Restated Loan and Security Agreement, dated October 11, 2012, the Second Amendment to the Second Amended and Restated Loan and Security Agreement dated June 13, 2013, and the Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated August 11, 2014, but effective as of June 13, 2014.

		S-1 File No. 333-199650	10.21	10/28/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	November 13, 2014	By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2014	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2014	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)