Form 10-K
period 2014-12-31
TrueCar, Inc.
filed 2015-03-12
CIK 1327318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36449

TRUECAR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04‑3807511 (I.R.S. Employer Identification Number)

120 Broadway, Suite 200

Santa Monica, California 90401

(Address of principal executive offices and Zip Code)

(800) 200‑2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $391,333,962 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of March 5, 2015, the registrant had 80,419,146 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.

FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar”, “the Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar.com, Inc. and ALG, Inc., unless the context indicates otherwise. TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG”.

Special Note Regarding Forward Looking Statements and Industry and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our customer base;
•	the impact of competition in our industry and innovation by our competitors;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to sell our products and expand internationally;
•	our failure to anticipate or adapt to future changes in our industry;
•	the impact of seasonality on our business;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	the impact of any failure of our solutions or solution innovations;
•	our reliance on our third-party service providers;
•	the evolution of technology affecting our products, services and markets;
•	our ability to adequately protect our intellectual property;
•	the anticipated effect on our business of litigation to which we are a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	the increased expenses and administrative workload associated with being a public company;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	our liquidity and working capital requirements;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;
•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and
•	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievments to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

This Annual Report on Form 10-K also contains estimates and other statistical data, including those relating to our industry and the market in which we operate, which we have obtained or derived from industry publications and reports, including reports from Autodata Corp., USA, Borrell Associates, J.D. Power and Associates, NADA, R.L. Polk & Co., Automotive News and other publicly available information. These industry publications and reports do not guarantee the accuracy and completeness of their information although the authors generally indicate that they have obtained the information from sources believed to be reliable. The information involves a number of estimates and assumptions. You are cautioned not to give undue weight to these estimates and assumptions. Based on our industry experience, we believe that the publications and reports are reliable and that the conclusions contained in the publications and reports are reasonable. However, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause actual results to differ materially from those expressed in the industry publications and reports.

PART I

Item 1.Business

Overview

Our mission is to transform the car-buying experience for consumers and the way that the automotive industry attracts  customers and sells cars. We have established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. We operate our company-branded platform on the TrueCar website and our branded mobile experience. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA and American Express, membership-based organizations like Consumer Reports, AARP and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users in the purchase process and efficiently deliver incentives specifically targeted to individual consumers.

We benefit consumers by providing information related to what others have paid for a make and model of car in their area and, where available, estimated prices for that make and model, which we refer to as upfront pricing information, from our network of TrueCar Certified Dealers. This upfront pricing information generally includes guaranteed savings off MSRP which the consumer may then take to the dealer in the form of a Guaranteed Savings Certificate and apply toward the purchase of the specified make and model of car. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.

We have been focused primarily on new car transactions. In the future, we intend to introduce additional products and services designed to improve the overall car-buying and car-ownership experience. Through TrueCar Labs, an incubator focused on developing innovative solutions for the automotive ecosystem, the Company deploys new products and solutions in their earliest phase in order to seek feedback from consumers, dealers and OEMs, enabling them to shape a better product experience. For example, we are developing a vehicle trade-in solution called TrueTrade to provide users with an estimated daily market value for their existing cars and a guaranteed trade-in price and to provide TrueCar Certified Dealers with access to quality used vehicles to purchase. We also plan to develop products to provide users with upfront financing and leasing information to provide a more convenient car buying experience. We are also in the process of launching a number of new services for our dealers designed to enable them to make better informed inventory management and pricing decisions and to close transactions more efficiently. In addition, we have developed a new product, Live Prospect, which allows OEMs to generate private, targeted, one-on-one offers to consumers who are deep in the shopping process on the TrueCar platform.

Our network of over 10,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia. We estimate that users of our platform purchasing cars from TrueCar Certified Dealers accounted for approximately 3.5% of all new car sales in the United States in 2014, excluding fleet car sales, an increase from 2.4% in 2013 and 1.5% in 2012. Since our founding in 2005, TrueCar users have purchased over 1.7 million new and used vehicles from TrueCar Certified Dealers, including over 600,000 vehicles in 2014.

Our subsidiary, ALG, Inc., provides data and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios. We also obtain automobile purchase data from a variety of sources and use this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information.

During 2014, we generated revenues of $206.6 million and recorded a net loss of $48.4 million. Of the $206.6 million in revenues, 92% consisted of transaction revenues with the remaining 8% derived primarily from the sale of data and consulting services to the automotive and financial services industries. Revenues from the sale of data and consulting services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from a TrueCar Certified Dealer. We also receive revenue from OEMs in connection with our targeted incentive programs.

Industry Overview and Market Opportunity

Large, fragmented and competitive automobile retail market

According to Borrell Associates, total new vehicle related advertising spend in print, broadcast, radio, Internet and other channels was expected to total $28.5 billion in 2014. This forecast consisted of $12.4 billion from automotive manufacturers, $8.5 billion from dealers, $6.2 billion from cooperative advertising between automotive manufacturers and dealers and $1.3 billion from dealer associations. According to Autodata Corp., USA, or AutoData, automotive manufacturers also spend $46 billion in incentives to induce consumers to purchase their vehicles.

The Internet is a highly influential medium in the consumer’s research and shopping process for automobiles. According to a study by R.L. Polk & Co., or Polk, new and used car buyers cited the Internet as the initial source of information in their buying process greater than 15 times more frequently than any other media source. Manufacturers and dealers continue to allocate marketing budgets towards online sources and away from traditional media sources. According to NADA, the average percentage of a dealer’s marketing budget devoted to online advertising was 33% in 2013, a five-fold increase from the reported percentage in 2003.

Online research in automotive has evolved from offline brochures, reviews and other sales information. Online car shopping has consisted mostly of listings that resemble the print classifieds. Automotive content and listings sites publish automotive content and reviews and also aggregate new and used car inventory listings from dealers and private sellers. Car sellers subscribe in order to list their new and used car inventory and the sites also earn revenue through lead generation. Under this model, the sites aggregate traffic and monetize that traffic both by selling ads to advertisers that want to reach an automotive-focused audience and by providing the names and contact information of visitors of those sites to dealers (“Lead Generators”). These Lead Generators present information about automobiles available for sale and MSRP but lack comprehensive market pricing data and do not provide upfront pricing information and guaranteed savings off MSRP from dealers. Moreover, they do not tie their economics to the successful completion of transactions, which makes it difficult to measure the success of these marketing efforts.

Challenges for the consumer

Consumers consistently describe their purchase of a car as a frustrating and stressful experience. These consumers face a number of complex issues when buying a car, including obtaining market pricing information with respect to the car they want to buy and negotiating a transaction. Historically, buyers had to engage in a prolonged negotiating process in order to obtain pricing information, often consisting of multiple trips to a dealer or dealers. Today, while consumers have a number of available information sources that provide pricing data, these alternatives generally do not have information on what others actually paid for a car. As a result, consumers still lack the market data and upfront pricing information to shorten the negotiation with the dealer and lead to a successful transaction.

Challenges for the dealer

Automobile dealers operate in a highly competitive market in which access to customers and informed vehicle pricing are essential to dealer profitability. According to NADA, from 2003 to 2013 the average gross margin for automobile dealers on new car sales decreased from 5.5% to 3.8%. Overall dealer profitability is closely tied to the volume of new car sales as those sales can lead to higher-margin offerings for the dealer such as trade-ins, financing, maintenance and service, and accessories. In addition, dealers can earn financial incentives and improved vehicle allocation from manufacturers based on their volume of new car sales.

Automobile dealers are increasingly shifting from reliance on their physical location and offline media and turning to the Internet to attract customers and broaden their reach. According to J.D. Power and Associates, nearly 80% of new car buyers use the Internet to research their vehicle purchase, and the use of mobile devices in the car buying process is increasing rapidly. Use of tablets and mobile phones to shop for vehicles has increased 67% and 40%, respectively, over the past two years. Tablets and mobile phones are now utilized by 30% and 28%, respectively, of consumers using the Internet to shop for vehicles. This shift means that automobile dealers must adapt their marketing for these customers. The overall industry average advertising expense per new car across all forms of media was $616 in 2013, according to NADA. In addition to high marketing costs, lack of empirical data on pricing at the local level may cause dealers to lose transactions by overpricing compared to the market or to lose margin in other cases by underpricing. As a result of these challenges, automobile dealers are looking for ways to attract informed, in-market consumers in a cost-effective and accountable manner and effectively price their vehicle inventory to achieve their sales goals.

Challenges for the OEM

Autodata estimates that in 2014, OEMs spent $46 billion in incentives to induce consumers to purchase their vehicles. This is an increase of nearly 15% over 2013. Incentive spending now represents approximately 9% of industry transaction revenues. Offering untargeted incentives to sell incremental vehicles is costly and inefficient. The difficulty in identifying those consumers most likely to be responsive to incentive offers presents a challenge to automakers. As a result, automakers are looking for ways to allocate their incentive budgets more efficiently and increase new car sales more profitably.

Our Solution

We are enhancing the car-buying experience for consumers and improving the way that dealers and OEMs attract customers and sell cars. We have established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. We operate our company-branded platform via the TrueCar website and our branded mobile experience. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA and American Express, membership-based organizations like Consumer Reports, AARP and AAA, and employee buying sites for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We believe the combination of transparent market data, upfront pricing information and guaranteed savings off MSRP benefits both consumers and dealers, resulting in more transactions by users of our platform.

Why consumers choose TrueCar

We believe consumers choose the TrueCar website and our branded mobile applications and our affinity group marketing partner websites to simplify the car-buying process and to achieve confidence in the price they receive for a car. We present relevant market data to consumers, including information about pricing for specific makes and models of cars in their area. We provide access to our platform and its data at no cost to the consumer. By providing transparent market pricing information and access to our network of TrueCar Certified Dealers, we seek to eliminate the hassles of the car-buying experience. Since our founding, TrueCar users have purchased over 1.7 million new and used vehicles from TrueCar Certified Dealers, including over 600,000 vehicles in 2014.

We believe that consumers choose TrueCar primarily for the following reasons:

Upfront pricing information.    We access a broad array of transaction data to provide customers with relevant pricing information on every major make and model of new car sold in the U.S. In most instances, we then present the consumer with the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. Within this distribution, we include the factory invoice for the car, the MSRP, and the average price paid for that car in the consumer’s local market. We also generally provide the consumer with a  TrueCar Estimate based on data relevant to the consumer’s configured vehicle. We believe the TrueCar Estimate provides the consumer with the ability to determine the amount they are likely to pay for a specific make and model of car in their local area, all before deciding to be contacted by a dealer.

Quality of service of our network of TrueCar Certified Dealers.    We strive to provide consumers with a superior car-buying experience through our network of TrueCar Certified Dealers. To become a TrueCar Certified Dealer, dealers must agree to adhere to certain conditions, including providing upfront pricing information and guaranteed savings off MSRP, where available. Further, we provide ongoing training and hold dealers accountable to specific customer service standards.

Price confidence.    Our users generally receive up to three Guaranteed Savings Certificates, which provide a guaranteed savings off MSRP on the user’s specified make and model of car. Our platform allows the user to compare relevant market data for their specified make and model of car with the guaranteed savings from MSRP identified in these certificates. Our user experience allows consumers to communicate directly with specific TrueCar Certified Dealers based on algorithms that weigh several factors, including proximity of the dealer to the consumer, vehicle selection, price, and consumer experience scores. Our platform allows consumers to compare these certificates with the relevant market data for a specific make and model of car.

We believe that the combination of upfront pricing information and guaranteed savings off MSRP simplifies the transaction process and leads to a better car-buying experience for consumers who use TrueCar, typically resulting in significant savings. For the year ended December 31, 2014, TrueCar users paid, on average, nearly $3,145 less than MSRP.

Why dealers use TrueCar

We believe dealers use TrueCar to attract informed, in-market consumers in a cost-effective and accountable manner, efficiently price their inventory and sell more cars profitably.

We provide automobile dealers the opportunity to offer upfront pricing information and Guaranteed Savings Certificates to a large and targeted audience of in-market consumers. We believe that transparent pricing information also significantly increases the trust between dealers and car buyers, which helps dealers increase volume and reduce customer acquisition costs. We also provide market data and analysis to dealers, helping them make more informed inventory management and pricing decisions.

Under our pay-for-performance business model, we generally earn a fee only when a consumer purchases a car, providing dealers with an accountable marketing channel. We typically charge TrueCar Certified Dealers $299 upon the sale of a new car to a TrueCar user. In 2013, the overall industry average advertising expense per new car across all forms of media was $616, according to NADA. By helping dealers better target their acquisition efforts to in-market consumers using our platform, we believe that dealers can improve their close rates, which results in other operating cost efficiencies such as savings on selling expenses and inventory carrying costs. We also believe that those dealers may then capture additional higher-margin maintenance and service, financing and other revenue streams while increasing the probability of earning volume-based incentives offered by manufacturers.

Why affinity groups partner with TrueCar

For many of our affinity group marketing partners, offering a car-buying service is a valuable benefit for their members, but it is not a service that they can easily provide themselves. Building and operating a car-buying service is complex, costly, and requires specialized technology expertise and regulatory compliance infrastructure. In addition, efficiently operating this service requires participation by a significant number of dealerships.

These affinity group marketing partners typically offer products and services that are a component of buying and owning a car, such as automotive financing and insurance. Our program has particular value to these partners as the purchase of a car by one of their members is frequently accompanied by additional consideration of the partner’s core products and services. For example, many USAA members who purchase a car from a TrueCar Certified Dealer finance and insure that car with USAA.

As a result, these affinity group marketing partners conduct rigorous selection processes to provide this service to their members. We typically enter into multi-year exclusive agreements with affinity group partners, which includes payment of marketing fees, and offer our platform through their websites to their members.

Affinity groups partner with TrueCar to extend our platform to their members under their own brands along with TrueCar co-branding. We generally provide members of these groups with access to the same benefits of the TrueCar website and our branded mobile applications, with the added recognition of their affinity membership, and other benefits such as improved financing terms and manufacturer incentives. Affinity partners also solicit feedback from their members on an ongoing basis and we use this feedback to improve our services.

We also offer car-buying programs as an employee benefit directly to corporate customers, such as Boeing and Verizon, and, indirectly, through employee benefit program administrators, to customers such as Disney and Walmart.

Why automobile manufacturers use TrueCar

Automobile manufacturers, such as Mercedes-Benz, Fiat Chrysler Automobiles, BMW and General Motors, use TrueCar to offer targeted incentives to consumers. This allows manufacturers to focus their customer acquisition efforts through a direct and accountable marketing channel. The ability to offer these incentives enables manufacturers to reach consumers that might otherwise purchase a car from a competing manufacturer. We have found that consumers who visit our TrueCar website and affinity group partner websites are more responsive to OEM incentive offerings than the general market. As a result, we believe automakers can significantly increase the number of vehicles sold without increasing their total incentive spending budget when they deploy that spending on TrueCar platforms. Further, as we have grown our brand, unique visitors and prospects, TrueCar now offers automobile manufacturers access to millions of in-market consumers. Generally, these manufacturers pay a per-vehicle fee to us for this service.

Our value to the broader automotive market

We believe the broader automotive market benefits from the availability of transparent data. For example, we forecast data on residual values of cars and provide this information on a subscription and consultative basis. Leasing companies and manufacturers use this data to set lease rates. We believe that our platform will enable us to offer additional products and services in the future that will benefit additional participants in this market, including insurance companies and lenders.

The future of the TrueCar solution

In the future, we intend to introduce additional products and services to improve the car-buying and car-ownership experience. For example, we are developing a vehicle trade-in solution called TrueTrade to provide users with an estimated daily market value for their existing vehicles and guaranteed trade-in price, which we believe will provide TrueCar Certified Dealers with access to quality used vehicles to purchase. We also plan to develop products to provide users with upfront financing and leasing information to provide a more convenient car buying experience. We are also in the process of launching a number of new products and services for our dealers designed to enable them to make better informed inventory management and pricing decisions and to close transactions more efficiently.

Our Strengths

We believe that our platform offers a superior car-buying experience for our users and TrueCar Certified Dealers. Our strengths include:

Accountable business model operating at scale with powerful network effects

We operate a pay-for-performance business model that allows in-market car buyers to interact with our network of TrueCar Certified Dealers. In the year ended December 31, 2014, consumers using our platform purchased over 600,000 vehicles from our network of TrueCar Certified Dealers. In addition, our platform is adaptable on a state-by-state basis in response to the local regulatory environment. As the number of vehicles purchased by our users from our network of TrueCar Certified Dealers continues to grow, we believe the platform will become increasingly attractive to high-quality automobile dealers. The addition of strategically selected, reputable dealers in turn allows us to improve coverage by brand and market and enhance our offering for the consumer. Similarly, as more in-market consumers utilize our platform, the incremental search, inventory and purchase information generated will increase the utility of our data and analytics platform for all participants.

Nationwide network of TrueCar Certified Dealers representing all major makes sold in the U.S.

We have built our network of TrueCar Certified Dealers to provide broad nationwide coverage to our users. Our network of over 10,000 TrueCar Certified Dealers consists primarily of new car franchises representing all major makes of cars, as well as independent dealers. TrueCar Certified Dealers operate in all 50 states as well as the District of Columbia. At December 31, 2014, our network included dealers representing 40 of the top 50 national dealer groups. According to the Bureau of Economic Analysis, or BEA, and Automotive News,  13.9 million new cars were sold in the United States during 2014, excluding fleet sales. We estimate that 3.5% of these new car transactions were completed between our users and TrueCar Certified Dealers.

To be a TrueCar Certified Dealer, dealers must agree to adhere to certain standards, including providing upfront pricing information and honoring the Guaranteed Savings Certificate, where available. Further, we hold dealers accountable to specific customer service standards. We also provide ongoing training to our network of TrueCar Certified Dealers designed to increase close rates and ensure a superior car-buying experience.

Robust data and proprietary analytics platform

Our digital platform is powered by data and proprietary analytics. We synthesize historic and real-time data from a multitude of automated feeds from a wide variety of public and private sources. These sources include dealers, data aggregators, manufacturers, insurance companies, banks and auction houses, as well as our own data on consumer behavior obtained from TrueCar managed websites. This data repository contains a wide variety of information, including vehicle-specific information on automotive transactions, vehicle registration records, consumer buying patterns and behavior, demographic information, and macroeconomic data.

Our team of statisticians and data scientists has developed complex and proprietary algorithms to transform this data into useable information that powers our platform and scales as traffic increases. We present this data through our web and mobile user interfaces in an engaging and easy to understand way for consumers and dealers.

Our platform also enables our pay-for-performance business model by identifying sales for which a dealer generally pays us a fee only when a TrueCar user purchases a car or based on other performance-based metrics, such as a specific number of vehicle sales or consumer introductions expected to be generated over a subscription period. Our platform allows us to identify whether a sale has occurred between a dealer and a TrueCar user by analyzing information provided to us by a variety of data sources, including our affinity group marketing partners, third-party data aggregators and dealers.

Long-term, strategic relationships with affinity groups

We have built long-term relationships with our affinity group marketing partners, including USAA, Consumer Reports, AAA, American Express, and PenFed, for which we operate automobile buying programs. We also offer car-buying programs as an employee benefit directly to corporate customers, such as Boeing and Verizon, and, indirectly, through employee benefit program administrators, to customers such as Disney and Walmart. These relationships are generally exclusive to us and are featured prominently on the affinity group partner websites. We enhance affinity group members’ car-buying experience by providing additional benefits to them, such as facilitating the distribution and promotion of targeted incentives from automobile manufacturers and special loan and financing offers. We believe that affinity group members represent an attractive audience for our network of TrueCar Certified Dealers because the affinity group or employment relationship creates a deeper level of engagement between the in-market car buyer and the TrueCar Certified Dealer.

In May 2014, we entered into an extension of our affinity group marketing agreement with USAA, extending the agreement through February 2020. As part of the agreement we issued USAA a warrant to purchase up to 1,458,979 shares of the Company’s common stock, of which 392,313 shares have an exercise price of $7.95 per share and 1,066,666 shares have an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of certain updated performance milestones tied to the level of vehicle sales to USAA members through our auto buying platforms. The warrant shall terminate on the earlier of the eighth anniversary of the date of issuance, the first anniversary of the termination of the USAA car-buying program or the date on which we no longer operate the USAA car-buying program. In addition pursuant to the agreement extension, we will provide USAA funding for marketing support, including loan subvention programs with the total funding obligations being tied to the level of vehicle sales to USAA members through our auto buying platforms.

Operations guided by insights derived from quantitative data analysis

We access consumer, dealer, and third-party data to power our platform. We view quantitative data analysis as core to our culture, operations, and decision-making. We believe our quantitative analytical capabilities enable us to derive insights into consumers and dealers that help inform several of our key areas of focus. These areas include sales matching, dealer network expansion, and product roadmap prioritization. Sales matching, or linking the sale of a vehicle to a TrueCar user, is the key to identifying cars bought by TrueCar users at a TrueCar Certified Dealer. We seek to selectively expand our network of TrueCar Certified Dealers to optimize coverage based on analysis of historical consumer search and shopping behavior. New products, such as our targeted incentives program, are a direct result of utilizing the insights gained from our interaction with consumers and dealers. In general, our business intelligence organization is responsible for tracking internal performance metrics, gleaning insights, and helping to improve our operations.

Visionary management team with extensive automotive expertise

Our Founder and Chief Executive Officer, Scott Painter, is a pioneer in the online automotive industry, having founded CarsDirect, one of the industry’s first successful online automotive businesses. A team of experienced senior executives, with management backgrounds at automotive manufacturers and retailers, online automotive marketing firms, state dealer associations, Internet companies, and financial institutions, augments his leadership.

Growth Strategy

We are in the early stages of pursuing our mission to transform car-buying for consumers and the industry. Key elements of our growth strategy are:

Expand the number of visitors to our platform

In December 2014, we had approximately 5.0 million unique visitors to our platform. Consumers visit our platform via two major channels: (i) the TrueCar website and our branded mobile applications and (ii) our network of affinity group marketing partners whose online car-buying programs we manage. We intend to grow traffic to our website and TrueCar branded mobile experience by building our brand through marketing campaigns that emphasize the value of trust and transparency in the car-buying process and the benefits of transacting with TrueCar Certified Dealers. We also plan to leverage a variety of media to reach potential consumers including television and radio. We will also utilize digital acquisition strategies and social media to build our brand and drive traffic growth. We intend to grow affinity group marketing partner traffic by creative marketing programs, such as subsidizing interest rates on loans, and providing other incentives from third parties that deliver a tangible economic benefit to transacting members, increasing awareness of the car-buying program among the members of our affinity group partners and adding new affinity group marketing partners that bring additional users to our platform.

Improve the user experience

We seek to transform the car buying experience by empowering consumers to control the entire transaction using their mobile devices. We continue to increase the number of transactions between users of our platform and TrueCar Certified Dealers through a variety of methods, including, consistently evaluating and improving our products to enhance the user experience, engaging users with relevant content about car pricing, available incentives and other benefits in real time via their mobile devices,  and expanding and improving the geographic coverage of our network of TrueCar Certified Dealers. In addition, we continuously seek to enhance our Dealer Certification and Training programs focused on delivering a superior consumer experience. As we continue to improve the user experience on our platform, we believe that our network of TrueCar Certified Dealers will increase the likelihood of a sale to these consumers.

Expand monetization opportunities

Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car-buying experience as well as by working more closely with automobile manufacturers. For example, we are developing a vehicle trade-in solution called TrueTrade to provide users with an estimated daily market value for their existing cars and guaranteed trade-in price, which we believe will provide TrueCar Certified Dealers with access to quality used vehicles to purchase. We have also developed and will soon launch Live Prospect, a tool that enables OEMs to make private, one-on-one offers to consumers deep in the shopping process on our platform.

Products and Services

Consumer

We believe consumers choose the TrueCar website and our branded mobile applications and our affinity group marketing partner websites to simplify the car-buying process and to achieve confidence in the pricing information they receive for a car. We present relevant market data to consumers, including information about pricing for specific makes and models of cars in their area. We provide access to our platform and its robust data at no cost to the consumer. Consumers interface with us via our website and our TrueCar branded mobile applications and affinity group marketing partner websites.

TRUECar
Shop Used Cars
Have questions?
Sign In
Never Overpay
See what others paid. Have confidence that you got a fair price.
Select a Vehicle
Why use TrueCar to buy your next car?

The following are key elements of our consumer experience:

Market pricing data. Through our websites and mobile applications, a consumer selects a vehicle, adds desired options and inputs a ZIP code. In most instances, we then present the consumer with the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. Within this distribution, we include MSRP, factory invoice, and average price paid for that make and model in the consumer’s local market. We generally provide consumers with our TrueCar Estimate, which is based on data relevant to the consumer’s configured vehicle. This information enables the consumer to evaluate a potential price in the context of broader market data.

TRUECar Never overpay

Shop Used Cars | Need help? 1-888-TRUECAR | What is TrueCar? | Sign In

Price a Car near Santa Monica, CA

2015 Toyota Camry Price Report

View Used Toyota Camry Models »

MSRP: $23,795

STYLE: LE 4-Cyl Change

CHOOSE: Colors | Options | View Incentives

ESTIMATED Loan Payment: $285/mo

ESTIMATED Savings off MSRP: $3,700

TRUECar Estimate: $20,095

Buying from a TrueCar Certified Dealer can help **save you an estimated $3,700 off of MSRP**

Next »

1 See what others paid | 2 View dealer pricing | 3 Get your certificates

Your TrueCar Estimate is 15.55% below MSRP.

This price is unusually low and represents an outstanding deal.

Estimated Loan Payment

$285/mo Edit

60 month loan at 2.50% APR and $4,019 due at signing. Tax, title and license not included.

Unusually Low Price
Less than $20,684

Great Price
Less than $22,105

Good Price
Less than $23,118

Above Market
$23,118 or more

TRUECar Estimate
$20,095

3 Certified Dealers found!

Next »

Local | National
Showing 320 Sales

Factory Invoice $22,265

Average Paid $22,300

MSRP $23,795

Price Certainty 97.58%

Pin it | g+1 23 | Tweet 0 | Like Share 18

Dealer interface. If the consumer elects to move forward, she registers with TrueCar. Upon registration, the consumer is generally presented with up to three estimated prices and available guaranteed savings off MSRP from the TrueCar Certified Dealers that are displayed to the consumer, based on algorithms that weigh several factors, including proximity of the dealer to the consumer, vehicle selection, price and consumer experience scores. In addition to the estimated prices and available guaranteed savings, the consumer is provided with information about the dealers, such as distance to each dealership, any additional services offered at each dealer, and in most instances, an estimated monthly payment based on each TrueCar Estimate price. At this stage, the dealers are still anonymous to the consumer and no information has been shared with the dealer about the consumer.

TRUECar Never overpay

Return to Price Report

2015 Toyota Camry TrueCar Certified Dealer Pricing near Santa Monica, CA

MSRP: $23,795

Lock in these savings and let TrueCar Certified Dealers find the car for you.

Next »

1 See what others paid | 2 View dealer pricing | 3 Get your certificates

Dealer	Drive Time	Perks	ESTIMATED Loan Payment	ESTIMATED Savings off MSRP	TRUECar Estimate
MOST CONVENIENT **Certified Dealer** 637 vehicles sold to TrueCar users	9 min 6.7 miles		$302/mo	$2,780	$21,015 ▲ Great
LOWEST TRUECAR ESTIMATE **Certified Dealer** 1672 vehicles sold to TrueCar users	24 min 21.7 miles		$283/mo	$3,830	$19,965 ▲ Unusually Low
Certified Dealer 916 vehicles sold to TrueCar users	19 min 11.9 miles		$302/mo	$2,780	$21,015 ▲ Great

TrueCar Estimate including Dealer Document Preparation Charge ($80) and Accessories ($0) is $21,095.

TrueCar Estimate including Dealer Document Preparation Charge ($80) and Accessories ($0) is $20,045.

TrueCar Estimate including Dealer Document Preparation Charge ($80) and Accessories ($0) is $21,095.

Price certificate. In most instances, after reviewing the estimated pricing and available guaranteed savings off MSRP provided by dealers, the consumer may elect to receive a Guaranteed Savings Certificate from each of the selected dealers by providing contact information to such dealers. This certificate entitles the consumer to the stated amount of guaranteed savings off MSRP for the consumer’s selected make and model. While the certificate presents estimated pricing information for the consumer’s configured vehicle, the certificate entitles the consumer to receive a guaranteed minimum savings amount off MSRP on any vehicle of that particular make and model that the dealer has available for sale. Consumers typically present this certificate to the dealer when consummating the purchase.

Dealer

Our network of TrueCar Certified Dealers interfaces with our platform primarily through our Dealer Portal, an application that can be accessed online or using a mobile device. The Dealer Portal enables them to assess the competitiveness of their vehicle pricing relative to their market, enter vehicle pricing, manage users, create custom detailed offers based on vehicles in stock, update their dealership profile, access online training, review invoices, and assess their profit on cars they sell. Our TrueCar Certified Dealers generally must provide us access to their transaction and inventory data located in the software used to run their dealerships, commonly known as their Dealer Management System, or DMS. Our platform typically updates dealer records on a daily basis, ensuring this information stays current.

TRUECar. Dealer Portal
Pricing
Prospects
Profile
Training
My Account
Bill Cooper
Demo Dealer Portal
Performance
New Cars
16.05% close rate
36 sales
Used Cars
17.65% close rate
5 sales
Counts reflect sales to all introductions in the past 117 Days. Close rate reflects all introductions received in Oct, Nov, Dec.
Pricing
3
238
1
0
0
Below
Great
Good
Above
Unpriced
4 future trims are also unpriced. Pricing these trims will make them eligible for VIN-based Offers and Price Check.
Prospects
Week
15
Last 30 Days
73
YTD
125
Feb (64)
Jan (61)
Dec (68)
Search Prospects by Last Name, Email
Go
Feedback
Announcements & Promotions
Watch TrueCar CEO Scott Painter Present to the Automotive News – World Congress 2015
Scott shares his views on new ways to reach modern consumers, the growing importance of smartphone-based mobile technology and TrueCar's efforts to increase the efficiency of incentive spending for automakers.
Click on the video to watch the presentation.
Automotive News
WORLD CONGRESS
JANUARY 13-14, 2015 • DETROIT
News & Updates
10 TrueCar Dealer Best Practices
TrueCar Dealer Newsletter Q1 2015
TrueCar Dealer Newsletter Q4 2014
TrueCar Dealer Newsletter Q3 2014
TrueCar Dealer Newsletter Q2 2014
TrueCar Dealer Newsletter Q1 2014
TrueCar Billing Policy
Contact Us | Terms of Service | Privacy Policy | View Mobile Site

Pricing tools. The Pricing Manager provides dealers with a single interface to assess the competiveness of their vehicle pricing relative to their market and set pricing on all makes and models they offer for sale. The Sales Analyzer helps dealers better understand how their pricing for recently sold vehicles compares to the market, whether or not the customer transaction was with one of our users.

Closing tools. The Offer Tool helps dealers create custom detailed offers based on vehicles in stock. The Dealership Profile enables dealers to identify their selling benefits to customers, including salesperson names and pictures, dealership makes, hours of operation and website and social media links.

Training tools. The TrueCar Dealer Training System combines videos and interactive tests to help dealers better understand and more effectively use our various products.

Manufacturers

We enable manufacturers to target consumers based on membership in an affinity group, demographic data and other criteria. By integrating this process into our platform, manufacturers provide consumers the ability to generate a unique coupon that can be redeemed and validated at any dealership across the country in connection with the purchase of a new car. By tracking these incentives in their own reporting systems, manufacturers can account directly for this method of reaching consumers. These manufacturers pay a per-vehicle fee to us for this service.

Used car listings

For consumers looking to purchase a used car, we provide an aggregated listing of used vehicles in their local marketplace. These listings are consolidated from variety of sources, including our network of TrueCar Certified Dealers. In addition to displaying stated information made available by the seller about the pricing and condition of car, we provide consumers with information related to the value of other cars of the same make, model, year and stated condition in the market. At our website, the user can contact the seller, identifying herself as a TrueCar user, to initiate communications that may ultimately result in a completed transaction.

Automotive Lease Guide

We forecast data on residual values of cars and provide this information on a subscription and consultative basis via Automotive Lease Guide, or ALG, our wholly-owned subsidiary. Automotive manufacturers, lenders, lessors, dealers, and software providers use information from ALG to determine the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios.

Insurance

We offer insurers FastTrack, a toolset that allows claims representatives to refer consumers who have experienced a vehicle total loss event, when the insurer estimates the repair cost to exceed the replacement value of the vehicle, to our car-buying program. We first introduced this service in 2008.

Sales and Marketing

Consumer marketing

We reach consumers through the TrueCar website and our branded mobile applications and websites we maintain for our affinity group marketing partners. Our marketing is focused on building the TrueCar brand. The key tenets of our brand are providing transparent market price information and a hassle-free car-buying experience at a TrueCar Certified Dealer. We divide our marketing spend between traditional media sources, such as television and radio, and digital media. Our consumer brand awareness efforts are aided by the fact that we are quoted in various media outlets from time to time as a recognized industry authority on automotive retail and online data forecasting.

We also support initiatives for our affinity group marketing partners, including USAA, Consumer Reports, AAA, American Express, and PenFed. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization, and social networking.

Dealer engagement and industry relations

Our dealer sales force is responsible for managing our network of TrueCar Certified Dealers, optimizing our TrueCar Certified Dealer coverage across brands and geographies and for providing onboarding and dealer support. Our sales force helps dealers grow their businesses by regularly providing data-driven insights on inventory management and pricing.

Our ability to understand the needs of, actively listen to, and collaborate with our network of TrueCar Certified Dealers is crucial to our success. Many of our dealer sales force employees have worked at dealerships or OEMs. In response to feedback from our dealer network, in 2012 we formed an advisory panel of influential dealers to regularly meet with our senior management team to provide updates and opinions on how to improve our role in the car selling experience for dealers.

Competition

The automotive retail industry is highly competitive and fragmented. Consumers use a variety of online and offline sources to research vehicle information, obtain vehicle pricing information and identify dealers. In addition, dealers use a variety of marketing channels to promote themselves to consumers.

Competition for consumer awareness

We compete to attract consumers directly to our TrueCar.com website and mobile applications primarily on the basis of the quality of the consumer experience; the breadth, depth and accuracy of information; brand awareness and reputation.

Our principal competitors for consumer awareness include:

•	Online automotive classified listings sites such as AutoTrader.com, Cars.com, CarGurus.com, and eBay Motors;

•	Online automotive content publishers such as Edmunds.com, KBB.com, and Autobytel.com;

•	Internet search engines such as Google, Bing, and Yahoo;

•	online sites operated by automobile manufacturers, such as General Motors and Ford;

•	membership-based car-buying services, such as the Costco Auto Program, enabling members to purchase cars from affiliated dealers at preferential terms; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

Competition for car dealer marketing spend

We compete for a share of car dealers’ overall marketing expenditures within online and offline media marketing channels. We compete primarily on the basis of the transaction-readiness of our users; the efficiency of customer acquisition as compared to alternative methods; the accountability and measurability of our service; product features, analytics and tools; dealer support; and the size of our prospective car buyer audience. Other businesses also derive a majority of their revenue by offering consumer marketing services to dealers. These companies include listings, information, lead generation and car-buying services, and compete with us for dealer marketing spend.

Our principal competitors for car dealer marketing spend include:

•

online automotive content publishers such as Edmunds.com and KBB.com selling impression- based display advertising, and online automotive classified listing sites such as AutoTrader.com and Cars.com selling inventory-based subscription billing;

•	Lead Generators such as Autobytel.com selling pay-per-lead advertising;

•	Internet search engines such as Google selling cost-per-click advertising; and

•	offline media, including newspaper, outdoor advertising, radio, television and direct mail.

Technology

We have designed our technology infrastructure, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. We deliver this information through a reliable, secure, scalable and locally-adaptable web-based information and communications platform. This platform is accessed by consumers through the TrueCar website and our branded mobile applications and affinity group marketing partner websites and by dealers through our software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. We use a combination of open source and licensed software running on optimized hardware, which allows for cost-effective, flexible development.

Our data is housed in two scalable, geographically redundant data center co-location facilities in Los Angeles and Chicago. We have adopted a centralized approach to quality assurance and testing for our platform and all products aimed at enhancing consumer and dealer experiences while seeking to optimize availability, scalability, security and performance.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

At December 31, 2014, we had 15 U.S. issued patents, 38 pending U.S. patent applications, 2 issued foreign patents, and 17 pending foreign patent applications. The issued and allowed patents begin expiring in September 2029 through August 2032. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks. We registered “TrueCar,” the TrueCar logo, various TRUE marks and other marks as trademarks in the U.S. and several other jurisdictions. We also have filed trademark applications for ALG and others in the U.S. and other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial to our competitive position.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners. Our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

Regulatory Matters

Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenues do sell motor vehicles. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business model.

For example, we received an Investigative Demand, dated October 30, 2013, from the Oregon Attorney General (the “Oregon Inquiry”) requesting information regarding potential noncompliance with the Oregon Unlawful Trade Practices Act. We cooperated with the Oregon Department of Justice in an effort to reach consensual resolution of the issues raised by the Oregon Inquiry without making material, unfavorable adjustments to our business practices or user experience in Oregon. We believe we have responded fully to all information requests received in connection with the Oregon Inquiry. No material, unfavorable adjustments to our business practices or user experience in Oregon have been requested or made in connection with the Oregon Inquiry.

We received a letter dated May 5, 2014 from the Consumer Protection Division of the Mississippi Attorney General's Office (the “Mississippi AG Inquiry”) suggesting that we may be acting unlawfully as an auto broker in Mississippi. We cooperated with the Mississippi Attorney General's office in an effort to reach consensual resolution of the issues raised by the Mississippi AG Inquiry without making material unfavorable adjustments to our business practices or user experience in Mississippi. We believe we have responded fully to all information requests received in connection with the Mississippi AG Inquiry. No material, unfavorable adjustments to our business practices or user experience in Mississippi have been requested or made in connection with the Mississippi AG Inquiry.

More recently, we learned that on or around November 17, 2014, the Mississippi Motor Vehicle Commission (the “MMVC”) sent a letter to Mississippi dealers suggesting that we may be acting unlawfully as an auto broker in Mississippi (the “MMVC Letter”). We intend to engage in a dialogue with the MMVC in an effort to reach consensual resolution of the issues raised by the MMVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi.

In order to operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of the dealers in our dealer network could be challenged. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, our business or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

Given the regulatory environment in which we and our participating dealers operate, in designing our products and services, we have focused considerable attention on two areas of state regulation: state advertising regulations and state brokering or “bird-dogging” regulations. With respect to advertising, we believe that most of the content displayed on the websites we operate does not constitute advertising for the sale of new motor vehicles. Nevertheless, we endeavor to design the content such that it would comply insofar as practicable with state advertising regulations if and to the extent that the content is considered to be new vehicle sales advertising. With respect to state brokering or “bird-dogging” regulations, we have designed our products and services in a  manner that aims to avoid the applicability of those regulations.

Our efforts to design products and services in a manner that appropriately manages the regulatory compliance risk for our business and our participating dealers are complicated by the fact that the related automotive sales and marketing laws vary from state to state, and even within a given state, are frequently susceptible to multiple interpretations. These laws were generally developed decades before the emergence of the Internet, are subject to significant revision or modification, and the manner in which they should be applied to our business model is frequently open to question. As a practical matter, state automobile dealer associations often have considerable influence over the construction of these laws by the relevant state regulatory authorities. Accordingly, in addition to our dialogues with relevant state agencies, we interface on a regular basis with representatives from automobile dealer associations in order to take their views into account as we continually update our products and services. The specific manner in which we have designed our products and services in an effort to manage state regulatory compliance concerns for us and our network of TrueCar Certified Dealers is the result of extensive analysis, which has required the investment of substantial resources that we believe represents a valuable asset of our business. However, we cannot assure you that we will be able to successfully comply with current or future regulations to which our business may be subject.

Employees

At December 31, 2014, we had 463 full-time employees at locations in Santa Monica, Santa Barbara, Austin and San Francisco. We also engage a number of temporary employees and consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our internet address is www.true.com. Our investor relations website is located at http://ir.true.com/. We make our Securities and Exchange Commission (“SEC”) periodic reports (Form 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to Our Business and Industry

If key industry participants, including car dealers and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.

Our primary source of revenue consists of fees paid by TrueCar Certified Dealers to us in connection with the sales of automobiles to our users. In addition, our value proposition to consumers depends on our ability to provide pricing information on automobiles from a sufficient number of automobile dealers by brand and in a given consumer’s geographic area. If our relationships with our network of TrueCar Certified Dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our revenue and ability to maintain and grow unique visitor traffic will be adversely affected.

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers cancelled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012.

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

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support, provided that such dealers adhere to certain marketing guidelines. Automobile manufacturers may determine that the manner in which certain of their franchise dealers use our platform is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the platform is deemed objectionable. The potential or actual loss of such marketing support may cause such dealers to cease being members of our TrueCar Certified Dealer network, which may adversely affect our ability to maintain or grow the number of dealers in our network or the revenue derived from those dealers.

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

Our revenue grew from $38.1 million in 2010 to $206.6 million in 2014. We expect that, in the future, as our revenue increases, our rate of growth will decline. In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

•	maintain and grow our affinity group marketing partner relationships;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our branded mobile applications;

•	maintain and expand our dealer network;

•	further improve the quality of our existing products and services, and introduce high quality new products and services;

•	increase the number of transactions between our users and TrueCar Certified Dealers; and

•	introduce third party ancillary products and services.

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

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. As we continue to grow, we expect to hire additional personnel. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

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

We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers, DMS data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay-per-sale billing model, we use this data to match purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS system data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the states in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions which occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these short falls in transaction revenue could be material to our operating results.

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

We have not been profitable since inception and had an accumulated deficit of $211.0 million at December 31, 2014. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in herein, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, to the extent that we reduce variable costs to respond to losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of the TrueCar website and our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. Currently, a majority of the automobiles purchased by our users were matched to the car-buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationship with affinity groups might change in a manner that harms our business and financial performance, including:

•

affinity group marketing partners might terminate their relationship with us or make such relationship non-exclusive, resulting in a reduction in the number of transactions between users of our platform and TrueCar Certified Dealers;

•

affinity group marketing partners might de-emphasize the automobile buying programs within their offerings, resulting in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or

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

The single largest source of user traffic from our affinity group marketing partners comes from the program we operate for USAA, and USAA is our largest single stockholder. At December 31, 2014 USAA held 14,493,337 shares of common stock, which represents 18.2% of our outstanding common stock at December 31, 2014. In 2014, nearly 206,000 units, or 34.0% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing has in the past and may in the future adversely affect the volume of user traffic we receive from USAA. Changes in our relationship with USAA or its promotion and marketing of our platform could adversely affect our business and operating results in the future.

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

Several states in which we do business have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so-called “bird-dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of such laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, such a determination could subject us or our TrueCar Certified Dealers to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.

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

From time to time, certain state authorities and dealer associations have taken the position that aspects of our products and services violate state brokering, bird-dog, or advertising laws. When such allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In certain instances, we have nevertheless been obligated to suspend all or certain aspects of our business operations in a state pending the resolution of such issues, the resolution of which included the payment of fines in 2011 and 2012 in the aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, state regulatory inquiries with respect to the compliance of our products and services with state brokering, bird-dog, and advertising laws intensified to a degree not previously experienced by us. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.

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

More recently, in May 2014, we received a letter from the Consumer Protection Division of the Mississippi Attorney General's Office (the “Mississippi AG Inquiry”) suggesting that we may be acting unlawfully as an auto broker in Mississippi. We cooperated with the Mississippi Attorney General's office in an effort to reach consensual resolution of the issues raised by the Mississippi AG Inquiry without making material unfavorable adjustments to our business practices or user experience in Mississippi. We believe we have responded fully to all information requests received in connection with the Mississippi AG Inquiry. No material, unfavorable adjustments to our business practices or user experience in Mississippi have been requested or made in connection with the Mississippi AG Inquiry, but we cannot assure you that such adjustments will not be requested or made in the future.

Still more recently, in November 2014, we learned that, on or around November 17, 2014, the Mississippi Motor Vehicle Commission (the “MMVC”) sent a letter to Mississippi dealers suggesting that we may be acting unlawfully as an auto broker in Mississippi (the “MMVC Letter”). We undertook a dialogue with the MMVC in an effort to reach consensual resolution of the issues raised by the MMVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. These efforts are ongoing. We cannot assure you that these efforts will be successful.

If state regulators or other third parties take the position in the future that our products or services violate applicable brokering, bird-dog, or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our products and services in certain states, or could require us to make adjustments to our products and services or the manner in which we derive revenue from our participating dealers, any or all of which could result in substantial adverse publicity, loss of TrueCar Certified Dealers from our network, decreased revenues, increased expenses, and decreased profitability.

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

In addition, we have been named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform on March 9, 2015. The complaint alleges that we have violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices. The complaint seeks relief of over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. While we contintue to evaluate the claim, we believe that this complaint is without merit, and we intend to vigorously defend ourselves in this matter. However, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation.

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

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com, and eBay;

•	Motors, Edmunds.com, KBB.com, Autobytel.com, and Cars.com;

•	sites operated by automobile manufacturers such as General Motors and Ford;

•	providers of offline, membership-based car-buying services such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

We compete with many of the above-mentioned companies and other companies for a share of car dealers’ overall marketing budget for online and offline media marketing spend. To the extent that car dealers view alternative marketing and media strategies to be superior to TrueCar, we may not be able to maintain or grow the number of TrueCar Certified Dealers and our TrueCar Certified Dealers may sell fewer cars to users of our platform, and our business, operating results and financial condition will be harmed.

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

If we suffer a significant interruption in our ability to gain access to third-party data, our business and operating results will suffer.

Our business also relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we experience a material disruption in the data provided to us or if third-party data providers terminate their relationship with us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, and our business, results of operations and financial conditions could be materially and adversely affected.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar.com brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $128.6 million on sales and marketing in the year ended December 31, 2014.

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

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the

United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car buying site we maintain for them can and has, from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on their web pages, adversely affecting the volume of traffic. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines such as Google, Bing, and Yahoo! to drive traffic to our website. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

The failure to maintain our brand would harm our ability to grow unique visitor traffic and to expand our dealer network.

Maintaining and enhancing the TrueCar brand will depend largely on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users perceive that we are not focused primarily on providing them with a better car-buying experience, our reputation and the strength of our brand will be adversely affected.

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

If we are unable to provide a compelling car-buying experience to our users, the number of transactions between our users and TrueCar Certified Dealers will decline and our revenue and results of operations will suffer harm.

We cannot assure you that we are able to provide a compelling car-buying experience to our users, and our failure to do so will mean that the number of transactions between our users and TrueCar Certified Dealers will decline and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

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

As we introduce or expand additional offerings for our platform, such as automobile trade-ins, financing, leasing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings, such as TrueTrade, and Live Prospect, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users. In the year ended December 31, 2014, approximately 42% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices. The shift to mobile technology by our users may harm our business in the following ways:

•	the use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for automobile research;

•

mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity;

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to BEA. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and automobile dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs.

Substantially all of the computer hardware and communications and network infrastructure used to operate our website and mobile applications is located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers could adversely affect the experience of our consumers. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

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

We currently hold the “TrueCar.com” and “True.com” Internet domain names  as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name TrueCar.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees, including Scott Painter, our Founder and Chief Executive Officer, and John Krafcik, our President. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

Complying with the laws and regulations affecting public companies has increased our costs and the demands on management and could harm our operating results.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As an “emerging growth company” we elect to avail ourselves of the exemption from the Sarbanes-Oxley Act. If we cease to be an “emerging growth company”, we will be required to comply with the Sarbanes-Oxley Act, which requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending December 31, 2015, we may be required to evaluate our systems and processes and test our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, such as our acquisition of ALG in 2011. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;

•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would materially and adversely affect our results of operations.

We had goodwill and intangible assets of $81.2 million at December 31, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $167.7 million and state net operating loss carryforwards of approximately $125.9 million at December 31, 2014. The federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2019, respectively. At December 31, 2014, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, our ability to use pre-change net operating loss and research tax credits may be limited as prescribed under Internal Revenue Code, or IRC, Sections 382 and 383. Therefore, if we generate taxable income in the future, our ability to reduce our Federal income tax liability may be subject to limitation.

Events which may cause limitation in the amount of the net operating losses and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. As a result of historical equity issuances, we have determined that the annual utilization of our net operating losses and credits and tax credits may be limited pursuant to IRC Sections 382 and 383. Future changes in our stock ownership, including this offering or future offerings, as well as other changes that may be outside our control could potentially result in further limitations on our ability to utilize our net operating loss and credit carryforwards.

Risks Related To Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the three months ending March 31, 2015 as well as the year ending December 31, 2015, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 64% of our outstanding shares of common stock as of December 31, 2014. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common has been volatile since our initial public offering and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At December 31, 2014, approximately 79.8 million shares of our common stock were outstanding. In addition, as of December 31, 2014, there were 25.6 million shares underlying options and 0.8 million shares underlying restricted stock units. All shares are subject to outstanding option agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

At December 31, 2014, holders of an aggregate of approximately 54,731,966 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Mr. Painter has borrowed against and pledged shares of our common stock to secure a loan. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in February 2015, Bank of America, N.A (“Bank of America”) has made extensions of credit in the aggregate amount of $10 million to Scott Painter and the Scott Painter Revocable Living Trust dated August 20, 2014 (the “Trust”). The extension of credit is available for a one-year period with an option to renew.

The loan is secured by pledges of a portion of the TrueCar common stock currently owned by Mr. Painter and the Trust. The terms of the loan were negotiated directly between Mr. Painter and Bank of America. The loan requires Mr. Painter maintain collateral of adequate value. If the price of our common stock declines, Mr. Painter may be forced by Bank of America to provide additional collateral for the loan or to sell shares of TrueCar common stock in order to remain within the margin limitations imposed under the terms of his loan. While we are not a party to this loan, which is full recourse against Mr. Painter and the Trust, Mr. Painter has committed to provide alternative collateral and take other efforts in order to avoid a forced sale of the collateral.

In the event that Mr. Painter is forced to sell shares of TrueCar common stock as a means to avoid or satisfy a margin call, either due to a decline in our stock price or for other reasons, that action and its disclosure may cause the price of our common stock to decline further.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal office at 120 Broadway Santa Monica, California, currently totaling approximately 17,000 square feet, and which will include an additional 21,000 square feet beginning in 2016, under a lease that expires in December 2025. We have also entered into a lease agreement that commenced January 1, 2015 for approximately 34,000 square feet at 1401 Ocean Avenue in Santa Monica that expires in 2029 and that will become our new principal office when construction is complete in 2015. We maintain additional leased spaces in several other Santa Monica locations as well as spaces in San Francisco and Santa Barbara, California and in Austin, Texas. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

Refer to the disclosure under the heading “Legal Proceedings” in Note 7 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “TRUE” since May 16, 2014. Our initial public offering was priced at $9.00 per share. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on The NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2014:
Second Quarter (from May 16, 2014)	$15.85	$9.05
Third Quarter	$25.00	$11.93
Fourth Quarter	$24.71	$15.71

Holders of Record

As of March 6, 2015, there were 228 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, any restrictions on paying dividends, including the current restriction on our ability to pay dividends under our credit facility, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Note 9 of the consolidated financial statements herein regarding information about securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities

From January 1, 2014 through May 15, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-196017), pursuant to the terms of our 2005 Stock Plan, we granted to our officers, directors, employees, consultants and other service providers options to purchase an aggregate of 10,308,513 shares of our common stock at exercise prices ranging from $8.90 to $60.00 per share.

From January 1, 2014 through May 15, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-196017), pursuant to the terms of our 2005 Stock Plan and 2014 Equity Incentive Plan, we granted to certain officers and employees restricted stock units covering up to an aggregate of 720,146 shares of our common stock in exchange for services.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of (i) Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

In October 2014, we issued 9,772 shares of our common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $8.90 per share. The exercise was pursuant to a cashless exercise provision and resulted in no proceeds to the Company. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.

Use of Proceeds from Public Offerings of Common Stock

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

 On November 17, 2014, we closed a follow-on public offering of 7,362,991 shares of common stock, which included 1,960,390 shares of common stock sold by us and 5,402,601 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $17.00 per share. We received net proceeds of $30.8 million, after deducting underwriting discounts and commissions and offering expenses payble by us, from the sales of our shares. We did not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-199650). J.P. Morgan, Goldman, Sachs & Co., Morgan Stanley, RBC Capital Markets, JMP Securities, and Cowen and Company acted as the underwriters. There has been no material change in the planned use of proceeds from the follow-on offering as described in our final prospectus filed with the SEC on November 11, 2014 pursuant to Rule 424(b).

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from May 16, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of the cumulative total return for our common stock,  the Nasdaq Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on May 16, 2014 in our common stock, the NASDAQ Composite and the RDG Internet Composite, and the data for the NASDAQ Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$250
$200
$150
$100
$50
$0
5/16/14
5/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 5/16/14 in stock or 4/30/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the selected consolidated balance sheet data at December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data at December 31, 2012 and 2011 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial and other data together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10‑K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011(1)(2)

Revenues	$206,649	$133,958	$79,889	$76,330
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(3):	17,513	15,295	13,559	7,660
Sales and marketing(3)	128,569	75,180	70,327	41,992
Technology and development(3)	36,563	23,685	21,960	18,457
General and administrative(3)	58,296	30,857	34,228	21,912
Depreciation and amortization	13,213	11,569	11,768	4,148
Total costs and operating expenses	254,154	156,586	151,842	94,169
Loss from operations	(47,505)	(22,628)	(71,953)	(17,839)
Interest income	59	121	229	199
Interest expense	(380)	(1,988)	(3,359)	(66)
Other income (expense)	37	18	(18)	(20)
Change in fair value of preferred stock warrant liability	—	—	—	(1,882)
Loss before (provision) benefit for income taxes	(47,789)	(24,477)	(75,101)	(19,608)
Benefit (provision) for income taxes	(640)	(579)	606	10,690
Net loss	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Cumulative dividends on Series B, Series C, and Series D preferred stock	—	—	—	(2,370)
Net loss attributable to common stockholders of TrueCar, Inc.	$(48,429)	$(25,056)	$(74,495)	$(11,288)
Net loss per share attributable to common stockholders:
Basic and diluted(4)(5)	$(0.68)	$(0.43)	$(1.33)	$(0.49)
Weighted average shares of common shares outstanding used in computing net loss per share attributable to common stockholders:
Basic and diluted(4)(5)	70,837	58,540	55,828	22,823

Other Financial Information:
Adjusted EBITDA(6)	$10,884	$2,140	$(46,523)	$(3,538)
Non-GAAP net (loss) income(7)	$(3,290)	$(11,875)	$(60,815)	$3,137

(1)

During the preparation of the consolidated financial statements for the year ended December 31, 2011, we identified adjustments relating to timing of revenue recognition, accrued sales taxes and expenses on related party loans affecting 2010 and prior periods. The aggregate amount of these adjustments would have reduced net loss by $360,000 for 2009 and $420,000 for 2010. We concluded these adjustments were not material individually or in the aggregate to any prior reporting period. We also concluded that recording the cumulative effect of these adjustments of $780,000 during the year ended December 31, 2011 was not material to the 2011 financial statements and accordingly, we recorded these adjustments during the year ended December 31, 2011.

(2)	In 2011, we completed the acquisitions of Carperks, Honk, and ALG.

(3)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$454	$141	$122	$47
Sales and marketing	4,743	2,561	1,571	1,076
Technology and development	5,013	1,762	1,428	1,096
General and administrative	19,123	4,882	7,199	3,989
Total stock-based compensation expense	$29,333	$9,346	$10,320	$6,208

(4)	See Note 11 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(5)	All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 2-for-3 reverse stock split, which was effected on May 2, 2014.

(6)

Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.” Adjusted EBITDA for 2014 excludes amounts related to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. for trademark infringement and related matters. We have not historically excluded these costs from Adjusted EBITDA; however, as we have incurred increasing costs to advance our claim, we believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(7)

Non-GAAP net (loss) income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net (loss) income, operating (loss) income or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net (loss) income and a reconciliation of Non-GAAP net (loss) income, see “Non-GAAP Financial Measures.”

	At December 31,
	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents and short term investments	$147,539	$43,819	$22,062	$42,881
Working capital (deficit), excluding restricted cash	145,666	36,637	(9,290)	39,118
Property and equipment, net	30,731	15,238	12,842	13,720
Total assets	296,952	174,750	145,244	180,165
Total indebtedness	—	4,764	23,696	—
Lease financing obligation	6,093	—	—	—
Convertible preferred stock	—	29,224	—	—
Contingently redeemable common stock(1)	—	—	1,000	—
Total stockholders’ equity	249,198	112,180	98,196	158,769

(1)	See Note 8 of our consolidated financial statements for more information about contingently redeemable common stock.

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net (loss) income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, change in the fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, and income taxes. We define Non-GAAP net (loss) as net loss adjusted to exclude stock-based compensation, change in fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in the fair value of contingent consideration, IPO-related expenses, ticker symbol acquisition costs, and certain litigation costs and legal settlements. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net (loss) income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net (loss) income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net (loss) income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net (loss) income in the same manner as we calculate these measures.

We have included Adjusted EBITDA and Non-GAAP net (loss) income herein as they are important measures used by our management and board of directors to assess our operating performance. We believe that using Adjusted EBITDA and Non-GAAP net (loss) income facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net (loss) income and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as a measure of financial performance and debt service capabilities.

Our use of each of Adjusted EBITDA and Non-GAAP net (loss) income has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;
•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects changes in, or cash requirements for, our working capital needs;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects the cash costs to advance our claims in respect of our litigation against Sonic Automotive Holdings, Inc.;
•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflect a non-recurring legal settlement in favor of the Company;
•	neither Adjusted EBITDA nor Non-GAAP net (loss) income consider the potentially dilutive impact of shares issued or to be issued in connection with share-based compensation or warrant issuances; and
•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net (loss) income differently from how we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net (loss) income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. In addition, in evaluating Adjusted EBITDA and Non-GAAP net (loss) income you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net (loss) income, and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net (loss) income that our future results will not be affected by these expenses or any unusual or non-recurring items.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Non-GAAP adjustments:
Interest income	(59)	(121)	(229)	(199)
Interest expense	380	1,988	3,359	66
Depreciation and amortization	13,213	11,569	11,768	4,148
Change in fair value of preferred stock warrant liability	—	—	—	1,882
Warrant expense	9,808	3,740	1,990	2,112
Transaction costs from acquisitions	—	—	—	1,853
Change in fair value of contingent consideration	—	95	1,370	—
Stock-based compensation	29,333	9,346	10,320	6,208
IPO-related expenses	3,717	—	—	—
Ticker symbol acquisition costs	803	—	—	—
Certain litigation costs(1)	2,270	—	—	—
Legal settlement (2)	(792)
Provision (benefit) for income taxes	640	579	(606)	(10,690)
Adjusted EBITDA	$10,884	$2,140	$(46,523)	$(3,538)

(1)

The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. for trademark infringement and related matters. We have not historically excluded these costs from Adjusted EBITDA; however, as we have incurred increasing costs to advance our claim, we believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(2)	Represents a non-recurring legal settlement in favor of the Company.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Year Ended
	December 31,
	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss):
Net loss	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Non-GAAP adjustments:
Stock-based compensation	29,333	9,346	10,320	6,208
Change in fair value of preferred stock warrant liability	—	—	—	1,882
Warrant expense	9,808	3,740	1,990	2,112
Transaction costs from acquisitions	—	—	—	1,853
Change in fair value of contingent consideration	—	95	1,370	—
Ticker symbol acquisition costs	803	—	—	—
IPO-related expenses	3,717	—	—	—
Certain litigation costs(1)	2,270	—	—	—
Legal Settlement (2)	(792)	—	—	—
Non-GAAP net (loss) income	$(3,290)	$(11,875)	$(60,815)	$3,137

(1)	The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. for trademark infringement and related matters.
(2)	Represents a non-recurring legal settlement in favor of the Company. 49

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes to those statements included herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere herein. See “Special Note Regarding Forward-Looking Statements.”

Overview

Our mission is to transform the car-buying experience for consumers and the way that dealers attract customers and sell cars. We have established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. We operate our company-branded platform via our TrueCar.com website and TrueCar mobile applications. In addition, we customize and operate our platform for affinity group marketing partners, such as USAA, financial institutions, and large enterprises such as Boeing and Verizon. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers.

We benefit consumers by providing information related to what others have paid for a make and model of car in their area and, where available, estimated prices for that make and model of car, which we refer to as upfront pricing information, from our network of TrueCar Certified Dealers. This upfront pricing information generally includes guaranteed savings off MSRP which the consumer may then take to the dealer in the form of a Guaranteed Savings Certificate and apply toward the purchase of the specified make and model of car. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars.

Our subsidiary, ALG, Inc., provides data and consulting services regarding determination of the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios.

During the year ended December 31, 2014, we generated revenues of $206.6 million and recorded a net loss of $48.4 million. Of the $206.6 million in revenues, 92% consisted of transaction revenues with the remaining 8% derived primarily from the sale of data and consulting services to the automotive and financial services industries. Revenues from the sale of data and consulting services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

From inception in February 2005 through 2010, we developed our car-buying platform under our then corporate name Zag.com Inc. In 2006, we launched a car-buying program for affinity group marketing partners; our affinity group marketing partners have subsequently grown to include USAA (2007), Consumer Reports (2010) and Pentagon Federal Credit Union (2010). We also devoted substantial resources during this period to the build-out of our national dealer network and the cultivation of additional affinity group relationships.

Late in 2008, we began to invest in a direct-to-consumer channel under the branded website TrueCar.com. We launched TrueCar.com with the continuing goal of establishing the premier destination for consumers seeking vehicle pricing information and historical context about what others paid for the same car in their local areas. Subsequently, we integrated the users of TrueCar.com into our car-buying platform, allowing them to connect to the same national dealer network that had been built for our affinity group marketing partners, and developed applications to enable consumers to access our car-buying platform using their mobile devices. During the period from 2010 to the present, we have devoted significant resources to building awareness of the TrueCar brand through consumer marketing, including television, radio, digital and other media.

In October 2011, we acquired ALG, which provides data analytics and consulting services to the automotive and financial services industries related to residual value forecasting.

We intend to grow traffic to TrueCar.com and our TrueCar branded mobile applications by building our brand through marketing campaigns that emphasize the value of trust and transparency in the car-buying process and the benefits of transacting with TrueCar Certified Dealers. We will seek to increase the number of transactions on our platform by enhancing the user experience while expanding, improving the geographic coverage of our network of TrueCar Certified Dealers and delighting consumers with the ability to control the entire car-buying experience using their mobile devices. Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car-buying and car-ownership experience.

In May 2014, we completed our initial public offering in which we sold an aggregate of 8,941,250 shares of our common stock, including 1,166,250 shares sold pursuant to the exercise by the underwriters of their option to purchase such shares, at the public offering price of $9.00 per share. We received net proceeds of $69.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares in the initial public offering.

In November 2014, we completed a follow-on public offering in which we sold 1,960,390 shares of common stock and selling stockholders sold 5,402,601 shares at a price of $17.00 per share. We received net proceeds of $30.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares. We did not receive any proceeds from the sale of shares by selling stockholders.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2014	2013	2012
Average Monthly Unique Visitors	4,296,650	2,780,849	1,659,435
Units(1)	610,620	399,919	222,683
Monetization	$310	$297	$291
Franchise Dealer Count	8,501	6,651	5,306
Transaction Revenue Per Franchise Dealer	$24,994	$19,857	$12,660

(1)

We issued full credits of the amount originally invoiced with respect to 8,779, 17,664 and 20,365 units during the years ended 2014, 2013 and 2012, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website, our landing page on our affinity group marketing partner sites, or our mobile applications within a calendar month. We identify unique visitors through cookies for browser-based visits on either a desktop computer or mobile device and through device IDs for mobile application visits. In addition, if a TrueCar.com user logs-in, we supplement their identification with their log-in credentials to attempt to avoid double counting on TrueCar.com across devices, browsers and mobile applications. If an individual accesses our service using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor, except where adjusted based upon TrueCar.com log-in information. We calculate average monthly unique visitors as the sum of the monthly unique visitors in a given period, divided by the number of months in that period. We view our average monthly unique visitors as a key indicator of the growth in our business and audience reach, the strength of our brand, and the visibility of car buying services to the member base of our affinity group marketing partners.

The number of average monthly unique visitors increased 54.5% to approximately 4.3 million for the year ended December 31, 2014 from approximately 2.8 million for the year ended December 31, 2013. We attribute the growth in our average monthly unique visitors principally to increased television and digital marketing advertising campaigns that have led to increased brand awareness, as well as increased traffic from our affinity group marketing partners.

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

On occasion we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in substantially all cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether to issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error.

The number of units increased 52.7% to 610,620 for the year ended December 31, 2014 from 399,919 for the year ended December 31, 2013. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. For the year ended December 31, 2014, our monetization increased 4.4% to $310 from $297 for the year ended December 31, 2013, primarily as a result of increases in our pricing structure and lower sales credits. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 8,501 at December 31, 2014 from 6,651 at December 31, 2013 and 5,306 at December 31, 2012. We attribute this growth in our franchise dealer count to the continued effectiveness of our dealer sales team, increased brand awareness, and product enhancements.

Transaction Revenue per Franchise Dealer

We define transaction revenue per franchise dealer as the aggregate transaction revenue we receive in a given period divided by the average franchise dealer count in that period. We calculate average franchise dealer count in a given period as the average of the franchise dealer count at the beginning of the period and the franchise dealer count at the end of the period. Our transaction revenue per franchise dealer increased 25.9% to $24,994 during the year ended

December 31, 2014 from $19,857 for the year ended December 31, 2013. These increases primarily reflect an increase in units which was attributable to an increase in marketing spend and an increase in the geographic coverage of our network of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly owned subsidiaries in accordance with FASB ASC 810 — Consolidation. Business acquisitions are included in our consolidated financial statements from the date of the acquisition. Our purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

We report our financial results as one operating segment, with two distinct service offerings: transactions, and data and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our transaction and data and other offerings in order to gain more depth and understanding of the factors driving our business.

Components of Operating Results

Revenues

Our revenues are comprised of transaction revenues, and data and other revenue.

Transaction Revenue. Revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements, we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the straight-line of the subscription fee over the period over which the services are delivered.

In addition, we enter into arrangements with automobile manufacturers to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These manufacturers pay us a per-vehicle fee for promotion of the incentive and we recognize the per-vehicle incentive fee when the vehicle sale has occurred between the member of our affinity group marketing partner and the dealer.

Data and Other Revenue. We derive this type of revenue primarily from the provision of data and consulting services to the automotive and financial services industries through our ALG subsidiary. The data and consulting services that ALG provides typically relate to the determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. Our customers generally pay us for these services as information is delivered to them.

For a description of our revenue accounting policies, see “Critical Accounting Policies and Estimates” below.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to our customers. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.

Sales and Marketing.  Sales and marketing expenses consist primarily of: television and radio advertising; affinity group partner marketing fees, which also includes loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. See Part III, Item 13 “Certain Relationships, Related Party and Other Transactions — Strategic Partnerships — United Services Automobile Association” for a description of our arrangements with USAA. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, and stock-based compensation expenses; third-party contractor fees; and allocated overhead. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.

Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits and stock-based compensation expenses, third-party contractor fees, and allocated overhead primarily associated with development of our platform, as well as our product development, product management, research and analytics and internal IT functions.

General and Administrative. General and administrative expenses consist primarily of employee related expenses including salaries, bonuses, benefits and stock-based compensation expenses for executive, finance, accounting, legal, human resources, and business intelligence personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead.

Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.

Interest Income. Interest income consists of interest earned on our cash and cash equivalents and short-term investment balances.

Interest Expense. Interest expense consists of interest on our outstanding short-term debt obligations, and for the period from May 2012 to May 2013, accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013. In addition, beginning in August 2013, interest expense includes interest on our credit facility and the amortization of the discount on our line of credit. See Notes 6 and 7 of our consolidated financial statements included herein for more information about our debt obligations.

Benefit (Provision) for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and December 31, 2013 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in 2014 and 2013 primarily reflect a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes in 2012 reflected a tax benefit associated with a beneficial conversion feature on our convertible notes which was partially offset by tax expense related to the amortization of tax deductible goodwill.

We have accumulated federal net operating loss carryforwards of approximately $167.7 million and state net operating loss carryforwards of approximately $125.9 million at December 31, 2014.

See Note 10 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$206,649	$133,958	$79,889
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	17,513	15,295	13,559
Sales and marketing	128,569	75,180	70,327
Technology and development	36,563	23,685	21,960
General and administrative	58,296	30,857	34,228
Depreciation and amortization	13,213	11,569	11,768
Total costs and operating expenses	254,154	156,586	151,842
Loss from operations	(47,505)	(22,628)	(71,953)
Interest income	59	121	229
Interest expense	(380)	(1,988)	(3,359)
Other income (expense), net	37	18	(18)
Change in fair value of preferred stock warrant liability	—	—	—
Loss before benefit (provision) for income taxes	(47,789)	(24,477)	(75,101)
(Provision for) benefit from income taxes	(640)	(579)	606
Net loss	$(48,429)	$(25,056)	$(74,495)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2014	2013	2012
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8	11	17
Sales and marketing	62	56	88
Technology and development	18	18	27
General and administrative	28	23	43
Depreciation and amortization	6	9	15
Loss from operations	(23)	(17)	(90)
Interest income	*	*	*
Interest expense	*	(1)	(4)
Other income (expense), net	*	*	*
Change in fair value of preferred stock warranty liability	*	*	*
Loss before benefit (provision) for income taxes	(23)	(18)	(94)
(Provision for) benefit from income taxes	*	*	1
Net loss	(23)%	(19)%	(93)%

*Less than 0.5% of revenues

Comparison of Years Ended December 31, 2014, 2013, and 2012

Revenues

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Revenues
Transaction revenue	$189,353	$118,713	$64,703	59.5%	83.5%
Data and other revenue	17,296	15,245	15,186	13.5%	0.4%
Total revenues	$206,649	$133,958	$79,889	54.3%	67.7%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in our revenues of $72.7 million or 54.3%, for 2014 as compared to 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 91.6% and 8.4%, respectively, of revenues for 2014 as compared to 88.6% and 11.4%, respectively, for 2013. The increase in transaction revenue for 2014 primarily reflected a 52.7% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 54.5% to 4.3 million during 2014 from 2.8 million during 2013, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 4.4% to $310 during 2014 from $297 for 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts. The 13.5% increase in data and other revenue for 2014 as compared to 2013 primarily reflected improved pricing of our renewal data, consulting service contracts and lead referral fees.

Year ended December 31, 2013 compared to year ended December 31, 2012. The increase in our revenues for 2013 as compared to 2012 reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 88.6% and 11.4%, respectively, of revenues for 2013 as compared to 81.0% and 19.0%, respectively, for 2012. The increase in transaction revenue for 2013 primarily reflected the 79.6% increase in units due to the level of marketing spend and the increase in the number of Certified TrueCar Dealers, product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 67.6% from 1.7 million during 2012 to 2.8 million during 2013, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to the member base of our affinity group marketing partners. Our franchise dealer count grew 25.3% from 5,306 at December 31, 2012 to 6,651 at December 31, 2013, reflecting the ongoing adoption of our service among dealers. Our monetization was relatively stable between these periods as our pricing and the mix between new and used car units was relatively consistent. Data and other revenue was consistent for 2013 as compared to 2012 and reflected a $2.1 million decrease in lead referral fees arising from the modification of our marketing arrangement with Yahoo! in June 2012 pursuant to which we had generated revenue by referring Yahoo! traffic to other commercial websites. This decrease was more than offset by a $2.2 million increase in revenue due to improved pricing of our renewal data and consulting service contracts.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$17,513	$15,295	$13,559	14.5%	12.8%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.5%	11.4%	17.0%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in cost of revenue of $2.2 million or 14.5% for 2014 as compared to 2013 was primarily due to a $1.8 million increase in data costs and licensing fees to support the growth of our business and a $0.7 million increase in employee related costs primarily due to increases in headcount partially offset by a decrease of $0.2 million in consulting costs. The decrease in cost of revenues as a percentage of revenues during 2014 from 2013 reflected operating leverage due to our increased level of transaction revenues during 2014 as compared to the prior year. Although we expect our cost of revenue to increase in dollar amount as we add additional data sources, we believe that the nature of our cost structure will enable us to continue to realize operating leverage in our business over time.

Year ended December 31, 2013 compared to year ended December 31, 2012. The increase in cost of revenue for 2013 as compared to 2012 primarily reflected a $1.0 million increase in data costs and licensing fees to support the growth of our business, and a $0.5 million increase in employee related costs primarily due to increases in headcount. The decline in cost of revenues as a percentage of revenues in 2013 from 2012 reflected operating leverage due to the increased proportion of transaction revenues in 2013.

Sales and Marketing Expenses

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Sales and marketing expense	$128,569	$75,180	$70,327	71.0%	6.9%
Sales and marketing expense as a percentage of revenues	62.2%	56.1%	88.0%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in sales and marketing expenses of $53.4 million or 71% for 2014 as compared to 2013 reflected a $35.9 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $13.1 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for 2014 also reflected a $4.9 million increase in salaries and related expenses primarily due to our increased headcount, an increase of $2.2 million in stock-based compensation due to additional stock-based awards, an increase of $1.6 million in warrant expense related to warrants issued to our third-party marketing firm and service provider, a $0.8 million increase associated with the purchase of our ticker symbol “TRUE”, and an increase of $0.6 million associated with a liquidity bonus paid to a sales executive in connection with our IPO. These increases in sales and marketing expenses were partially offset by a decrease of $5.6 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective. We expect sales and marketing expenses to continue to increase in dollar amount due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.

Year ended December 31, 2013 compared to year ended December 31, 2012. The increase in sales and marketing expenses for 2013 as compared to 2012 reflected a $14.4 million increase in advertising and promotional activities primarily due to increased television and online marketing spend to grow the TrueCar.com brand, a $10.1 million increase in affinity partner marketing fees as a result of the increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to purchase a vehicle from a TrueCar Certified Dealer, a $2.8 million increase in employee related expenses primarily due to increased bonus expenses tied to our improved financial results and headcount increases and an increase in stock-based compensation due to additional stock-based awards, and an increase of $0.9 million in warrant expense associated with our media and marketing services agreement with a direct marketing firm. These increases in sales and expenses were partially offset by a decrease of $20.0 million of spend associated with our marketing arrangement with Yahoo! that was modified in June 2012, and a $3.4 million reduction in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we deemed were ineffective.

Technology and Development Expenses

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Technology and development expenses	$36,563	$23,685	$21,960	54.4%	7.9%
Technology and development expenses as a percentage of revenues	17.69%	17.7%	27.5%
Capitalized software costs	$13,818	$6,692	$5,219	106.5%	28.2%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in technology and development expenses of $12.9 million or 54.4% for 2014 as compared to 2013 reflected an increase of $7.9 million in increased salaries and related expenses due to our increased headcount, an increase in stock-based compensation due to additional stock-based awards of $3.9 million,  a $1.8 million increase in software license and hosting expenses, and a $0.7 million increase in overhead related to facilities, reflecting extra space needed to accommodate increased headcount. These increases were partially offset by a $1.4 million increase in the amount of salaries capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs increased $7.1 million for 2014 as compared to 2013 primarily due to the costs for a perpetual software license of $5.0 million during 2014, an increase in the amount of salaries capitalized for the development of internal use software of $1.4 million, and increases in other third-party software costs of $0.7 million. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

Year ended December 31, 2013 compared to year ended December 31, 2012. The increase in technology and development expenses for 2013 as compared to 2012 reflected an increase of $2.5 million in employee related costs primarily due to increases in bonus expense arising from our improved financial results and to a lesser extent stock-based compensation associated with additional stock-based awards, and a $0.8 million increase in software licensing expenses to support the growth of our business and platform. These increases were partially offset by a $1.5 million increase in the amount of capitalized internally developed software costs which reduced technology and development expenses during the period.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
General and administrative expense	$58,296	$30,857	$34,228	88.9%	(9.8)%
General and administrative expense as a percentage of revenues	28.2%	23.0%	42.8%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in general and administrative expenses of $27.4 million or 88.9% for 2014 as compared to 2013 reflected $14.2 million in increased stock-based compensation due to additional stock-based awards, $7.6 million in increased salaries and related expenses due to our increased headcount, and $2.8 million in increased professional fees, comprised primarily of $2.3 million in legal fees related to a claim we filed against Sonic Automotive Holdings, Inc. (“Sonic”). The remaining increase related to a $2.0 million liquidity bonus paid to an executive in connection with our IPO and $0.6 million increased insurance costs. We expect our general and administrative expenses to increase in dollar amount as we increase the headcount in our financial, accounting, and legal organizations and add resources to support both the anticipated growth of our business and our public company reporting requirements. Additionally, we expect to continue to incur significant legal fees related to our complaint filed against Sonic as we proceed from the discovery phase of this lawsuit.

Year ended December 31, 2013 compared to year ended December 31, 2012. The decrease in general and administrative expenses for 2013 as compared to 2012 reflected a decrease of $2.3 million in stock-based compensation expense primarily due to the absence of a $4.5 million stock-based compensation charge in March 2012 as a result of the modification of an equity award held by a former executive as part of his severance arrangement, partially offset by increased stock-based compensation expense associated with new awards issued in 2013. The decrease in general and administrative expenses for 2013 also reflected lower legal fees and other expenses associated with our regulatory compliance activities in 2012 of $2.1 million and a $1.3 million decrease in expenses associated with changes in fair value of the contingent consideration for our Carperks acquisition as a result of the modification of the agreement in December 2012. These decreases were partially offset by a $1.3 million increase in employee related expenses, primarily due to increased bonus expenses arising from our improved financial results and increases in headcount to support the growth of our business, and a $0.6 million legal settlement associated with a settlement entered into with a marketing sponsorship partner in November 2013.

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Depreciation and amortization expenses	$13,213	$11,569	$11,768	14.2%	(1.7)%

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in depreciation and amortization expenses of $1.6 million or 14.2% for 2014 as compared to 2013 reflected a growth in capitalized software costs and higher investments in property and equipment. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment and the timing of placing projects in service.

Year ended December 31, 2013 compared to year ended December 31, 2012. Depreciation and amortization expenses for 2013 were consistent with 2012. Depreciation and amortization expenses reflected a $0.9 million decrease in write-offs of capitalized internally developed software in 2013 compared to 2012, that was largely offset by an increase of $0.7 million in amortization of internally developed software in 2013 driven by a full year of depreciation for assets capitalized in 2012 and increased software capitalization during 2013. The 2012 write-offs of internally developed software were due to software that provided functionality that was no longer used on our platform due to changes in our business.

Interest Expense

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Interest expense	$380	$1,988	$3,359	(80.9)%	(40.8)%

Year ended December 31, 2014 compared to year ended December 31, 2013. The decrease in interest expense of $1.6 million or 80.9% for 2014 as compared to 2013 primarily reflected a decrease in interest on our convertible debt and a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012. The decrease in interest expense for 2013 as compared to 2012 primarily reflected a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013, and a decrease in the average outstanding balance of our short-term borrowings.

Benefit from (Provision for) Income Taxes

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(dollars in thousands)
Benefit (provision) for income taxes	$(640)	$(579)	$606	(10.5)%	(195.5)%

Year ended December 31, 2014 compared to year ended December 31, 2013. Our provision for income taxes for both 2014 and 2013 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Year ended December 31, 2013 compared to year ended December 31, 2012. Our provision for income taxes for the year ended December 31, 2013 reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets. Our benefit from income taxes for the year ended December 31, 2012 reflected a tax benefit associated with a beneficial conversion feature on our convertible notes of $1.1 million which was partially offset by tax expense related to the amortization of tax deductible goodwill of $0.5 million.

Quarterly  Key Metrics and Results of Operations

The following tables set forth selected key metrics and unaudited quarterly consolidated statements of comprehensive loss data for each of the quarters indicated. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included herein and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the consolidated results of operations for these periods. You should read this information together with our consolidated financial statements and related notes included herein. These quarterly operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Average Monthly Unique Visitors	4,428,721	4,632,183	4,189,926	3,935,770	3,295,772	3,201,475	2,441,493	2,184,657
Units(1)	163,338	171,775	149,527	125,980	113,931	116,503	96,614	72,871
Monetization	$314	$303	$308	$317	$318	$288	$284	$295
Franchise Dealer Count (Ending)	8,501	8,149	7,682	7,210	6,651	6,327	6,176	5,881
Transaction Revenue Per Franchise Dealer	6,156	6,567	6,195	5,770	$5,581	$5,365	$4,551	$3,848

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
Revenues:
Transaction revenues	$51,249	$51,985	$46,127	$39,992	$36,216	$33,538	$27,436	$21,523
Data and other revenues	4,222	4,766	4,370	3,938	3,929	4,009	3,787	3,520
Total revenues	55,471	56,751	50,497	43,930	40,145	37,547	31,223	25,043
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,989	4,666	4,138	3,720	4,208	3,652	3,673	3,762
Sales and marketing	31,111	36,399	33,292	27,767	23,893	21,878	15,626	13,783
Technology and development	9,814	10,906	8,513	7,330	6,751	5,512	5,618	5,804
General and administrative	15,422	14,919	16,438	11,517	10,199	7,716	6,629	6,313
Depreciation and amortization	3,739	3,388	2,972	3,114	2,394	3,241	2,868	3,066
Total costs and expenses	65,075	70,278	65,353	53,448	47,445	41,999	34,414	32,728
Loss from operations	(9,604)	(13,527)	(14,856)	(9,518)	(7,300)	(4,452)	(3,191)	(7,685)
Interest income	18	14	10	17	30	30	29	32
Interest expense	(52)	(27)	(131)	(170)	(179)	(58)	(510)	(1,241)
Other income(expense)	7	20	10	—	(1)	5	6	8
Loss before (provision)benefit for income taxes	(9,631)	(13,520)	(14,967)	(9,671)	(7,450)	(4,475)	(3,666)	(8,886)
Benefit (provision) for income taxes	(203)	(120)	(67)	(250)	(170)	(136)	(136)	(137)
Net loss	$(9,834)	$(13,640)	$(15,034)	$(9,921)	$(7,620)	$(4,611)	$(3,802)	$(9,023)
Net loss per share:
Basic and diluted	$(0.13)	$(0.18)	$(0.22)	$(0.17)	$(0.13)	$(0.08)	$(0.07)	$(0.16)

Other Financial Information (2)(3):
Adjusted EBITDA	$4,253	$3,860	$1,773	$998	$(269)	$2,411	$2,630	$(2,632)
Non-GAAP net income (loss)	$277	$339	$(1,387)	$(2,519)	$(2,982)	$(994)	$(855)	$(7,044)

(1)

We issued full credits of the amount originally invoiced with respect to 2,507, 2,074, 2,054, 2,145, 2,802, 6,278, 4,018, and 4,566 units during the three months ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. The number of units has not been adjusted downwards related to units credited.

(2)

Adjusted EBITDA and Non-GAAP net income (loss) are not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For definitions of Adjusted EBITDA and Non-GAAP net income (loss) and a reconciliation of net loss to Adjusted EBITDA and Non-GAAP net income (loss), see “Non-GAAP Financial Measures.”

(3)

Adjusted EBITDA and Non-GAAP net income (loss) for each of the three months ended March 31, 2014, June 30, 2014 September 30, 2014, and December 31, 2014 excludes amounts related to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. for trademark infringement and related matters. We have not historically excluded these costs from Adjusted EBITDA and Non-GAAP net income (loss); however, as we have incurred increasing costs to advance our claim, we believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons. Additionally, Adjusted EBITDA and Non-GAAP net income (loss) for three months ended December 31, 2014 include a non-recurring legal settlement in favor of the Company.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(9,834)	$(13,640)	$(15,034)	$(9,921)	$(7,620)	$(4,611)	$(3,802)	$(9,023)
Non-GAAP Adjustments:
Interest income	(18)	(14)	(10)	(17)	(30)	(30)	(29)	(32)
Interest expense	52	27	131	170	179	58	510	1,241
Depreciation and amortization	3,739	3,388	2,972	3,114	2,394	3,241	2,868	3,066
Stock-based compensation	8,353	9,440	7,396	4,144	3,762	1,968	2,043	1,573
IPO-related expenses	—	—	3,717	—	—	—	—	—
Warrant expense	1,518	3,675	2,280	2,335	852	1,626	880	382
Change in fair value of contingent consideration	—	—	—	—	24	23	24	24
Ticker symbol acquisition costs	—	—	—	803	—	—	—	—
Certain litigation costs(1)	1,032	864	254	120	—	—	—	—
Legal Settlement(2)	(792)
Provision (benefit) for income taxes.	203	120	67	250	170	136	136	137
Adjusted EBITDA(3)	$4,253	$3,860	$1,773	$998	$(269)	$2,411	$2,630	$(2,632)

(1)

The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. in connection with trademark infringement and related matters. We have not historically excluded these costs from Adjusted EBITDA; however, as we have incurred increasing costs to advance our claim, we believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(2)	This amount represents a non-recurring legal settlement in favor of the Company.

(3)

Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(9,834)	$(13,640)	$(15,034)	$(9,921)	$(7,620)	$(4,611)	$(3,802)	$(9,023)
Non-GAAP Adjustments:
Stock-based compensation	8,353	9,440	7,396	4,144	3,762	1,968	2,043	1,573
IPO-related expenses	—	—	3,717	—	—	—	—	—
Warrant expense	1,518	3,675	2,280	2,335	852	1,626	880	382
Change in fair value of contingent consideration	—	—	—	—	24	23	24	24
Ticker symbol acquisition costs	—	—	—	803	—	—	—	—
Certain litigation costs(1)	1,032	864	254	120	—	—	—	—
Legal Settlement(2)	(792)	—	—	—	—	—	—	—
Non-GAAP net income (loss) (3)	$277	$339	$(1,387)	$(2,519)	$(2,982)	$(994)	$(855)	$(7,044)

(1)

The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. in connection with  trademark infringement and related matters. We have not historically excluded these costs from Non-GAAP net income (loss); however, as we have incurred increasing costs to advance our claim, we believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(2)	This amount represents a non-recurring legal settlement in favor of the Company.

(3)

Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a  definition of Non-GAAP net income (loss) see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $147.5 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $211.0 million from our operations through December 31, 2014, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2014.

On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. See Note 6 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$3,104	$(3,911)	$(32,718)
Net cash (used in) provided by investing activities	(9,823)	(5,483)	20,374
Net cash provided by financing activities	110,439	31,151	22,551
Net increase in cash and cash equivalents	$103,720	$21,757	$10,207

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing, advertising and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2014 was $3.1 million. This was primarily due to our net loss of $48.4 million, which, adjusted for non-cash items, including depreciation and amortization expense of $13.0 million, stock-based compensation expense of $29.3 million, common stock warrant expense of $9.9 million, and other non-cash adjustments of $1.3 million, resulted in $5.1 million in cash provided by operations. This was offset by a decrease of $2.0 million in changes to operating assets and liabilities, which reflected a decrease in accrued expenses and other liabilities of $4.3 million, primarily related to increases in accrued marketing expenses, legal costs, and construction costs; a decrease in accrued employee expenses of $3.9 million related to increased accrued bonuses driven by growth in headcount; and a decrease in accounts payable of $3.4 million, primarily related to affinity group marketing fees. These were partially offset by a $10.4 million increase in accounts receivable as a result of our increased revenues, $1.7 million increase in prepaid expenses related to media production, insurance, and software costs, and a $1.3 million increase in other assets related to amounts receivable from a legal settlement in our favor.

Cash used in operating activities in 2013 was $3.9 million, primarily as a result of our net loss of $25.1 million and a $6.7 million use of cash as a result of changes in operating assets and liabilities, which was largely offset by $27.9 million of non-cash operating expenses. The $6.7 million use of cash as a result of changes in operating assets and liabilities reflected an $8.2 million increase in accounts receivable as a result of our increased revenues, a $2.0 million increase in prepaid expenses primarily associated with our increased media advertising spend, a decrease of $1.2 million in accrued expenses primarily associated with the modification of the marketing arrangement with Yahoo! in 2012, partially offset by a $4.0 million increase in accrued employee expenses due to an increase in accrued bonuses driven by our improved financial results, and a $1.4 million increase in accounts payable associated with the growth in our business.

Cash used in operating activities in 2012 was $32.7 million, primarily as a result of our net loss of $74.5 million, which was partially offset by $29.1 million of non-cash operating expenses and $12.7 million of net cash flows provided through changes in our operating assets and liabilities. The $12.7 million use of cash as a result of changes in operating assets and liabilities reflected $10.0 million associated with the release of a deposit with Yahoo! upon the modification of our marketing arrangement. Changes in our operating assets and liabilities were also affected by a $2.7 million increase in accrued expenses primarily due to increases in accrued marketing expenses associated with our increased television and online marketing spend, a $2.5 million decrease in accounts receivable reflecting the dealer attrition we experienced in the first half of 2012, which was partially offset by a $2.1 million decrease in accounts payable due to our cost cutting initiatives.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, purchases and sales of marketable securities, and changes in restricted cash requirements associated with our marketing arrangement with Yahoo! which was modified in 2012.

Cash used in investing activities of $9.8 million for 2014 primarily resulted from investments in capitalized software development and property and equipment of $15.5 million and a purchase of $0.4 million related to the True.com domain name, which was partially offset by $4.1 million of repayments on notes receivable from related parties and the release of $2.0 million of restricted cash under our modified marketing arrangement with Yahoo!.

Cash used in investing activities of $5.5 million in 2013 primarily resulted from the investment in capitalized software development and property and equipment of $8.4 million which was partially offset by the release of $2.5 million in restricted cash under our modified marketing arrangement with Yahoo!, and $0.4 million of payments on notes receivable from related parties.

Cash provided by investing activities of $20.4 million in 2012 resulted from the sale of short-term marketable securities of $31.1 million, which was partially offset by $6.2 million for the investment in capitalized software development and purchase of property and equipment, and an increase in restricted cash requirements of $4.5 million in connection with the modification of a marketing arrangement with Yahoo! in June 2012.

Financing Activities

Cash provided by financing activities of $110.4 million for 2014 reflects $69.7 million of proceeds from our initial public offering, $30.9 million of proceeds from our follow-on offering, approximately $9.4 million of proceeds from the exercise of warrants, $5.3 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and $5.0 million of proceeds from borrowings under our credit facility, which was partially offset by repayment of $10.0 million under our credit facility.

Cash provided by financing activities of $31.2 million in 2013 reflects net proceeds of $29.9 million from the issuance of 2,857,143 shares of Series A Preferred Stock in a private placement, and $5.0 million from a draw down under our Credit Facility. These increases were partially offset by a $2.0 million repurchase of vested option awards pursuant to a settlement agreement entered into with a former executive, a $1.0 million repurchase of outstanding common stock pursuant to an employment agreement with our Chief Executive Officer, $0.6 million for payments of costs related to this offering, and $0.4 million of payments of contingent consideration related to the Carperks acquisition. The remaining contingent consideration related to the Carperks acquisition of $1.9 million was paid in 2013. Of this total, $0.4 million was part of the estimated purchase price and has been classified as a financing cash out flow. The additional $1.5 million has been classified as an operating cash outflow.

Cash provided by financing activities of $22.6 million in 2012 reflects net proceeds of $23.1 million from the issuance of convertible notes in May 2012, and $1.0 million of cash proceeds associated with the issuance of shares of our common stock upon exercise of common stock warrants and common stock options, which was partially offset by cash used in the repurchase of shares of our common stock in the amount of $1.6 million under the terms of employment agreements with certain of our current and former executives.

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2014 that are fixed and determinable.

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Lease obligations	$59,061	$5,344	$11,295	$10,967	$31,455
Purchase obligations	7,252	3,298	3,954	—	—
Sponsorship marketing agreements	800	800	—	—	—
Total	$67,113	$9,442	$15,249	$10,967	$31,455

Our lease obligations consist of various leases for office space. We also have purchase obligations for data information, software related licenses and support services, as well as future commitments associated with our marketing sponsorship agreements. For further discussion, see Note 7 of our consolidated financial statements included herein. Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition, and cash flows are not subject to off-balance sheet risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions on an ongoing basis and that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, the expensing and capitalization of software and website development costs, contingencies and the valuation and assumptions underlying stock-based compensation and other equity instruments have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of our consolidated financial statements included herein.

Revenue Recognition

We recognize revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The fees are fixed or determinable.

•

Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Deferred revenue is recognized on the accompanying consolidated balance sheets when payments are received in advance of us meeting all of the revenue recognition criteria described above.

Transaction Revenue

We recognize revenue for fee arrangements based on a per vehicle basis when the vehicle sale has occurred between the automotive buying website program user and dealer. Under the contractual terms and conditions with our network of TrueCar Certified Dealers, the dealer is required to pay us upon the sale of a vehicle to a user that has been provided to the dealer by us. Revenue recognition is not contingent on verification or acceptance of the transaction by the dealer.

Upon a user deciding to proceed with the user’s vehicle purchase through us, the user provides his or her name, address, e-mail, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives us the identity and source of a TrueCar lead provided to a specific dealer prior to an actual sale occurring. After a sale occurs, we receive real-time information regarding the sale, including the identity of the purchaser, via the Dealer Management System, “DMS”, used by the dealer that made the sale. To the extent that a sale is not matched via comparison of user information we have to sale information provided by the DMS, we also establish matches via one or more of the over 20 different data feeds provided to the Company by third party data aggregators, loan and insurance files provided by our affinity group marketing partners and other publicly available sources. This process often results in overlapping sales matches between the DMS and multiple data feeds, resulting in a high degree of certainty with respect to our ability to identify user leads that we provide to the dealers. This data is also used to invoice dealers shortly after the completion of the sales transactions. As a result of the various data sources available to us, it is unusual for us to have difficulty in reconciling leads provided to our network of dealers to actual vehicle sales under our platform.

Revenue is recognized net of estimated sales allowances. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our TrueCar Certified Dealers. Sales allowances relate primarily to credits issued where a dealer claims that an introduction was previously identified by the dealer from a source other than us. While the dealer is contractually obligated to pay the invoice, we may issue a credit against the invoice to maintain overall dealer relations. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the financial statements. While estimated sales adjustments and credits and ultimate losses may vary from actual results, and could be material to the financial statements, actual sales allowances have been materially consistent with our estimates.

We also recognize revenue from dealers under subscription arrangements. Subscription fee arrangements are short-term in nature with terms ranging from one to three months and are cancellable by the dealer or us at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements, we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the straight-line of the subscription fee over the period over which the services are delivered.

In addition, some automobile manufacturers promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These manufacturers pay a per-vehicle fee to us for promotion of the incentive and we recognize as revenue the per-vehicle incentive fee at the time the sale of the vehicle has occurred between the Automotive Website Program user and the dealer.

Data and Other Revenue

We also derive revenue from providing data and consulting services to the automotive and financial services industries. Additional revenue sources include lead referral fees, advertising fees earned from display advertisements on the TrueCar.com website, and data licensing fees earned for licensing certain proprietary data to third parties. We generally recognize revenue upon delivery of such services.

Sales of data and consulting services may include multiple deliverables including sale of lease residual data, guidebooks and consulting services. We therefore recognize revenues for these arrangements in accordance with FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements  (“ASC 605-25”). ASC 605-25 was updated by Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (“ASU 2009-13”).

For multiple deliverable revenue arrangements, we first assess whether each deliverable has value to the customer on a standalone basis and performance is considered probable and substantially in our control. Data and consulting services are sold both on a standalone basis and as part of multiple deliverable arrangements. Accordingly, the services have standalone value to the customer. Based on that standalone value of the deliverables, we allocate our revenues among the separate deliverables in the arrangement using the relative selling price method hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverable revenue arrangement to be based on, in descending order: (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence of selling price, or TPE, or (iii) management’s best estimated selling price, or BESP.

We have not established VSOE or TPE for our data and consulting services because the deliverables are not sold separately within a sufficiently narrow price range or third party pricing for comparable services is not available;

therefore, we apply judgment to determine BESP. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. The determination of BESP requires us to make significant estimates and judgments and we consider numerous factors in this determination, including the nature of the deliverables, market conditions and our competitive landscape, internal costs, and our pricing and discounting practices associated with actual transactions. We update our estimates of BESP on a periodic basis as events and as circumstances may require.

Revenue from the sale of lease residual value data and guidebooks is recognized in the period that the data or report is delivered. Revenue in connection with consulting services is recognized in the period the report is completed and delivered to the customer.

Allowances for Doubtful Accounts

We determine our allowance for doubtful accounts based on our historical write-off experience and when specific circumstances make it likely that recovery will not occur. We review the allowance for doubtful accounts periodically and assesses the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered.

Business Combinations

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to the respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows and discount rates. We engage the assistance of valuation specialists in arriving at fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in our consolidated statement of comprehensive loss.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

We assess goodwill for possible impairment by performing a qualitative analysis to determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform the first of a two-step impairment test.

The first step involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We test for goodwill impairment annually at December 31. During the years ended December 31, 2014, 2013 and 2012, there were no impairment charges recorded on our goodwill. We performed a qualitative goodwill assessment at December 31, 2014 and concluded there was no impairment based on a number of factors considered, including the improvement in key operating metrics over the prior year, the value of our common stock, overall strength of the automotive industry and general economy, and continued execution against our overall strategic objectives. The fair value of reporting units which include goodwill exceeded their carrying value by a significant margin during each reporting period.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, consisting primarily of property and equipment and intangible assets resulting from business combinations, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. When measuring the recoverability of these assets, we make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We have not recognized any impairment of long-lived assets to date.

Software and Website Development Costs

Costs incurred in the preliminary project and post-implementation stages of development and maintenance of our platform are expensed as incurred. Certain costs incurred in the application development stage of a new product or projects to provide significant additional functionality to existing products are capitalized if certain criteria are met. Maintenance and enhancement costs are typically expensed as incurred. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets, which are estimated to be three years. Amortization expense is included in depreciation and amortization in the statements of comprehensive loss.

Stock-Based Compensation

We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, consultants and other service providers that can be settled in shares of our common stock. We estimate the grant date fair value of option grants, and the resulting stock-based compensation using the Black-Scholes option-pricing model. For restricted stock awards and restricted stock units, we use the market value of the Company’s common stock on the date of grant to determine the fair value of the award. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards, which are recognized using the graded-vesting model. As stock-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for estimated forfeitures.

Determining the fair value of awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term and the price volatility of the underlying stock, which are key inputs in the determination of the fair value of stock-based awards. These assumptions include:

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturities approximately equal to the expected term of the options;

•

Expected term.  We use the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain vanilla share options.  For performance-based option awards and out-of-the money option grants, we determine the expected term based upon historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior;

•

Expected volatility.  As we do not have a significant trading history for our common stock, expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options. When making the selections of our comparable industry peers to be used in the volatility calculation, we considered the size, operational and economic similarities to our principal business operations; and

•	Dividend yield. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based upon an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected term, and forfeiture rate assumptions, which could materially impact our future stock-based compensation expense.

At December 31, 2014  total remaining stock-based compensation expense for unvested awards was $69.4 million, which is expected to be recognized over a weighted-average period of 2.81 years.

Prior to the date our common stock began trading on The NASDAQ Global Select Market, the fair value of our common stock had been approved by the board of directors at each grant date based on a variety of factors, including periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies arm’s-length sales of our common stock, and the illiquid nature of common stock. Since our initial public offering, we determine the fair value of our common stock based on the closing price as quoted on The NASDAQ Global Select Market of our common stock on the grant date.

Income Taxes

We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets including net operating losses and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established to reduce net deferred tax assets to amounts that are more likely than not to be realized. We consider all available evidence, both positive and negative, in assessing the need for a valuation allowance. We have a full valuation allowance, and have concluded, based on the weight of all available evidence, that it is more likely than not that our net deferred tax assets will not be realized, primarily due to our historical net operating losses.

We utilize a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards could be materially impacted.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $147.5 million at December 31, 2014, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2014, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item appears in a separate section of this annual report on Form 10-K beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 5(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (ir.true.com) under "Corporate Governance – Documents and Charters." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements:

2. Financial Statements Schedule

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3. Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Exhibit Title

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(3)	Seventh Amended and Restated Investors’ Rights Agreement, dated November 22, 2013, by and among the Registrant and certain of its stockholders.

4.2(2)	Specimen Common Stock Certificate of the Registrant.

4.3(2)	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and United Services Automobile Association.

4.4(2)	Warrant to Purchase Shares of Common Stock, dated May 2, 2014, by and between the Registrant and 8020 Consulting.

4.5(1)	Warrant to Purchase Shares of Common Stock, dated May 15, 2014, by and between the Registrant and Avis-Davis Productions, Inc.

4.6(3)	Warrant to Purchase Shares of Common Stock, dated February 25, 2011, by and between the Registrant and GR Match, LLC.

4.7(3)	Warrant to Purchase Shares of Common Stock, dated November 22, 2013, by and between the Registrant and Vulcan Capital Growth Equity LLC.

4.8(3)	Warrant to Purchase Shares of Common Stock, dated March 12, 2014, by and between the Registrant and Centrue Financial Corporation.

4.9(3)	Warrant to Purchase Shares of Common Stock, dated February 11, 2014, by and between the Registrant and Venture Lending & Leasing VI, LLC.

4.10(3)	Warrant to Purchase Shares of Common Stock, dated February 11, 2014, by and between the Registrant and Venture Lending & Leasing VII, LLC.

10.1#(3)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2#(3)	2005 Stock Plan, as amended, and forms of agreements thereunder.

Exhibit Number	Exhibit Title

10.3#(3)	2008 Stock Plan, as amended, and forms of agreements thereunder.

10.4#(1)	2014 Equity Incentive Plan and forms of agreements thereunder.

10.5#(3)	Employment Agreement, dated December 20, 2012, by and between the Registrant and Scott Painter, as amended.

10.6#(3)	Employment Agreement, dated October 25, 2013, by and between the Registrant and Michael Guthrie.

10.7#(3)	Employment Agreement, dated May 1, 2010, by and between the Registrant and Bernard Brenner.

10.8#(3)	Offer Letter, dated September 28, 2011, by and between the Registrant and Lawrence Dominique.

10.9#(3)	Employment Agreement, dated September 15, 2008, by and between the Registrant and Stewart Easterby.

10.10#(3)	Employment Agreement, dated September 15, 2008, by and between the Registrant and James Nguyen, as amended.

10.11#(3)	Offer Letter, dated November 1, 2010, by and between the Registrant and Thomas Taira.

10.12#(3)	Employment Agreement, dated January 17, 2014, by and between the Registrant and Lucas Donat.

10.13#(3)	Employment Agreement, dated April 21, 2014, by and between the Registrant and Troy Foster.

10.14#(3)	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Krafcik.

10.15#(3)	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Stephenson.

10.16(3)

Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).

10.17(3)	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.

10.18	Second Amendment, dated February 18, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.

10.19(2)	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.

10.20(4)	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.

Exhibit Number	Exhibit Title

10.21(5)

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

10.22	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and between the Registrant and Silicon Valley Bank.

10.23+(2)

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

10.24(2)	2014 Incentive Plan.

10.25(2)	Executive Incentive Compensation Plan.

21.1(3)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit Title

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#Indicates a management contract or compensatory plan.

+Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-195036), filed with the SEC on May 15, 2014.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-195036), filed with the SEC on May 5, 2014.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-195036), filed with the SEC on April 4, 2014.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36449), filed with the SEC on August 14, 2014.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-199650), filed with the SEC on October 28, 2014. 77

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on March 11, 2015.

TRUECAR, INC.
By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Guthrie, Troy Foster and John Pierantoni, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Painter	Chief Executive Officer and Director	March 11, 2015
Scott Painter	(Principal Executive Officer)

/s/ John Krafcik	President and Director	March 11, 2015
John Krafcik

/s/ Michael Guthrie	Chief Financial Officer	March 11, 2015
Michael Guthrie	(Principal Financial Officer)

/s/ John Pierantoni	Chief Accounting Officer	March 11, 2015
John Pierantoni	(Principal Accounting Officer)

/s/ Abhishek Agrawal	Director	March 11, 2015
Abhishek Agrawal

/s/ Todd Bradley	Director	March 11, 2015
Todd Bradley

/s/ Robert Buce	Director	March 11, 2015
Robert Buce

/s/ Christopher Claus	Director	March 11, 2015
Christopher Claus

/s/ Steven Dietz	Director	March 11, 2015
Steven Dietz

/s/ Thomas Gibson	Director	March 11, 2015
Thomas Gibson

/s/ Ion Yadigaroglu	Director	March 11, 2015
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TrueCar, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TrueCar, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 11, 2015

TrueCar, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$147,539	$43,819
Restricted cash — current	—	2,000
Accounts receivable, net of allowances of $2,069 and $2,184 at December 31, 2014 and 2013, respectively (includes related party receivables of $1,865 and $690 at December 31, 2014 and 2013, respectively)	28,748	18,803
Notes receivable from related parties — current	—	178
Prepaid expenses (includes related party prepaid expenses of $906 and $0 at December 31, 2014 and 2013, respectively)	5,193	3,550
Other current assets (includes related party receivables of $0 and $363 at December 31, 2014 and 2013, respectively)	3,040	1,226
Total current assets	184,520	69,576
Property and equipment, net	30,731	15,238
Goodwill	53,270	53,270
Intangible assets, net	27,949	31,834
Notes receivable from related parties	—	2,682
Other assets	482	2,150
Total assets	$296,952	$174,750
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,954 and $3,939 at December 31, 2014 and 2013, respectively)	$12,826	$9,804
Accrued employee expenses	14,245	10,129
Revolving line of credit	—	4,764
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $516 at December 31, 2014 and 2013, respectively)	11,783	6,242
Total current liabilities	38,854	30,939
Deferred tax liabilities	2,245	1,791
Lease financing obligation, net of current portion	6,093	—
Other liabilities	562	616
Total liabilities	47,754	33,346
Commitments and contingencies (Note 7)
Series A convertible preferred stock — $0.0001 par value; no shares and 4,500,000 shares authorized at December 31, 2014 and 2013, respectively; no shares and 2,857,143 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	29,224
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares and no shares authorized at December 31, 2014 and 2013, respectively; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares and 150,000,000 shares authorized at December 31, 2014 and 2013, respectively; 79,811,769 and 59,955,343 shares issued and outstanding at December 31, 2014 and 2013, respectively	8	6
Additional paid-in capital	460,179	275,803
Notes receivable from related parties	—	(1,069)
Accumulated deficit	(210,989)	(162,560)
Total stockholders’ equity	249,198	112,180
Total liabilities, convertible preferred stock and stockholders’ equity	$296,952	$174,750

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except per share data)

	Year Ended
	December 31,
	2014	2013	2012
Revenues (includes related party revenues of $0, $0, and $1,431 for the years ended December 31, 2014, 2013 and 2012, respectively)	$206,649	$133,958	$79,889
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $405, $2,738, and $2,289 for 2014, 2013 and 2012, respectively)	17,513	15,295	13,559
Sales and marketing (includes related party expenses of $19,443, $10,164, and $3,981 for the years ended December 31, 2014, 2013 and 2012, respectively)	128,569	75,180	70,327
Technology and development	36,563	23,685	21,960
General and administrative	58,296	30,857	34,228
Depreciation and amortization	13,213	11,569	11,768
Total costs and operating expenses	254,154	156,586	151,842
Loss from operations	(47,505)	(22,628)	(71,953)
Interest income	59	121	229
Interest expense	(380)	(1,988)	(3,359)
Other income (expense)	37	18	(18)
Loss before (provision) benefit for income taxes	(47,789)	(24,477)	(75,101)
(Provision) benefit for income taxes	(640)	(579)	606
Net loss	$(48,429)	$(25,056)	$(74,495)

Net loss per share, basic and diluted	$(0.68)	$(0.43)	$(1.33)
Weighted average common shares outstanding, basic and diluted	70,837	58,540	55,828
Other comprehensive loss:
Unrealized gain on marketable securities	—	—	35
Comprehensive loss	$(48,429)	$(25,056)	$(74,460)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

				Notes		Accumulated
				Receivable		Other
	Common Stock			from Related	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	APIC	Parties	Deficit	Loss	Equity
Balance at December 31, 2011	55,661,539	$6	$223,065	$(1,258)	$(63,009)	$(35)	$158,769
Net loss	—	—	—	—	(74,495)	—	(74,495)
Other comprehensive loss, net of tax	—	—	—	—	—	35	35
Stock-based compensation	—	—	9,658	—	—	—	9,658
Issuance of warrants in connection with marketing agreements	—	—	1,990	—	—	—	1,990
Issuance of restricted stock	17,520	—	876	—	—	—	876
Exercise of options to purchase common stock	401,494	—	370	(57)	—	—	313
Imputed interest on notes receivable	—	—	126	—	—	—	126
Repurchase of common stock	(265,274)	—	(1,648)	—	—	—	(1,648)
Issuance of common stock, net of issuance costs	140,890	—	1,329	15	—	—	1,344
Interest income on notes receivable	—	—	—	(27)	—	—	(27)
Beneficial conversion feature related to convertible notes payable, net of tax	—	—	1,618	—	—	—	1,618
Issuance of contingently redeemable common stock	(126,262)	—	(1,000)	—	—	—	(1,000)
Exercise of warrants	377,672	—	637	—	—	—	637
Balance at December 31, 2012	56,207,579	$6	$237,021	$(1,327)	$(137,504)	$—	$98,196
Net loss	—	—	—	—	(25,056)	—	(25,056)
Stock-based compensation	—	—	9,463	—	—	—	9,463
Issuance of warrants in connection with marketing agreements	—	—	3,740	—	—	—	3,740
Issuance of restricted stock	20,874	—	423	—	—	—	423
Exercise of options to purchase common stock	98,878	—	171	58	—	—	229
Repurchase of vested common stock awards	—	—	(2,000)	—	—	—	(2,000)
Imputed interest on notes receivable	—	—	127	—	—	—	127
Issuance of common stock, net of issuance costs	57,760	—	326	—	—	—	326
Interest income on notes receivable	—	—	—	(28)	—	—	(28)
Repayment of notes receivable	—	—	—	228	—	—	228
Adjustment of contingently redeemable common stock	13,840	—	—	—	—	—	—
Issuance of warrants in connection with Series A convertible preferred stock	—	—	677	—	—	—	677
Issuance of warrants in connection with revolving line of credit	—	—	408	—	—	—	408
Conversion of convertible note payable to common stock	3,556,412	—	25,447	—	—	—	25,447
Balance at December 31, 2013	59,955,343	$6	$275,803	$(1,069)	$(162,560)	$—	$112,180
Net loss	—	—	—	—	(48,429)	—	(48,429)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	8,941,250	1	69,150	—	—	—	69,151
Conversion of Series A convertible preferred stock in connection with initial public offering	2,857,143	—	29,224	—	—	—	29,224
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,960,390	—	30,762	—	—	—	30,762
Stock-based compensation	—	—	30,582	—	—	—	30,582
Issuance of warrants in connection with marketing agreements	—	—	9,861	—	—	—	9,861
Exercise of warrants to purchase common stock	3,357,867	1	9,460	—	—	—	9,461
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,739,776	—	5,313	—	—	—	5,313
Recovery of short swing profits	—	—	14	—	—	—	14
Imputed interest on notes receivable	—	—	10	—	—	—	10
Interest income on notes receivable	—	—	—	(3)	—	—	(3)
Repayment of notes receivable	—	—	—	1,072	—	—	1,072
Balance at December 31, 2014	79,811,769	$8	$460,179	$—	$(210,989)	$—	$249,198

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(48,429)	$(25,056)	$(74,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,979	10,835	10,275
Deferred income taxes	577	579	(606)
Bad debt expense and other reserves	300	280	668
Stock-based compensation	29,333	9,346	10,320
Legal expense settled in stock	—	—	307
Legal settlement paid in stock	—	326	—
Increase in fair value of contingent consideration liability	—	95	1,370
Common stock warrant expense	9,861	3,740	1,990
Imputed interest on notes receivable	(3)	127	126
Interest income on notes receivable	(4)	(107)	(107)
Interest expense on note payable	—	805	1,508
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	236	1,117	1,770
Loss on disposal of fixed assets	233	734	1,493
Changes in operating assets and liabilities:
Accounts receivable	(10,372)	(8,196)	2,506
Prepaid expenses	(1,643)	(1,955)	(104)
Other current assets	(1,316)	(29)	163
Other assets	(26)	(281)	10,082
Accounts payable	3,399	1,382	(2,053)
Accrued employee expenses	3,883	3,973	(376)
Accrued expenses and other liabilities	4,253	(1,204)	2,655
Other liabilities	(157)	(422)	(210)
Net cash provided by (used in) operating activities	3,104	(3,911)	(32,718)
Cash flows from investing activities
Change in restricted cash	2,000	2,500	(4,500)
Sales of short term investments	—	—	31,061
Purchase of property and equipment	(15,531)	(8,404)	(6,200)
Purchase of intangible assets	(365)	—	—
Notes receivable from related parties	(60)	—	—
Repayment of notes receivable from related parties	4,133	421	13
Net cash (used in) provided by investing activities	(9,823)	(5,483)	20,374

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended
	December 31,
	2014	2013	2012
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	69,702	—	—
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	30,950	—	—
Proceeds from short swing profits	14	—	—
Proceeds from borrowings under credit agreement	5,000	5,000	—
Repayments under credit agreement	(10,000)	—	—
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	—	29,901	—
Proceeds from the issuance of common stock, net of issuance costs	—	—	116
Issuance of convertible note payable	—	—	23,133
Payments of initial public offering costs	—	(551)	—
Payment of contingent consideration	—	(428)	—
Repurchase of common stock	—	(1,000)	(1,648)
Repurchase of vested common stock option awards	—	(2,000)	—
Proceeds from exercise of common stock options	5,851	229	313
Taxes paid related to net share settlement of equity awards	(539)	—	—
Proceeds from exercise of warrants	9,461	—	637
Net cash provided by financing activities	110,439	31,151	22,551
Net increase in cash and cash equivalents	103,720	21,757	10,207
Cash and cash equivalents at beginning of period	43,819	22,062	11,855
Cash and cash equivalents at end of period	$147,539	$43,819	$22,062
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$139	$64	$—
Income taxes	20	—	—
Supplemental disclosures of non-cash activities
Conversion of Series A convertible preferred stock in connection with initial public offering	29,224	—	—
Initial public offering costs paid in the prior year	551	—	—
Issuance of common stock in settlement of liability	—	—	850
Issuance of common stock in lieu of cash bonus	—	—	626
Conversion of convertible note payable and accrued interest to common stock	—	25,447	—
Contingently redeemable common stock	—	—	(1,000)
Beneficial conversion feature related to convertible notes payable, net of tax	—	—	1,618
Deferred offering costs included in accounts payable and accrued expenses	—	1,143	—
Tenant incentive for purchase of leasehold improvements	—	519	—
Stock-based compensation capitalized for software development	1,249	540	214
Recognition of leased facility asset and lease financing obligation	6,591	—	—
Accrued offering costs included in accounts payable and accrued expenses	(188)	—	—
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	795	109	—

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

TrueCar, Inc. (“TrueCar”) is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar.com, Inc. and ALG, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG”. TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.

TrueCar has established an intelligent, data driven platform that allows users to obtain market based pricing data on new and used cars and to connect with TrueCar’s network of Certified Dealers. TrueCar’s platform operates on a common technology infrastructure, powered by proprietary data and analytics. Users access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provide discounts to its members.

ALG provides data and consulting services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. ALG also obtains automobile purchase data from a variety of sources and uses this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information.

Reverse Stock Split

The Company’s board of directors and stockholders approved a 2-for-3 reverse split of its common stock and its Series A convertible preferred stock, or preferred stock, which was effected on May 2, 2014. All share data and per share data, and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split of its common stock and preferred stock.

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

Follow-on Public Offering

In November 2014, the Company completed a follow-on public offering in which the Company sold 1,960,390 shares of common stock and selling stockholders sold 5,402,601 shares at a price of $17.00 per share. The Company received net proceeds of $30.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares. The Company did not receive any proceeds from the sale of shares by selling stockholders.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications were not material to the financial statements.

Revision of Prior Period Amounts

During the preparation of the Company’s 2014 consolidated financial statements, the Company identified and corrected immaterial errors in its prior period disclosures of related party accounts receivables, accounts payable and accrued expenses. The parenthetical information within the consolidated balance sheet at December 31, 2013 and Note 13 presented herein have been revised to reflect the correction of this error. The results of this correction were an increase to related party accounts receivables, accounts payable and accrued expenses of $0.3 million, $2.8 million and $0.5 million, respectively, at December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TrueCar and its wholly owned subsidiaries. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, fair value of the capitalized facility lease, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the the valuation of its capitalized facility lease, fair values of assets and liabilities assumed in business combinations, and in periods prior to the Company’s initial public offering, valuation of common stock.

Segments

The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, the President, and the Chief Financial Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and data and other revenue (Note 14). All of the Company’s principal operations, decision-making functions and assets are located in the United States.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities or funds.
•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value Methods

Fair value is based on quoted market prices, if available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independently sourced market parameters as inputs.

For financial instruments measured at fair value, the following section describes the valuation methodologies, key inputs and significant assumptions.

Cash equivalents, consisting primarily of money market instruments and debt securities represent highly liquid investments with maturities of three months or less at purchase. Generally, market prices are used to determine the fair value of money market instruments and debt securities.

The carrying amounts of cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these items. The fair value of the Company’s revolving line of credit approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2014, 2013, and 2012, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Contingent Consideration Liability

The Company recorded a contingent consideration liability upon the acquisition of American Transportation Marketing Group, LTD (operating as Carperks) in 2011. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration used assumptions the Company believed would be made by a market participant. The Company assessed these estimates on an on-going basis as additional data impacting the assumptions was obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates were recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the probability adjusted discounted cash flow method. The significant unobservable inputs used in the fair value measurement of contingent consideration were (i) probability of achieving the sales milestone, (ii) period in which the milestone was expected to be achieved, and (iii) discount rates. At December 31, 2012, it was determined to be probable that the Company would achieve the sales milestone as included in the Carperks purchase agreement. This resulted in the recognition of an obligation of $1.8 million at December 31, 2012. The change in the fair value of contingent consideration liability during the year ended December 31, 2012, primarily related to a significant increase in the probability of achieving the milestone as a result of the Company amending the original agreement to extend the time permitted to achieve the milestone. The Company paid Carperks approximately $1.9 million through December 31, 2013 as the sales milestone was achieved during 2013.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2014		At December 31, 2013
		Total Fair		Total Fair
	Level 1	Value	Level 1	Value
Cash equivalents	$145,284	$145,284	$7,726	$7,726
Total Assets	$145,284	$145,284	$7,726	$7,726

The Company did not have any Level 2 or Level 3 assets as of December 31, 2014 or 2013 and there were no liabilities measured at fair value as of December 31, 2014 or 2013.

The following table summarizes the changes in Level 3 financial instruments during the years ended December 31, 2012 and 2013.

Contingent
Consideration
Fair value at December 31, 2011	$428
Changes in fair value	1,370
Fair value at December 31, 2012	$1,798
Changes in fair value	95
Payments on contingent consideration	(1,893)
Fair value at December 31, 2013	$—

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company, at times, maintains cash balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. The Company places its cash and cash equivalents with high credit quality financial institutions.

Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2014 and 2013.

The Company’s single largest source of unique visitors to its Auto Buying Programs comes from its affinity group marketing partner relationship with United Services Automobile Association (“USAA”), a related party (Note 13). Changes in the Company’s relationship with USAA and its promotion and marketing of the Company’s Auto Buying Programs may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.

Restricted Cash

Restricted cash at December 31, 2013 represents cash on deposit with a financial institution which served as collateral under an Automotive Website Program Partnership Agreement with Yahoo! (Note 8). The restriction on the cash lapsed in conjunction with the expiration of the credit agreement on September 29, 2014.

Accounts Receivable, Allowance for Doubtful Accounts, and Sales Allowances

The Company extends credit in the normal course of business to its customers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable.

Accounts receivable are recorded based on the amount due from the customer and do not bear interest. The Company reduces accounts receivable by sales allowances and allowance for doubtful accounts.

The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its network of dealers. Sales allowances relate primarily to credits issued where a dealer claims that an introduction was previously identified by the dealer from a source other than the Company. While contractually obligated to pay the invoice, the Company may issue a credit against the invoice to maintain overall dealer relations. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments and credits and ultimate losses may vary from actual results which could be material to the financial statements; however, to date, actual sales allowances have been materially consistent with the Company’s estimates.

The Company determines its allowance for doubtful accounts based on its historical write-off experience and when specific circumstances make it likely that recovery will not occur. The Company reviews the allowance for doubtful accounts each reporting period and assesses the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when the Company determines that it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Allowances, at beginning of period	$2,184	$1,621	$2,369
Charged as a reduction of revenue	4,797	6,985	6,898
Charged to bad debt expense in general and administrative expenses	373	153	668
Write-offs, net of recoveries	(5,285)	(6,575)	(8,314)
Allowances, at end of period	$2,069	$2,184	$1,621

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software, five years for furniture and equipment, and over the shorter of lease term or useful life of the assets for leasehold improvements. Buildings are depreciated over a useful life of forty years. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.

Build-to-Suit Leases

The Company establishes assets and liabilities for the fair value of the building and estimated construction costs  incurred under lease arrangements when it is considered the owner (for accounting purposes only), or build-to-suit leases, to the extent it is involved in the construction of structural improvements or takes on construction risk. Upon completion of construction of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance, and if so, the leased facility and lease financing obligation are removed from the balance sheet. If the Company does not qualify for sale-leaseback accounting, then the facilities are accounted for as financing leases.

Software and Website Development Costs

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Computer software development costs and website development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include employee related expenses, including salaries, bonuses, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the consolidated balance sheets.

The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications.

Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.

Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2014 and 2013, capitalized software costs were $29.7 million and $16.2 million, respectively, before accumulated amortization of $11.9 million and $6.4 million, respectively. During 2014 and 2013, the Company wrote off capitalized software costs that were no longer in use of $0.3 million and $1.6 million, respectively, and accumulated amortization of $0.1 million and $0.9 million, respectively, which resulted in an acceleration of amortization of $0.2 million and $0.7 million, respectively.

Expected amortization expense with respect to capitalized software costs at December 31, 2014 for each of the three years through December 31, 2017 is as follows (in thousands):

Years ended December 31,
2015	8,043
2016	6,238
2017	3,477
Total amortization expense	$17,758

Intangible Assets Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: trade names, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for trade names, customer relationships, and technology are generally, one to fifteen years, five to ten years, and three to ten years, respectively.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2014, 2013 and 2012, there were no impairment charges recorded on the Company’s long-lived assets.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the Company’s overall business strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

The Company assesses goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. Otherwise, the Company is required to perform the first of a two-step impairment test.

The first step involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company tests for goodwill impairment annually at December 31. During the years ended December 31, 2014, 2013 and 2012, there were no impairment charges recorded on goodwill. The Company’s qualitative goodwill assessment at December 31, 2014 concluded there was no impairment based on a number of factors considered, including the improvement in key operating metrics over the prior year, the value of the Company’s common stock, overall strength of the automotive industry and general economy, and continued execution against the Company’s overall strategic objectives.

Revenue Recognition

The Company recognizes revenue, net of sales allowances, when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. Deferred revenue is recognized on the accompanying consolidated balance sheets when payments are received in advance of the Company meeting all of the revenue recognition criteria described above. The Company recorded deferred revenue (included in other accrued expenses) of $0.5 million and $0.4 million at December 31, 2014 and 2013, respectively.

Transaction Revenues

Auto Buying Program Revenues

Revenues consist of fees paid by dealers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees either on a per-vehicle basis for sales to Auto Buying Program users or in the form of a subscription arrangement.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes revenue for fee arrangements based on a per-vehicle basis when the vehicle sale has occurred between the Auto Buying Program user and the Dealer. Under the contractual terms and conditions of arrangements with its network of participating TrueCar Certified Dealers, the dealer is required to pay the Company upon the sale of a vehicle to an Auto Buying Program user that has been provided to the dealer by the Company. Recognition of revenue from the sale is not contingent upon verification or acceptance of the transaction by the dealer.

Upon a user deciding to proceed with the user’s vehicle purchase through the Company, the user provides his or her name, address, e-mail, and a phone number during the process of obtaining a Guaranteed Savings Certificate, which gives the Company the identity and source of a TrueCar introduction provided to a specific dealer prior to an actual sale occurring. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, via the Dealer Management System used by the dealer that made the sale. The Company also receives information regarding vehicle sales from a variety of data sources, including third party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as a means to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.

The Company also recognizes revenue from dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to three months and are cancellable by the dealer or the Company at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of the Company’s platform by the dealer. For flat rate subscription arrangements, the Company recognizes the fees as revenue over the subscription period on a straight line basis which corresponds to the period that the Company is providing the dealer access to the Auto Buying Program. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, the Company recognizes revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through the Auto Buying Program during the subscription period multiplied by the contracted price-per-sale/introduction or (ii) the straight-line of the subscription fee over the period over which the services are delivered.

OEM Incentives

The Company enters into arrangements with automobile manufacturers (“OEM”) to promote the sale of their vehicles through the offering of additional consumer incentives to members of the Company’s affinity group marketing partners. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive and the Company recognizes as revenue the per-vehicle incentive fee at the time the sale of the vehicle has occurred between the Auto Buying Program user and the dealer.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Data and Other Revenues

Data and Other Services

Revenues are generated from the sale of lease residual value data for new and used leased automobiles, guidebooks, and consulting services. Sales are principally made to vehicle manufacturers, vehicle financing companies, investment banks, automobile dealers, and insurance companies. Data and consulting services customers typically prepay annually in the form of a subscription agreement for lease residual value data and guidebooks.

Data and consulting services sales arrangements may include multiple deliverables, such as sale of lease residual data from guidebooks and consulting services. For multiple deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the customer on a standalone basis and performance is considered probable and substantially in its control. Data and consulting services can be sold both on a standalone basis or as part of multiple deliverable arrangements. The deliverables constitute separate units of accounting because the deliverables have standalone value to the customer and as such, the total arrangement consideration is allocated to each unit of accounting using the relative selling price hierarchy. This hierarchy requires the selling price of each deliverable in a multiple deliverable revenue arrangement to be based on, in descending order: (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence of selling price, or TPE, or (iii) management’s best estimated selling price, or BESP.

The Company cannot establish VSOE or TPE because the deliverables are not sold separately within a sufficiently narrow price range or third party pricing for comparable services is not available; therefore, it applies judgment to determine BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. The determination of BESP requires the Company to make significant estimates and judgments and the Company considers numerous factors in this determination, including the nature of the deliverables, market conditions and the competitive landscape, internal costs, and its pricing and discounting practices. The Company updates its estimates of BESP on a periodic basis as events and as circumstances may require.

Revenue allocated to each element from the sale of lease residual value data, guidebooks, and consulting services is recognized when the basic recognition criteria are met for each element. Sales attributed to residual value data and guidebooks are recognized when the data or guidebooks are delivered, and consulting services are recognized when the project is completed.

Lead Referral Fees

Lead referral fees revenues consist of fees earned through an online process that refers consumers to out-of-network auto dealers for new and used vehicles when the Company is unable to identify a dealer with a vehicle in the Company’s dealer network for which a prospective car buyer is searching. Fees are recognized at the time the lead referral is transmitted to, and accepted by, the lead-buying entities and are not contingent on the sale of a vehicle. The Company is not a party to the arrangement with, and is not the primary obligor to, the lead-buyer’s dealer; accordingly, revenue is recognized for the net fee received for the lead from the lead-buyer.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to the Company’s customers. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statement of comprehensive loss.

Sales and Marketing

Sales and marketing expenses consist primarily of: television and radio advertising; affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, and stock-based compensation expenses; third-party contractor fees; and allocated overhead. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them.

Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $58.1 million, $27.5 million, and $36.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the $36.5 million of marketing and advertising expenses for the year ended December 31, 2012 is $20.0 million for a guaranteed minimum number of unique visitors under an agreement with Yahoo! (Note 7). Prepaid expenses include prepaid media costs of $2.3 million and $1.5 million at December 31, 2014 and 2013, respectively.

Technology and Development

Technology and development expenses consist primarily of employee related expenses for technology and development staff, including salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Technology and development expenses are expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of employee related expenses for administrative, legal, finance, and human resource staffs, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead.

Stock-Based Compensation

The Company recognizes stock-based compensation expense related to employee stock option, restricted stock awards, and restricted stock units based on the fair value of the awards on the grant date in accordance with the relevant standards. The Company estimates the grant date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards which are recognized using the graded-vesting model.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Compensation expense for non-employee stock-based awards is recognized in accordance with FASB ASC 505, Equity — Equity-Based Payments to Non-Employees. Under this standard, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The Company records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value until the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached, which is generally when the stock option vests.

For issuances of restricted stock awards or restricted stock units, the Company determines the fair value of the award based on the market value of its common stock at the date of grant.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The Company determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision in the accompanying statements of comprehensive loss.

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and consists of net loss and unrealized gains on marketable securities.

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

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In August 2014, the FASB issued new guidance requiring management to assess an entity’s ability to continue as a going concern. Specifically, the new guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued new guidance for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The new guidance is effective for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued new guidance related to pushdown accounting which allows for an election of the option to apply pushdown accounting to the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The new guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of the guidance did not have an impact on the Company’s financial statements.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment, net

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Computer equipment, software, and internally developed software	$37,110	$22,517
Furniture and fixtures	2,335	1,654
Leasehold improvements	4,611	2,921
Capitalized facility lease	6,599	—
	50,655	27,092
Less: Accumulated depreciation	(19,924)	(11,854)
Total property and equipment, net	$30,731	$15,238

The Company is considered the owner, for accounting purposes only, during the construction period of its San Francisco, California office lease as it has taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the Company has capitalized the estimated fair value of the lease property and recognized a corresponding lease financing obligation of approximately $6.6 million, of which $0.5 million is included in the accrued expenses and other current liabilities balance. As construction costs are incurred, the Company will recognize an increase in capitalized facility lease for costs related to structural improvements. Normal leasehold improvements related to the facility are recorded in leasehold improvements in the table above.

Included in the table above are property and equipment of $8.1 million and $0.4 million as of December 31, 2014 and 2013, respectively, which are capitalizable, but had not yet been placed in service. The $8.1 million balance at December 31, 2014 comprised primarily of the capitalized facility lease of $6.6 million.

Total depreciation and amortization expense of property and equipment was $8.9 million, $5.6 million and $6.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Amortization of internal use capitalized software development costs was $5.7 million, $3.8 million and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

4. Intangible Assets

Intangible assets consisted of the following at December 31, 2014 and December 31, 2013 (in thousands, except years):

	At December 31, 2014
				Weighted
	Gross Carrying	Accumulated	Net Carrying	average useful
	Value	amortization	Value	life in years
Acquired technology and domain name	$31,090	$(10,788)	$20,302	9.70
Customer relationships	6,300	(2,491)	3,809	8.97
Tradenames	4,900	(1,062)	3,838	15.00
Total	$42,290	$(14,341)	$27,949	10.20

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

	At December 31, 2013
				Weighted
	Gross Carrying	Accumulated	Net Carrying	average useful
	Value	amortization	Value	life in years
Acquired technology and domain name	$30,725	$(7,624)	$23,101	9.75
Customer relationships	6,300	(1,732)	4,568	8.97
Tradenames	4,970	(805)	4,165	14.80
Total	$41,995	$(10,161)	$31,834	10.23

For the year ended December 31, 2014, the increase in the gross intangible assets balance was primarily due to the purchase of the True.com domain name for $0.4 million.

Amortization expense by asset type for the years ended December 31, 2014, 2013, and 2012 is shown below (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Acquired technology and domain name	$3,164	$3,318	$3,343
Customer relationships	760	760	760
Trade names	327	327	373
Total amortization	$4,251	$4,405	$4,476

Expected amortization expense with respect to intangible assets at December 31, 2014 for each of the five years through December 31, 2019 and thereafter is as follows (in thousands):

Years ended December 31,
2015	$4,134
2016	4,041
2017	3,862
2018	3,861
2019	3,791
Thereafter	8,260
Total amortization expense	$27,949

5. Debt Financing

On May 8, 2012, the Company received cash proceeds of $23.1 million by issuing subordinated secured convertible promissory notes to investors. The convertible promissory notes bore interest at 10% per annum and were due on May 7, 2013. Principal and interest under the notes was due at maturity, unless earlier converted into shares of the Company’s common stock.

Principal and accrued interest under the promissory notes was automatically convertible into shares of the Company’s common stock issued and sold at the Company’s next financing yielding gross proceeds of at least $25.0 million (the “Qualified Financing”). The conversion price upon automatic conversion was equivalent to the lower of 85% of the price per share paid by the purchasers in the Qualified Financing or $12.08 per share. Principal and accrued interest under the promissory notes was convertible at the option of the holders if a change in control or an initial public offering occurred prior to the maturity date of the note. The conversion price per share was equivalent to the greater of 85% of the price per share as reflected in the change in control or initial public offering, or $7.95 per share.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Principal and accrued interest under the promissory notes was convertible at the option of the holders if a Qualified Financing, change in control or initial public offering did not occur prior to maturity, at a price per share of $7.16.

As the convertible promissory notes allowed the holders to convert the notes at a price less than the estimated fair value of the Company’s common stock on the date of issuance, the notes contained a beneficial conversion feature (“BCF”). The BCF was valued on the issuance date of the notes as the difference between the fair value of the Company’s common stock and the conversion price of $7.16 per share multiplied by the number of shares that the notes were convertible into. The Company recorded the BCF of $2.7 million as a discount on the notes and an adjustment to additional paid-in capital. The discount was amortized as additional interest expense over the period of the notes using the effective interest method.

For the year ended December 31, 2012, the Company recorded interest expense of $1.5 million and amortization of debt discount of $1.8 million, which increased the face of the amount of the notes.

For the year ended December 31, 2013, the Company recorded interest expense of $0.8 million and amortization of debt discount of $0.9 million.

In May 2013, the holders of the secured convertible promissory notes converted all the principal and interest on the notes to 3,556,412 shares of common stock at a conversion price of $7.16 per share.

6. Credit Facility

June 2013 Amended Credit Facility

On June 13, 2013, the Company entered into a second amended and restated loan and security agreement (“Second Amended Credit Facility”) with a financial institution with which the Company had previous credit arrangements. The Second Amended Credit Facility provided for advances under a formula-based revolving line of credit and pledged substantially all of the Company’s assets as collateral. The revolving line of credit provided advances equal to 80% of eligible accounts receivable and was subject to sub-limits, as defined, for letters of credit, foreign exchange, and cash management services provided by the financial institution. The credit facility restricted the Company’s ability to pay dividends. In addition, the Company entered into a warrant agreement that allowed the financial institution to purchase 26,666 shares of the Company’s common stock at an exercise price of $7.92 per share if the Company drew on the credit facility at any time after the issuance date. If at any time, the advances to the Company in aggregate principal amount were greater than $4.0 million, the number of shares would increase to 66,666. On August 29, 2013, the Company drew down $5.0 million on the credit facility, triggering warrants to purchase up to 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share to be issued to the financial institution. For the year ended December 31, 2013, the Company recorded a debt discount of $0.4 million related to the warrants issued.

The revolving line bore interest at a floating per annum rate equal to the bank's prime rate plus an applicable margin based on the Company's liquidity defined as unrestricted cash plus amounts available under the credit facility. If the Company's liquidity was i) less than $10 million, the applicable margin was 1.75%, ii) if the Company's liquidity was equal to or greater than $10 million but less than $20 million, the applicable margin was 0.5%, iii) if the Company's liquidity was greater than or equal to $20 million, the applicable margin is 0.0%. The line of credit agreement required the Company to make monthly interest payments on the outstanding principal. The credit facility contained acceleration clauses that could accelerate any borrowings in the event of default. All unpaid principal was due at maturity, which was June 13, 2014.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The maximum amount available under the line of credit was $12.0 million, of which $6.9 million was available at December 31, 2013. The Company repaid all amounts outstanding in May 2014.

The carrying value of the Company’s debt, before discount, approximated fair value. The carrying amount of the Company’s outstanding debt at December 31, 2013 is summarized as follows (in thousands):

December 31,
2013
Revolving line of credit	$5,000
Debt discount, net of accumulated accretion	(236)
Total carrying value	$4,764

August 2014 Amendment to the Second Amended Credit Facility

In August 2014, the Company entered into a third amendment to the Second Amended Credit Facility with the same financial institution, effective as of June 13, 2014, that provided for advances of up to $25.0 million under a formula-based revolving line of credit that expires on June 13, 2016.

This amended credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, was greater than or equal to $1.00 (ii) LIBOR plus 3.75% if net cash, as defined, was less than $1.00, (iii) the bank’s prime rate if net cash was greater than or equal to $1.00, or (iv) the bank’s prime rate plus 1.5% if net cash was less than $1.00. The Company could select whether its borrowings would fall under a LIBOR or prime rate interest rate and also committed to pay an annual commitment fee of $50,000 to the financial institution.

This amended credit facility also required the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each month during periods when the Company had drawn down at least 75% of the lesser of the Borrowing Base or $25.0 million. The credit facility required the Company to pledge substantially all of its assets as collateral and contained acceleration clauses that could accelerate any borrowings in the event of default. The credit facility restricted the Company’s ability to pay dividends. At December 31, 2014, the Company was in compliance with the financial covenants.

In September 2014, the Company borrowed $5.0 million under this amended credit facility. In December 2014, the Company repaid all amounts then outstanding. At December 31, 2014, the Company had no outstanding amounts under the credit facility and the amount available was $15.1 million.

February 2015 Amended Credit Facility

In February 2015, the Company further amended its credit facility and entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with the same financial institution, effective as of February 18, 2015, for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.

This amended credit facility bears interest, at the Company’s option, at either (i) the prime rate published by The Wall Street Journal, plus a spread of -0.25% to 0.50%, or (ii) a LIBOR rate determined in accordance with the terms of the credit facility, plus a spread of 1.75% to 2.50%. In each case, the spread is based on the Company’s adjusted quick ratio, which is a ratio of the Company’s cash and cash equivalents plus net billed accounts receivable to current liabilities plus all borrowings under the credit facility.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period, as defined in the Third Amended Credit Facility, for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.0% to 0.20% per annum based on the Company’s adjusted quick ratio.

This amended credit facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA minus cash income taxes to our cash interest payments plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends.

The Company’s future material domestic subsidiaries are required, upon the lender’s request, to become co-borrowers under the credit facility. The credit facility contains acceleration clauses that accelerate any borrowings in the event of default. The obligations of the Company and its future material domestic subsidiaries are collateralized by substantially all of their respective assets, subject to certain exceptions and limitations.

7. Commitments and Contingencies

Office Lease Commitments

At December 31, 2014, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2029.

At December 31, 2014, future minimum payments for obligations under non-cancellable lease obligations are as follows (in thousands):

Years ended December 31,
2015	$5,344
2016	5,904
2017	5,391
2018	5,513
2019	5,454
Thereafter	31,455
Total minimum lease payments	$59,061

The Company recorded rent expense of $2.8 million, $2.7 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In connection with one of the Company’s office facilities leases, the Company was required to obtain an irrevocable standby letter of credit, in the amount of $0.5 million for the benefit of its landlord. This letter of credit was posted by the financial institution which provides the Credit Facility (Note 6).

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

San Francisco Office Lease

In May 2014, the Company entered into a new facility lease (the “Lease”) in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over the next 10 years, beginning August 1, 2014 of $7.0 million. The remaining future minimum lease commitments as of December 31, 2014 are included in the table above. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.

The Company has concluded that it is deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property and a corresponding liability in property and equipment and lease financing obligation, respectively, on the Company’s consolidated balance sheets. The Company recognizes an increase in the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord.

Upon completion of the construction, which is estimated to be completed during the first quarter of 2015, the Company will retain the fair value of the San Francisco Office lease property and the obligation on its balance sheet as it does not qualify for sales and leaseback accounting due to requirements to maintain collateral in the lease. The Company will record the rent payments as a reduction of the lease financing obligation and imputed interest expense and ground rent as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.

Santa Monica Office Lease

In July 2014, the Company entered into a new facility lease in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over the next fifteen years, beginning in January 2015, of $36.0 million, which are included in the future minimum lease payments table above. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

The Company took possession of the facility in January 2015 and is currently evaluating the improvement plans to determine if it will be the deemed owners during the construction period for accounting purposes. The Company expects to begin construction during the second quarter of 2015. To the extent the Company is deemed to be the owner during the construction period, the Company would be required to record a leased asset and corresponding lease obligation on its consolidated balance sheets.

Automotive Website Program Partnership Agreement

On October 19, 2011, the Company entered into an agreement with Yahoo! Inc., or Yahoo!. Under the agreement, the Company agreed to host Yahoo!’s Auto Buying Program and pay a minimum of $50.0 million annually beginning January 1, 2012 for a period of three years, in exchange for a guarantee by Yahoo! of the delivery of specified quantities of unique visitors and users to the Auto Buying Program. On October 19, 2011, the Company paid a deposit of $10.0 million to Yahoo! and on January 17, 2012 provided a standby letter of credit of $15.0 million that guaranteed the Company’s performance under the agreement.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

On June 29, 2012, the Company and Yahoo! modified the Automotive Website Program Partnership Agreement, significantly reducing the Company’s obligations under the agreement. The modification eliminated the annual minimum guarantee of $50.0 million and provided that the Company pay Yahoo! a marketing fee based on future vehicle sales generated through the automotive site. The Company agreed to pay Yahoo! $20.0 million for the visitors and users it provided through the date of the terminated agreement via the use of the $10.0 million deposit originally held by Yahoo!, with the remaining balance payable in installments over a period of nine months, and was paid in full in February of 2013.

In addition, the June 29, 2012 modification provided for an immediate reduction of the standby letter of credit required under the agreement from $15.0 million to $10.0 million and a further reduction each month of $1.1 million, to reduce the standby letter of credit to $2.0 million as the Company made installment payments on the $20.0 million settlement amount. The Company was required to maintain restricted cash equal to the amount of the standby letter of credit. At December 31, 2012 the standby letter of credit outstanding totaled $4.5 million. The standby letter of credit was reduced to $2.0 million in April 2013 and reduced to zero in September 2014, the expiration date of the standby letter of credit agreement.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, other than as described below.

The Company filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) on August 9, 2013 in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the “True Price” mark. The Company is seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. As the case is currently in the discovery phase, the future outcome is not reasonably determinable as of the date of issuance of the audited consolidated financial statements for the year ended December 31, 2014.

On Monday, March 9, 2015, the Company was named as a defendant in a lawsuit filed in the United States District Court in the Southern District of New York. The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. While the Company has not yet been formally served with the complaint and continues to evaluate the claims, it believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome, or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no amounts have been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Employment Contracts

The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations. In addition, upon the consummation of the IPO, certain executives earned liquidity bonuses totaling $2.6 million, which were recorded in sales and marketing and general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2014.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At December 31, 2014 and 2013 the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

Marketing Sponsorships

The Company has entered into marketing sponsorship agreements with professional sporting affiliations. At December 31, 2014, the sponsorship agreements require future commitments of $0.8 million payable in 2015.

Software Subscription License Agreement

In August 2014, the Company entered into an agreement to purchase a perpetual software subscription license totaling $4.9 million, which was fully paid in the third quarter of 2014. In addition to the software license agreement, the Company purchased a support services package for a three year term totaling $2.4 million payable quarterly. The remaining future commitments for the support services package at December 31, 2014 are included in the purchase obligations table below.

Purchase Obligations

At December 31, 2014, the Company had the following purchase obligations (in thousands):

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Purchase obligations	$7,252	$3,298	$3,954	$—	$—

Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2014. Purchase obligations exclude agreements that are cancelable without penalty.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stockholders’ Equity

Series A Preferred Stock

At December 31, 2012, the Company was authorized to issue 147.0 million shares of common stock. In November 2013, the Company increased the number of authorized shares of common stock to 150.0 million shares. Additionally, the Company authorized the issuance of 4.5 million shares of preferred stock, designated as Series A Preferred Stock (“Series A”).

In November 2013, the Company sold an aggregate of 2,857,143 shares of Series A and warrants to purchase 666,666 shares of common stock at an exercise price of $15.00 per share to Vulcan Capital Growth Equity LLC (“Vulcan”), in a private placement at a price of $10.50 per share, for an aggregate purchase price of $30.0 million. The Series A contained certain liquidation preferences, which are considered contingent redemption provisions and as a result, the Series A is reflected in the mezzanine section of the consolidated balance sheet at December 31, 2013.

In May 2014, immediately prior to the completion of the Company’s IPO, all of the outstanding shares of Series A preferred stock automatically converted into 2,857,143 shares of common stock on a one-to-one basis.

Stock Repurchases

During the year ended December 31, 2013, the Company repurchased a total of 112,422 shares of common stock at a price of $8.90 per share for an aggregate amount of $1.0 million in cash. All shares were repurchased from the Company’s CEO in December 2013 in connection with his executed employment agreement. Pursuant to the employment agreement, the Company’s CEO was provided the right to sell $1.0 million shares of common stock that were vested for at least six months to the Company during December 2013 at the fair value per share at the time of sale upon certain performance conditions being met. The repurchased shares were retired and have been recorded as a reduction of common stock and additional paid-in capital.

During the year ended December 31, 2012, the Company repurchased a total of 265,274 shares of common stock at an average price of $6.21 per share for an aggregate amount of $1.7 million in cash. Of the 265,274 shares of common stock repurchased, 110,278 shares were repurchased from the Company’s CEO in September 2012; 24,916 shares of common stock were repurchased from a former employee in accordance with a severance agreement in October 2012, and 130,080 shares of common stock were repurchased in connection with an executed employment agreement with its CEO. Pursuant to an employment agreement, the Company’s CEO was also provided the right to sell $1.0 million shares of common stock that were vested for at least six months to the Company during December 2012 at the fair value per share at the time of the sale. On December 28, 2012, the Company repurchased 130,080 shares at a price of $8.00 in connection with this agreement. All repurchased shares were retired and have been recorded as a reduction of common stock and additional paid-in capital.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Warrants to Purchase Preferred Stock and Common Stock

From 2005 to 2008, the Company issued warrants to purchase various classes of preferred stock totaling 412,222 shares. These warrants were immediately exercisable, in whole or in part at exercise prices of $1.53 and $1.80 per share. The expiration date of the warrants ranged from April 2012 to September 2014. In 2011, the Company’s issued and outstanding convertible preferred stock was converted into shares of common stock. Simultaneously, the holders of convertible preferred stock warrants automatically converted their warrants into warrants to purchase shares of common stock. Accordingly, the Company recorded an adjustment to reclassify the then fair value of $2.6 million of the convertible preferred stock warrant liability to additional paid-in capital. During the year ended December 31, 2012, warrants to purchase 353,856 shares were exercised at an exercise price of $1.80 per share. During the year ended December 31, 2013, warrants to purchase 21,093 shares were exercised at an exercise price of $1.53 per share. During the year ended December 31, 2014, warrants to purchase 32,222 shares were exercised at an exercise price of $1.53 per share through a net settlement election, in which the Company issued 28,555 shares of its common stock. At December 31, 2014 there were no warrants outstanding. At December 31, 2013, warrants to purchase 32,222 shares of common stock at an exercise price of $1.53 per share were outstanding.

Warrants Issued to USAA

On March 12, 2009, June 25, 2010, January 1, 2012, and May 1, 2014 the Company entered into agreements with USAA, an affinity partner and significant stockholder of the Company, which provided for the issuance of warrants to purchase shares of the Company’s common stock upon achievement of minimum performance milestones based on the level of vehicle sales. The warrants were issued to USAA in exchange for marketing services performed by USAA under the Company’s affinity group marketing program. The purpose of the marketing services performed by USAA is to create awareness of, acquire traffic for, and drive users to, the Company’s auto buying platforms. For that reason expense recognized related to warrants issued to USAA is recorded as sales and marketing expense in the Company’s consolidated statements of comprehensive loss.

On November 24, 2009, the minimum performance milestones related to the March 12, 2009 agreement were reached and a fully vested warrant was issued by the Company which allows for the purchase of up to 961,482 shares of common stock at $0.83 per share. These warrants were outstanding at December 31, 2012 and 2013.

On June 25, 2010, an additional warrant to purchase up to 1,653,333 shares of the Company’s common stock at $2.12 per share was issued to USAA. The warrant became exercisable based on the achievement of performance milestones based on the level of vehicle sales. During 2011, the performance milestones were fully achieved and the affinity partner received a warrant to purchase the full 1,653,333 shares of common stock. The warrant was fully vested at December 31, 2011. These warrants were outstanding at December 31, 2012 and 2013.

On January 1, 2012, the Company issued another warrant to USAA which allowed USAA to purchase up to 1,042,666 shares of the Company’s common stock at $7.95 per share if minimum performance milestones were reached. The warrant expired at the earlier of (i) eight (8) years from issuance, (ii) ninety (90) days after the expiration of the affinity-agreement with USAA, or (iii) immediately prior to the close of an initial public offering of the Company’s common stock.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

In May 2014, the Company and USAA agreed to an extension of the affinity group marketing agreement. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity group marketing program (Note 13).

For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $5.7 million, $1.1 million and $0.3 million related to warrants to purchase 631,449 shares, 415,349 shares and 31,201 shares of common stock that have been earned and are vested, respectively. In 2014, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: contractual life of 0.3 to 8.0 years, risk-free rate of 0.02% to 2.33% and volatility of 48.5% to 57.5%. In 2013, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: expected life of 2.0 to 2.9 years, risk-free rate of 0.29% to 0.52% and volatility of 47.4% to 52.8%. In 2012, the Company recorded the fair value of the warrants based on the following assumptions: expected life of 7.0 to 8.0 years, risk-free rate of 1.02% to 1.77% and volatility of 50.0% to 58.6%.

Warrants to purchase 3,265,168 shares of the Company’s common stock earned from agreements entered into prior to May 2014 were exercised in connection with the Company’s IPO in May 2014 for an aggregate purchase price of $9.5 million.

Warrants Issued to Third Party Marketing Firm

On February 25, 2011, the Company entered into a media and marketing services agreement with a direct marketing firm. Under the arrangement, the marketing firm will provide media purchasing, production, advertising, and marketing services in connection with the advertising and marketing of the Company’s services. In addition to cash consideration, the Company agreed to issue a warrant to the marketing firm to purchase up to 1,433,333 shares of the Company’s common stock at a price of $6.02 per share. All shares under the warrant agreement will become exercisable in accordance with the vesting schedule or termination by either party pursuant to the agreement in the event of a default, as defined. The warrant expires eight years from the issuance date and as of December 31, 2014, all warrants have been earned and issued to the marketing firm.

In 2014, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: expected life of 4.8 to 5.1 years, risk free rate of 1.51% to 1.70%, and volatility of 46.6% to 48.1%. In 2013, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: contractual life of 5.2 to 6.5 years, risk free rate of 0.63% to 1.81%, and volatility of 51.5% to 59.5%. In 2012, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: contractual life of 5.8 to 7.1 years, risk free rate of 0.62% to 1.39%, and volatility of 58.6% to 59.5%.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $2.3 million related to 343,665 warrants earned, $2.5 million related to 604,266 warrants earned, and $1.6 million related to 207,710 warrants earned, respectively. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Warrants Issued in Connection with Business Acquisitions

On April 29, 2011, in connection with the acquisition of Honk LLC, the Company issued a warrant for the purchase of 5,724 shares of the Company’s common stock at $0.01 per share. These warrants were fully vested and outstanding at December 31, 2013. Pursuant to the warrant agreement, warrants expire on the earlier of April 29, 2021 or upon a qualified liquidity event. In May 2014, in connection with the IPO, these warrants were exercised.

On October 1, 2011, in connection with the acquisition of ALG, the Company issued warrants to purchase 4,231,416 shares of common stock at an exercise of $7.95 per share. The warrants were valued at the acquisition date using the Black-Scholes option-pricing model with the following assumptions: contractual term of one year, expected volatility of 45%,  and risk-free rate of 0.19%. Common stock warrants in the amount of 4,231,416 at an exercise price of $7.95 per share were net exercised at December 31, 2012 for the total shares issued of 23,816.

Warrants Issued to Yahoo!

On April 12, 2012, the Company issued a warrant to Yahoo! in accordance with the Automotive Website Program Partnership agreement, to purchase up to 8,000,000 shares of the Company’s common stock, with shares vesting in 666,666 share increments on a quarterly basis over the period beginning January 1, 2012 through December 31, 2014. The exercise price of the warrants was $11.51 per share for warrant shares that vested during 2012, and would be at a price equal to the Company’s common stock per share fair value at December 31, 2012 and December 31, 2013 for 2013 and 2014, respectively. On June 29, 2012, the Automotive Website Program Partnership Agreement was modified and the unvested warrants to purchase an aggregate of 7,333,333 shares of common stock were cancelled. At the date of amendment, 666,666 of the warrants had vested. In 2012, the Company recorded the fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: expected life of 0.2 to 2.9 years, risk free rate of 0.06% to 0.50% and volatility of 50.9%. For the year ended December 31, 2012, the Company recognized expense of $0.1 million related to the 666,666 warrants earned. These warrants expired unexercised during 2012.

Warrants Issued to Financial Institution

On June 13, 2012, in connection with the execution of the amended credit facility (Note 6), the Company entered into a warrant agreement with a financial institution to purchase 26,666 shares of the Company’s common stock, at an exercise price of $11.51 per share if the Company draws on the credit facility at any time after the issuance date. If at any time, the advances to the Company in aggregate principal amount are greater than $4.0 million, the number of shares increases to 66,666. The warrants are immediately vested upon drawing on the line and expire on the earlier of June 13, 2022, or an acquisition of the Company consisting solely of cash and or marketable securities. The warrant is automatically net exercised on the expiration date, if the fair market value per share of the Company’s common stock at expiration date is greater than the warrant exercise price. On June 13, 2013 the Company entered into a second amendment and restated loan and security agreement which reduced the exercise price of the warrants to $7.92. On August 29, 2013, the Company drew down $5.0 million on the credit facility, triggering the issuance of warrants to purchase 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share. In 2013, the Company recorded the relative fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: life of 10 years, risk free rate of 2.78% and volatility of 64.8%. For the year ended December 31, 2013, the Company recorded the fair value of the warrants to additional paid-in capital, offset by a debt discount, reducing the carrying value of the line of credit. The debt discount is amortized over the life of the loan as interest expense using the effective interest method.

In June 2014, warrants to purchase 66,666 shares of the Company’s common stock were exercised through a net settlement election. The Company issued 27,526 shares of its common stock to the financial institution.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Warrants Issued to Vulcan

In November 2013, in the Vulcan private placement, the Company issued to Vulcan a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires in November 2015. The Company allocated the $30.0 million aggregate proceeds from the issuance of Series A and the warrant based on their relative fair values. Approximately $0.7 million and $29.2 million were allocated to the warrant and Series A, respectively, net of issuance costs. The warrant is classified in equity and the relative fair value of the warrant was recorded as additional paid-in capital at December 31, 2013. The fair value of the warrant was based on the following assumptions using the Black-Scholes option-pricing model: expected life of 2 years, risk free rate of 0.31%, and volatility of 49.4%. The warrant remains outstanding as of December 31, 2014.

Warrants Issued to Service Provider

In May 2014, the Company entered into a consulting agreement with an individual to provide marketing services to the Company. The Company agreed to issue a warrant to the individual to purchase up to 333,333 shares of the Company’s common stock at a price of $12.81 per share. All shares under the warrant agreement will become exercisable in accordance with the vesting schedule over a four year period. The warrant expires five years from the issuance date or, if earlier, twelve months following the termination of the consulting agreement. For the year ended December 31, 2014, the Company recorded the fair value of the warrant based on the following assumptions using the Black-Scholes option-pricing model: contractual life of 4.4 to 5.0 years, risk free rate of 1.48% to 1.55%, and volatility of 54.8% to 56.8%.

For the year ended December 31, 2014, the Company recognized expense of $1.7 million, which has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss. At December 31, 2014, warrants earned under this agreement totaled 33,333 shares.

Other Equity Awards

In December 2012, pursuant to an amendment to the Company’s CEO’s employment agreement, the CEO was provided with the right to sell $1.0 million of common stock to the Company during December 2012 and December 2013, respectively, at the then fair value of the Company’s common stock. In the event of the repurchases of common stock by the Company, the CEO was also entitled to receive options to purchase the equivalent number of shares of common stock at the then fair value of common stock. The CEO exercised his right to have the Company repurchase 130,080 and 112,422 shares of common stock in December 2012 and 2013, respectively, and the Company subsequently issued the CEO options to purchase the equivalent number of shares of common stock at the fair value of common stock on the respective grant dates. The options associated with the December 2013 repurchase were contingently issuable based upon the achievement of certain performance conditions related to specified cash balances or adjusted earnings before interest, income taxes, depreciation and amortization during the allotted time period and continued service of the CEO. As the performance conditions were probable and the performance conditions were achieved during the year ended December 31, 2013, the Company recognized $0.2 million of compensation expense related to these awards. For the year ended December 31, 2014, the Company recognized $0.5 million of compensation expense related to these awards. At December 31, 2014, the Company expects to record additional estimated stock-based compensation expense of $0.5 million over a weighted-average period of 2.5 years related to both of the option awards.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Reserve for Unissued Shares of Common Stock

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s stock option plan.

The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2014 is as follows:

Number of Shares
Outstanding stock options	25,589,876
Outstanding restricted stock units	827,997
Outstanding common stock warrants	3,925,643
Additional shares available for grant under equity plan	1,123,732
Total	31,467,248

Exchange of shares for services

In March 2012, the Company entered into a common stock purchase agreement with a third party vendor that provided legal services to the Company. The common stock purchase agreement allowed the Company to enter into a Conversion Option Agreement (“Conversion Option”), which allowed the Company to pay 20% of its bill rendered for legal service in shares of the Company’s common stock at a price of $11.51 for $0.9 million of the lesser of (i) $11.51 per share, or (ii) the value, as of the 15th of each month during the term of the engagement, implied by the most recent equity financing consummated during the term of the engagement. On various dates throughout 2012, the Company exercised its Conversion Option and exchanged 73,883 shares of common stock of the Company at a price of $11.51 for $0.9 million of legal services rendered for the period ended December 31, 2012. The fair value of the shares exchanged during the year ended December 31, 2012 ranged from $7.92 to $9.75 resulting in a gain of $0.2 million on the transaction related to the issuance of these shares.

Shares issued for legal settlement

In November 2013, the Company entered into a fully executed settlement agreement with one of its marketing sponsorship partners. Pursuant to the settlement agreement, the Company paid $0.3 million in cash and issued 36,666 shares of common stock to the marketing sponsorship partner in November 2013 and recorded a total expense of $0.6 million.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Awards

The Company has three equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2005 Plan, 604,093 shares of common stock were reserved for the issuance of incentive or nonqualified stock options and stock purchase rights as of December 31, 2013. Under the 2008 Plan, there were no shares available for future issuance as of December 31, 2013. In connection with the Company’s IPO in May 2014, the 2005 Plan and the 2008 Plan were terminated. Upon the registration date in May 2014, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (i) 10,000,000 shares; (ii) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or, (iii) such other amount as determined by the Company’s Board of Directors. As of December 31, 2014, the total number of shares available under the 2014 Plan is 1,123,732 shares.

Under the 2014 Plan, the Company has the ability to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares. Stock options granted under the 2014 Plan must at least equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest monthly over a four year period and expire ten years from the date of grant. Restricted stock units generally vest quarterly over a four to five year period.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2014 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2013	18,363,144	$4.89	7.17
Granted	11,076,585	15.99
Exercised	(2,751,389)	2.15
Canceled/forfeited	(1,098,464)	9.66
Outstanding at December 31, 2014	25,589,876	$9.79	7.55	$365.0
Vested and expected to vest at December 31, 2014	24,572,090	$9.73	7.49	$353.0
Exercisable at December 31, 2014	18,291,866	$9.12	6.97	$281.5

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company's common stock of $22.90 on December 31, 2014.

At December 31, 2014 total remaining stock-based compensation expense for unvested option awards, including performance-based stock option awards, was $62.5 million, which is expected to be recognized over a weighted-average period of 2.79 years.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2014, 2013 and 2012 was $6.32, $4.79, and $4.83, respectively. The Company recorded stock-based compensation expense for stock option awards of $27.2 million, $8.9 million, and $9.4 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

The total intrinsic value of options exercised in 2014, 2013, and 2012 was $57.1 million, $0.6 million, and $2.9 million, respectively.

There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2014, 2013 and 2012.

From time to time, the Company grants stock options that contain performance conditions. During 2012, the Company granted certain executives stock options to purchase 166,665 shares of common stock at a weighted average exercise price of $11.51 per share. These awards contain performance conditions based on achieving certain revenue and earnings targets. During 2013, the Company granted stock options to purchase 1,765,875 shares of common stock at a weighted average exercise price was $8.85. Of the awards granted in 2013, 82,327 stock options granted vest upon achieving certain revenue and earnings targets and 1,683,548 shares which include a two-step performance and service vesting condition. The first step was based on achieving certain revenue and earnings targets, which were met at December 31, 2013. Stock options awarded vest over the 48 month requisite service period beginning on January 1, 2014. During 2014, the Company granted 2,776,114 stock options at a weighted average exercise price of $12.81, which include a two step performance and service vesting condition. The first step is based upon achieving certain revenue and earnings targets. Stock options eligible for time-based vesting are calculated based on the Company's performance against these metrics and vest over 48 months beginning February 1, 2015. Based on the achievement levels of the performance criteria, as of December 31, 2014, there are 2,241,796 outstanding stock options with a weighted average exercise price of $12.81 that are eligible for vesting over the requisite service period. Shares granted in excess of the achievement level will be forfeited and return to the 2014 Plan in the first quarter of 2015.

The grant date fair values of these awards for the years ended December 31, 2014, 2013, and 2012 were $20.1 million, $8.8 million, and $0.8 million, respectively, as determined using a Black-Scholes option-pricing model. The Company recognizes compensation cost for stock options with performance conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.

In March 2012, the board of directors authorized the modification of stock options which accelerated vesting of stock options to purchase 726,469 shares of common stock and extended the exercise period for all vested shares, including stock options to purchase 631,333 shares of common stock previously granted to a former executive. As a result of the modification, additional stock compensation expense of $4.5 million was recognized in 2012.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards

Activity in connection with restricted stock awards is as follows for the year ended December 31, 2014:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested — December 31, 2013	55,555	$3.56
Granted	—	—
Vested	(55,555)	3.56
Canceled/forfeited	—	—
Non-vested — December 31, 2014	—	$—

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.7 million and $3.7 million, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.2 million, $0.4 million, and $0.9 million, respectively, in compensation expense in connection with the vesting of shares of restricted stock awards. As of December 31, 2014, all restricted stock awards were fully vested.

Restricted Stock Units

Activity in connection with restricted stock units (“RSUs”) is as follows for the year ended December 31, 2014:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested — December 31, 2013	—	$—
Granted	905,767	12.35
Vested	(12,263)	21.97
Canceled/forfeited	(65,507)	10.44
Non-vested — December 31, 2014	827,997	$12.36

The total fair value of vested restricted stock units for the year ended December 31, 2014 was $0.3 million.

For the year ended December 31, 2014, the Company recorded $2.0 million in compensation expense. At December 31, 2014, total remaining stock-based compensation expense for non-vested RSUs is $6.8 million, which is expected to be recognized over a weighted-average period of 3.00 years.

During 2014, the Company granted 720,146 RSUs with a weighted average grant date fair value of $10.04, which include a two-step performance and service vesting condition. The first step is based upon achieving certain revenue and earnings targets. RSUs eligible for time-based vesting are calculated based on the Company’s performance against these metrics and vest over 16 quarters beginning January 1, 2015. Based on the achievement levels of the performance criteria, as of December 31, 2014, there are 583,537 non-vested RSUs with a weighted average grant date fair value of $10.07 that are eligible to vest over the requisite service period. Shares granted in excess of the achievement level will be forfeited and return to the 2014 Plan in the first quarter of 2015.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions and Stock-based Compensation Cost

The fair value of stock options granted to employees is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The Company uses the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain vanilla share options. For performance-based option awards and out of the money option grants, the Company determines the expected term based upon historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The Company’s computation of volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend of zero, as it does not anticipate paying any dividends in the foreseeable future.

The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2014	2013	2012
Risk-free interest rate	1.93%	1.41%	0.96%
Expected term (years)	6.24	6.06	6.00
Expected volatility	58%	61%	60%
Dividend yield	—	—	—

As stock-based compensation expense recognized is based on award ultimately expected to vest, the amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience and future expectations.

The Company recorded stock-based compensation cost relating to stock options, restricted stock awards, and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Cost of revenue	$454	$141	$122
Sales and marketing	4,743	2,561	1,571
Technology and development	5,013	1,762	1,428
General and administrative	19,123	4,882	7,199
Total stock-based compensation expense	29,333	9,346	10,320
Amount capitalized to internal software use	1,249	540	214
Total stock-based compensation cost	$30,582	$9,886	$10,534

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	63	7	3
Total current provision	63	7	3
Deferred:
Federal	540	504	(318)
State	37	68	(291)
Total deferred provision (benefit)	577	572	(609)
Total income tax provision (benefit)	$640	$579	$(606)

As described below, the Company has established a valuation allowance against its net deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets will not be realized. The Company’s 2014 and 2013 income tax provisions of $0.6 million reflected the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. The Company’s income tax benefit in 2012 of $0.6 million reflected a tax benefit of $1.1 million associated with a beneficial conversion feature on its convertible notes payable issued in May 2012 (Note 5), which was partially offset by tax expense related to the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

The overall effective income tax rate differs from the statutory federal rate of 34% as follows:

	Year Ended
	December 31,
	2014	2013	2012
Income tax benefit based on the federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.0	(0.9)	7.6
Nondeductible expenses	(0.7)	(1.5)	(0.1)
Change in valuation allowance	(34.7)	(26.3)	(40.0)
Stock-based compensation	(2.0)	(8.3)	(0.9)
Other	0.1	0.6	0.2
Overall effective income tax rate	(1.3)%	(2.4)%	0.8%

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$56,957	$49,921
Stock-based compensation	18,648	8,262
Accrued expenses	1,932	2,852
Research and development tax credits	610	610
Other	277	172
Gross deferred tax assets	78,424	61,817
Valuation allowance	(64,449)	(47,858)
Net deferred tax assets	13,975	13,959
Deferred tax liabilities:
State taxes	(3,802)	(3,296)
Property, equipment and software	(3,985)	(3,353)
Intangible assets and goodwill	(8,020)	(8,566)
Gross deferred tax liabilities	(15,807)	(15,215)
Total net deferred tax liabilities	$(1,832)	$(1,256)

The net deferred tax liability at December 31, 2014 and 2013 relates to amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2014, the Company had federal and state net operating loss carryforwards of $167.7 million and $125.9 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2019, respectively. At December 31, 2014, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. As a result of historical equity issuances, the Company has determined that annual limitations on the utilization of its net operating losses and credits do exist pursuant to IRC Sections 382 and 383, however, such limitations are not expected to impact the Company’s ability to utilize these deferred tax assets prior to their statutory expiration dates.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2014, a valuation allowance of $64.4 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Valuation allowance, at beginning of year	$47,858	$41,412	$11,348
Increase in valuation allowance	16,591	6,446	30,064
Valuation allowance, at end of year	$64,449	$47,858	$41,412

As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to stock-based compensation that are greater than the compensation recognized for financial reporting purposes. The gross and tax-effected amount of unrealized net operating loss carryforwards resulting from stock-based compensation was $30.1 million and $11.1 million, respectively, at December 31, 2014. Additional paid-in capital will be increased by $11.1 million if and when such deferred tax assets are ultimately realized. The Company uses the with-and-without approach when determining when excess tax benefits have been realized.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Unrecognized tax benefit, beginning of year	$(4)	$(4)	$—
Additions based on current year tax positions	21	—	610
Additions for prior years' tax positions	29	—	—
Reductions for prior years' tax positions	—	—	(614)
Unrecognized tax benefit, end of year	$46	$(4)	$(4)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. In accordance with this accounting guidance, the Company’s unrecognized tax benefits are recorded as an adjustment to the deferred tax assets to the extent deferred tax assets may be utilized to settle uncertain tax positions. Since there is a full valuation allowance recorded against the deferred tax assets, any subsequent reductions of the valuation allowance and recognition of the associated tax benefit would impact the effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2014, the Company had less than $0.1 million accrued interest and penalties related to uncertain tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS”) and various state taxing authorities. The Company is currently under federal examination for the 2011 and 2012 tax years and under state tax examination for the 2010 through 2012 years. The Company does not anticipate that these pending tax examinations will result in material tax assessments and it believes its income tax accruals as of December 31, 2014 are reasonable.

11. Net Loss Per Share

The Company applies the two-class method for calculating basic earnings per share. Under the two-class method, net income (loss) is reduced by cumulative preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities comprised of restricted common stock, which participate in dividends, if declared, by the Company. As the Company has reported a net loss for all periods, and the participating securities were not contractually obligated to share in the losses of the Company, accordingly, no losses were allocated to the participating securities.

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding, net of the weighted average unvested restricted stock subject to repurchase by the Company, if any, during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units and stock warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because the Company reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock are antidilutive for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(48,429)	$(25,056)	$(74,495)
Weighted-average common shares outstanding	70,837	58,540	55,828
Net loss per share — basic and diluted	$(0.68)	$(0.43)	$(1.33)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Options to purchase common stock	25,590	18,363	15,419
Common stock warrants	3,926	5,931	5,154
Conversion of convertible preferred stock	—	2,857	—
Unvested restricted stock awards	828	55	122
Contingently redeemable shares	—	—	126
Convertible promissory notes	—	—	3,444
Total shares excluded from net loss per share attributable to common stockholders	30,344	27,206	24,265

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plan

The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.2 million, $0.9 million and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

13. Related Party Transactions

Transactions with Stockholders

In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue were $0.4 million, $2.0 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Costs under these agreements included in sales and marketing expense were $0.3 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. There were no costs recorded in sales and marketing expense for the year ended December 31, 2014. Additionally, the Company had amounts due to the stockholder at December 31, 2013 of $0.3 million.

Notes Receivable from Related Parties

From 2007 to 2011, the Company issued notes to executives of the Company totaling $4.1 million of which $2.9 million were exchanged for cash and $1.2 million were in consideration for the purchase of common stock. The notes bear interest at rates between 1.2% and 6.0%. Principal and interest payments are due at maturity. The loans have maturity dates ranging from 2011 to 2016, and were repaid in full by February 2014, except for $0.3 million which was repaid in full in December 2014.

In September 2010, the Company issued a note to a former employee of the Company for $0.2 million in connection with the exercise of options to purchase common stock. The note bore interest at 0.5% and there were no principal and interest payments due until maturity in August 2013, and was paid in full.

In October 2012, an executive resigned from the Company and became a consultant. At his separation date, the former executive had two notes outstanding with original principal balances of $0.1 million and $0.1 million, due November 2013 and August 2014, respectively. As part of this separation, the notes were amended such that the principal and accrued interest were due and payable upon the earlier of November 2013 or 45 days following the termination as a service provider to the Company. At December 31, 2012, the aggregate principal and interest outstanding was $0.2 million. The principal and interest on the notes were paid in full on December 27, 2013.

In May 2014, the Company advanced $0.1 million to an employee in exchange for a promissory note. The note was repaid in full in December 2014.

Loans issued for the purchase of the Company’s capital stock have been classified in stockholders’ equity on the accompanying consolidated balance sheets. Loans issued for cash have been classified as notes receivable from related parties on the accompanying consolidated balance sheets.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

Service Provider

Beginning in October 2013, an executive officer of the Company is an officer of a firm that provides marketing services to the Company. For the years ended December 31, 2014 and 2013, the Company recorded sales and marketing expense of $4.2 million and $1.1 million, respectively. At December 31, 2014, the Company recorded $0.9 million in prepaid expenses related to this marketing firm. There was no prepaid expense relating to this marketing firm at December 31, 2013. Additionally, the Company has amounts due to this marketing firm at December 31, 2014 and 2013 of $0.2 million and $0.5 million, respectively.

Advances to an Officer

The Company pays business and personal expenses, which may be charged to a corporate card or paid directly to third parties, of the Company’s CEO and the CEO reimburses the Company for personal expenses paid by the Company. During 2013 and 2012, the Company paid personal expenses of $0.1 million and $0.4 million, respectively. At December 31, 2013, amounts receivable from this executive were $0.4 million and were included in other current assets on the accompanying consolidated balance sheets. The advances made to the CEO were paid in full in February 2014.

Stock Repurchase Arrangement with Officer

The Company executed an employment agreement with a stock repurchase provision with its CEO. In December 2013 and 2012, the Company repurchased 112,422 shares of common stock at a price of $8.90 per share and 130,080 shares of common stock at a price of $8.00 respectively, which were the fair value of the shares on the respective dates of repurchase (Note 9).

Transactions with USAA

A former member of the Company’s board of directors is the current Head of Corporate Development at USAA, the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at December 31, 2014 and 2013 of $1.9 million and $0.7 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2014 and 2013 of $4.7 million and $3.7 million, respectively. The Company recorded sales and marketing expense of $15.2 million, $8.8 million, and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 9).

Transactions with AutoNation

The President and Chief Operating Officer of AutoNation, Inc., (“AutoNation”) served as a member of the Company’s board of directors from July 2011 to May 2012. During the period from January 2012 to May 2012, auto buying program revenues from AutoNation and its dealership affiliates were $1.4 million.

TrueCar, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Revenue Information

The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and data and other revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Transaction revenue	$189,353	$118,713	$64,703
Data and other revenue	17,296	15,245	15,186
Total revenues	$206,649	$133,958	$79,889

15. Subsequent Events

In February 2015, the Company amended its credit facility. Refer to Note 6 herein for further details of the amended credit facility.

In February 2015, the Company amended an office lease for approximately 17,000 square feet in Santa Monica, California, to extend the lease term from June 2016 to December 2025. Additionally, beginning in 2016, the Company will lease approximately 21,000 additional square feet in the building through December 2025. The Company has the option to extend portions of the space, or the entire space, for an additional five year period. The cumulative base rent over the lease term is expected to be approximately $26.0 million.

In March 2015, warrants to purchase 1,433,333 shares of the Company’s common stock were exercised through a net settlement election by a third party marketing firm. The Company issued 959,676 shares of its common stock to the third party marketing firm.

In March 2015, the Company was named as a defendant in a lawsuit filed in the United States District Court in the Southern District of New York. Refer to Note 7 under “Legal Proceedings” herein for further details of the lawsuit.