Form 10-Q
period 2015-03-31
TrueCar, Inc.
filed 2015-05-13
CIK 1327318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2015, 81,942,072 shares of the registrant’s common stock were outstanding.

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

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;
•	maintaining and expanding our nationwide network of TrueCar Certified Dealers;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to drive adoption of our services by consumers;
•	our ability to anticipate or adapt to future changes in our industry;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to successfully resolve litigation to which we are subject;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•	our liquidity and working capital requirements.

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

TRUECAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(Unaudited)

	March 31,	December 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$143,069	$147,539
Accounts receivable, net of allowances of $2,263 and $2,069 at March 31, 2015 and December 31, 2014, respectively (includes related party receivables of $1,925 and $1,865 at March 31, 2015 and December 31, 2014, respectively)	28,939	28,748
Prepaid expenses (includes related party prepaid expenses of $806 and $906 at March 31, 2015 and December 31, 2014, respectively)	4,585	5,193
Other current assets	1,081	3,040
Total current assets	177,674	184,520
Property and equipment, net	56,127	30,731
Goodwill	53,270	53,270
Intangible assets, net	26,914	27,949
Other assets	688	482
Total assets	$314,673	$296,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $5,079 and $4,954 at March 31, 2015 and December 31, 2014, respectively)	$12,339	$12,826
Accrued employee expenses	6,839	14,245
Accrued expenses and other current liabilities	15,124	11,783
Total current liabilities	34,302	38,854
Deferred tax liabilities	2,448	2,245
Lease financing obligations, net of current portion	26,554	6,093
Other liabilities	626	562
Total liabilities	63,930	47,754
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2015 and December 31, 2014; 81,660,918 and 79,811,769 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	473,347	460,179
Accumulated deficit	(222,612)	(210,989)
Total stockholders’ equity	250,743	249,198
Total liabilities and stockholders’ equity	$314,673	$296,952

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$58,554	$43,930
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $0 and $405 for three months ended March 31, 2015 and 2014, respectively)	5,791	3,720
Sales and marketing (includes related party expenses of $3,918 and $3,336 for the three months ended March 31, 2015 and 2014, respectively)	31,709	27,767
Technology and development	9,760	7,330
General and administrative	18,769	11,517
Depreciation and amortization	3,925	3,114
Total costs and operating expenses	69,954	53,448
Loss from operations	(11,400)	(9,518)
Interest income	20	17
Interest expense	(45)	(170)
Other income	11	—
Loss before provision for income taxes	(11,414)	(9,671)
Provision for income taxes	209	250
Net loss	$(11,623)	$(9,921)

Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted average common shares outstanding, basic and diluted	80,461	60,102
Other comprehensive loss:
Comprehensive loss	$(11,623)	$(9,921)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock			Accumulated	Stockholders’
	Shares	Amount	APIC	Deficit	Equity
Balance at December 31, 2014	79,811,769	$8	$460,179	$(210,989)	$249,198
Net loss	—	—	—	(11,623)	(11,623)
Stock-based compensation	—	—	9,784	—	9,784
Issuance of warrants and change in fair value of unvested warrants relating to marketing agreements	—	—	(147)	—	(147)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	889,473	—	3,531	—	3,531
Balance at March 31, 2015	81,660,918	$8	$473,347	$(222,612)	$250,743

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,623)	$(9,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,897	2,919
Deferred income taxes	203	250
Bad debt expense and other reserves	65	37
Stock-based compensation	9,453	4,144
Common stock warrant expense	(147)	2,388
Imputed interest on notes receivable	—	10
Interest income on notes receivable	—	(14)
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	—	129
Loss on disposal of fixed assets	28	195
Changes in operating assets and liabilities:
Accounts receivable	(256)	(2,217)
Prepaid expenses	608	648
Other current assets	1,338	280
Other assets	(206)	—
Accounts payable	(683)	(780)
Accrued employee expenses	(7,407)	(4,941)
Accrued expenses and other liabilities	1,508	4,629
Other liabilities	65	(39)
Net cash used in operating activities	(3,157)	(2,283)
Cash flows from investing activities
Purchase of property and equipment	(5,174)	(2,215)
Purchase of intangible assets	—	(350)
Repayment of notes receivable from related parties	—	3,761
Net cash (used in) provided by investing activities	(5,174)	1,196
Cash flows from financing activities
Payments of initial public offering costs	—	(714)
Proceeds from exercise of common stock options	3,893	557
Taxes paid related to net share settlement of equity awards	(362)	—
Proceeds from financing obligation drawdown	345	—
Payments of build-to-suit financing obligations	(15)	—
Net cash provided by (used in) financing activities	3,861	(157)
Net decrease in cash and cash equivalents	(4,470)	(1,244)
Cash and cash equivalents at beginning of period	147,539	43,819
Cash and cash equivalents at end of period	$143,069	$42,575
Supplemental disclosures of non-cash activities
Deferred offering costs included in accounts payable and accrued expenses	—	2,310
Recognition of leased facility asset acquired and lease financing obligation	22,412	—
Stock-based compensation capitalized for software development	331	294
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,181	239

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 12, 2015.

Revision of Prior Period Amounts

The Company has identified and corrected immaterial errors in its prior period disclosures of related party cost of revenue and related party sales and marketing expense. The parenthetical information within the consolidated statement of comprehensive loss for the three months ended March 31, 2014 and Note 12 presented herein have been revised to reflect the correction of this error. The results of this correction were a decrease to related party cost of revenue of $0.2 million and an increase to related party sales and marketing expenses of $0.3 million, respectively, for the three months ended March 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility leases, fair values of assets and liabilities assumed in business combinations, and in periods prior to the Company’s initial public offering, valuation of common stock.

Segments

The Company has one operating segment. The Company’s Chief Operating Decision Makers (“CODM”), the Chief Executive Officer, the President, and the Chief Financial Officer, manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

The CODM review financial information on a consolidated basis, accompanied by information about transaction revenue and data and other revenue (Note 13). All of the Company’s principal operations, decision-making functions and assets are located in the United States.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction for the associated debt liability. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of the effective date of the new standard by one year. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

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

The carrying amounts of cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value because of the short maturity of these items.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2015		At December 31, 2014
		Total Fair		Total Fair
	Level 1	Value	Level 1	Value
Cash equivalents	$141,529	$141,529	$145,284	$145,284
Total Assets	$141,529	$141,529	$145,284	$145,284

4.Property and Equipment, net

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Computer equipment, software, and internally developed software	$40,507	$37,110
Furniture and fixtures	2,654	2,335
Leasehold improvements	5,926	4,611
Capitalized facility leases	29,256	6,599
	78,343	50,655
Less: Accumulated depreciation	(22,216)	(19,924)
Total property and equipment, net	$56,127	$30,731

The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it has taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at March 31, 2015 and December 31, 2014, the Company has capitalized $29.3 million and $6.6 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties and additions for capitalized interest incurred during the construction periods and capitalized costs related to structural improvements to the building. For the three months ended March 31, 2015, the Company capitalized approximately $0.7 million of interest costs related to the Premises. Additionally, at March 31, 2015 and December 31, 2014, the Company recognized a corresponding lease financing obligation of approximately $28.3 million and $6.6 million, respectively. Refer to Note 7 for additional information. Normal leasehold improvements related to the facilities are recorded in leasehold improvements in the table above.

Included in the table above are property and equipment of $23.2 million and $8.1 million at March 31, 2015 and December 31, 2014, respectively, which are capitalizable, but had not yet been placed in service. The $23.2 million balance at March 31, 2015 was comprised primarily of the Santa Monica capitalized facility lease of $22.2 million. The $8.1 million balance at December 31, 2014 was comprised primarily of the San Francisco capitalized facility lease of $6.6 million.

Total depreciation and amortization expense of property and equipment was $2.9 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Amortization of internal use capitalized software development costs was $1.9 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

5.Intangible Assets

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Acquired technology and domain name	$31,090	$(11,551)	$19,539
Customer relationships	6,300	(2,682)	3,618
Tradenames	4,900	(1,143)	3,757
Total	$42,290	$(15,376)	$26,914

	At December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Acquired technology and domain name	$31,090	$(10,788)	$20,302
Customer relationships	6,300	(2,491)	3,809
Tradenames	4,900	(1,062)	3,838
Total	$42,290	$(14,341)	$27,949

Amortization expense for the three months ended March 31, 2015 and 2014 was $1.0 million and $1.1 million, respectively.

Amortization expense with respect to intangible assets at March 31, 2015 for each of the five years through December 31, 2019 and thereafter is as follows (in thousands):

Nine months ending December 31, 2015	$3,099
2016	4,041
2017	3,862
2018	3,861
2019	3,792
Thereafter	8,259
Total amortization expense	$26,914

6.Credit Facility

The Company had previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2014.

In February 2015, the Company amended its credit facility and entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with the same financial institution, effective as of February 18, 2015, for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.

The Third Amended Credit Facility bears interest, at the Company’s option, at either (i) the prime rate published by The Wall Street Journal, plus a spread of -0.25% to 0.50%, or (ii) a LIBOR rate determined in accordance with the terms of the Third Amended Credit Facility, plus a spread of 1.75% to 2.50%. In each case, the spread is based on the Company’s adjusted quick ratio, which is a ratio of the Company’s cash and cash equivalents plus net billed accounts receivable to current liabilities plus all borrowings under the credit facility.

Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period, as defined in the Third Amended Credit Facility, for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.0% to 0.20% per annum based on the Company’s adjusted quick ratio.

Third Amended Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio of 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At March 31, 2015, the Company was in compliance with all financial covenants.

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

At March 31, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility and the amount available was $35.0 million.

7.Commitments and Contingencies

Office Lease Commitments

At March 31, 2015, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030.

The Company recorded rent expense of $1.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

San Francisco Office Lease

In May 2014, the Company entered into a new facility lease (the “Lease”) in San Francisco (the “San Francisco Office”) that total future minimum lease commitments over 10 years, beginning August 1, 2014 of $7.0 million. In connection with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.

The Company concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At March 31, 2015 and December 31, 2014, the Company has capitalized $7.1 million and $6.6 million, respectively, in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $6.4 million and $6.6 million, respectively.

Upon completion of the construction during the first quarter of 2015, the Company had retained the fair value of the lease property and the obligation on its balance sheet as it did not qualify for sales and leaseback accounting due to requirements to maintain collateral in the lease. The Company records the rent payments as a reduction of the lease financing obligation and imputed interest expense; ground rent will be recorded as an operating expense. The fair value of the lease property is being depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.

Santa Monica Office Lease

In July 2014, the Company entered into a new facility lease in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over fifteen years, beginning in January 2015, of $36.0 million. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

The Company has concluded that it is deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognizes increases in the asset as additional building costs are incurred during the construction period. Additionally, imputed interest is capitalized during the construction period. At March 31, 2015, the Company has capitalized $22.2 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $21.9 million.

Upon completion of the construction, which is estimated to be completed in the fourth quarter of 2015, the Company will retain the fair value of the Santa Monica Office lease property and the obligation on its balance sheet as it does not qualify for sales leaseback accounting due to requirements to maintain collateral in the lease. The Company will record the rent payments as a reduction of the lease financing obligation and imputed interest expense; ground rent will be recorded as an operating lease. The fair value of the lease property will be depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.

Other Lease Amendments and New Lease

In February 2015, the Company amended an office lease for approximately 17,000 square feet in Santa Monica, California, to extend the lease term from June 2016 to December 2025. Additionally, beginning in 2016, the Company will lease approximately 21,000 additional square feet in the building through December 2025. The Company has the option to extend the lease term for portions of the space, or the entire space, for an additional five year period. The cumulative base rent over the lease term is expected to be approximately $26.0 million. In connection with the original lease for this space, the Company was required to obtain an irrevocable standby letter of credit, in the amount of $0.5 million for the benefit of its landlord. The current letter of credit expires June 30, 2016.

In February 2015, the Company entered into a new five year office lease for approximately 6,000 square feet in Los Angeles, California which commenced in April 2015. The Company has the option to extend the lease for two additional five year periods. The cumulative base rent over the initial lease term is $3.0 million.

Also in February 2015, the Company amended an office lease for approximately 5,000 square feet in Santa Monica, California to extend the lease term from May 2016 to March 2020. Additionally, beginning in March 2015, the Company will lease approximately 7,000 additional square feet through March 2020. The cumulative base rent over the lease term is expected to be approximately $3.6 million.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, other than as described below.

The Company filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) on August 9, 2013 in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the “True Price” mark. The Company is seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. As the case has only recently reached the end of the fact discovery phase, the future outcome is not reasonably determinable as of the date of filing the consolidated financial statements for the three months ended March 31, 2015.

In March 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York. The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. The Company believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome, or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no amounts have been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Employment Contracts

The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at‑will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.

Indemnifications

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third‑parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At March 31, 2015 and December 31, 2014, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.Stockholders’ Equity

Warrants to Purchase Common Stock

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

For the three months ended March 31, 2015 and 2014, the Company recognized expense of $28,000 and $0.4 million related to warrants to purchase 2,666 shares and 139,503 shares of common stock that have been earned and are vested, respectively.

Warrants Issued to Third Party Marketing Firm

On February 25, 2011, the Company entered into a media and marketing services agreement with a direct marketing firm. Under the arrangement, the marketing firm will provide media purchasing, production, advertising, and marketing services in connection with the advertising and marketing of the Company’s services. In addition to cash consideration, the Company agreed to issue a warrant to the marketing firm to purchase up to 1,433,333 shares of the Company’s common stock at a price of $6.02 per share. All shares under the warrant agreement were earned and outstanding at December 31, 2014. In March 2015, warrants to purchase 1,433,333 shares of the Company’s common stock were exercised through a net settlement election. The Company issued 959,676 shares of its common stock to the third party marketing firm.

For the three months ended March 31, 2014, the Company recognized $1.9 million of expense related to 238,674 warrants earned. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

Warrants Issued to Vulcan

In November 2013, in a private placement to Vulcan Capital Growth Equity LLC (“Vulcan”), the Company issued a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires in November 2015. The warrant remains outstanding as of March 31, 2015.

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

For the three months ended March 31, 2015, the Company recorded a reduction in warrant expense of $0.2 million, due to the remeasurement to fair value of the unvested warrants as of March 31, 2015, which was primarily related to the reduction in the Company’s stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. At March 31, 2015, warrants earned under this agreement totaled 33,333 shares.

9.Stock‑based Awards

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Contract Life
			(in years)
Outstanding at December 31, 2014	25,589,876	$9.79	7.55
Granted	430,189	17.66
Exercised	(772,140)	5.04
Canceled/forfeited	(395,016)	12.39
Outstanding at March 31, 2015	24,852,909	$10.03	7.39

At March 31, 2015, total remaining stock‑based compensation expense for unvested stock option awards was $57.5 million, which is expected to be recognized over a weighted‑average period of 2.9 years. For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense for stock option awards of $7.0 million and $4.1 million, respectively.

Restricted Stock Units

Activity in connection with the restricted stock units is as follows for the three months ended March 31, 2015:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested — December 31, 2014	827,997	$12.36
Granted	237,901	17.73
Vested	(138,145)	15.70
Canceled/forfeited	(95,991)	10.50
Non-vested — March 31, 2015	831,762	$13.56

At March 31, 2015, total remaining stock‑based compensation expense for non-vested restricted stock units is $8.1 million, which is expected to be recognized over a weighted-average period of 3.6 years. The Company recorded $2.5 million and no stock-based compensation expense for restricted stock units for the three months ended March 31, 2015 and 2014, respectively.

Stock‑based Compensation Cost

The Company recorded stock‑based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cost of revenue	$177	$54
Sales and marketing	1,390	1,036
Technology and development	926	706
General and administrative	6,960	2,348
Total stock-based compensation expense	9,453	4,144
Amount capitalized to internal software use	331	294
Total stock-based compensation cost	$9,784	$4,438

10.Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year‑to‑date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.  The Company recorded $0.2 million and $0.3 million income tax expense for the three months ended March 31, 2015 and 2014, respectively.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2015, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS) and various state taxing authorities.  The Company is currently under IRS examination for the 2011 and 2012 tax years.  The Company does not anticipate that this pending tax examination will result in material tax assessments and it believes its income tax accruals at March 31, 2015 are reasonable.

11.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(11,623)	$(9,921)
Weighted-average common shares outstanding	80,461	60,102
Net loss per share - basic and diluted	$(0.14)	$(0.17)

The following table presents the number of anti‑dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014

Options to purchase common stock	24,853	20,736
Common stock warrants	2,492	5,967
Unvested restricted stock awards	832	38
Conversion of convertible preferred stock	—	2,857
Total shares excluded from net loss per share	28,177	29,598

12.Related Party Transactions

Transactions with Stockholders

In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue for the three months ended March 31, 2014 were $0.4 million.

Service Provider

An executive officer of the Company is an officer of a firm that provides marketing services to the Company. For the three months ended March 31, 2015 and 2014, the Company recorded sales and marketing expense of $1.3 million and $0.3 million, respectively, related to this marketing firm. At March 31, 2015 and December 31, 2014, the Company recorded $0.8 million and $0.9 million in prepaid expenses related to this marketing firm. Additionally, the Company had amounts due to this marketing firm at December 31, 2014 of $0.2 million. No amounts were due to this marketing firm at March 31, 2015.

Transactions with USAA

A former member of the Company’s board of directors is the current Head of Corporate Development at USAA, the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at March 31, 2015 and December 31, 2014 of $1.9 million and $1.9 million, respectively. In addition, the Company has amounts due to USAA at March 31, 2015 and December 31, 2014 of $5.1 million and $4.7 million, respectively. The Company recorded sales and marketing expense of $2.6 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8).

13.Revenue Information

The CODM reviews separate revenue information for its Transaction and Data and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Transaction revenue	$54,268	$39,992
Data and other revenue	4,286	3,938
Total revenues	$58,554	$43,930

14.Subsequent Events

In April and May 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted stock options to purchase 1,074,085 shares of the Company’s common stock at a weighted-average exercise price of $15.69 per share. The stock options vest over an approximate period of four years. Additionally, the Compensation Committee granted 438,570 restricted stock units with a weighted-average grant date fair value of $15.68, which generally vest quarterly over four years.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note Regarding Forward-Looking Statements.”

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

During the three months ended March 31, 2015, we generated revenues of $58.6 million and recorded a net loss of $11.6 million. Of the $58.6 million in revenue, $54.3 million, or 92.7%, consisted of transaction revenues with the remaining $4.3 million, or 7.3%, derived primarily from the sale of data and consulting services to the automotive and financial services industries. Revenues from the sale of data and consulting services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

We intend to grow traffic to TrueCar.com and our TrueCar branded mobile applications by building our brand through marketing campaigns that emphasize the value of trust and transparency in the car-buying process and the benefits of transacting with TrueCar Certified Dealers. We will seek to increase the number of transactions on our platform by enhancing the user experience while expanding and improving the geographic coverage of our network of TrueCar Certified Dealers and delighting consumers with the ability to control the entire car-buying experience using their mobile devices. Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car-buying and car-ownership experience.

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

	Three Months Ended
	March 31,
	2015	2014
Average Monthly Unique Visitors	5,520,235	3,935,770
Units(1)	168,559	125,980
Monetization	$322	$317
Franchise Dealer Count	9,108	7,210
Transaction Revenue Per Franchise Dealer	$6,164	$5,770

(1)

We issued full credits of the amount originally invoiced with respect to 2,759 and 2,145 units during the three months ended March 31, 2015 and 2014, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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

The number of average monthly unique visitors increased 40% to approximately 5.5 million in the three months ended March 31, 2015 from approximately 3.9 million in the same period of 2014. We attribute the growth in our average monthly unique visitors principally to increased television, radio and digital marketing advertising campaigns that have led to increased brand awareness, as well as increased traffic from our affinity group marketing partners.

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

The number of units increased 34% to 168,559 in the three months ended March 31, 2015 from 125,980 in the three months ended March 31, 2014. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 1.6% to $322 during the three months ended March 31, 2015 from $317 for the same period in 2014 primarily as a result of growth in our independent dealer network and increases in our pricing structure with both our TrueCar Certified Dealers and independent dealer network during the three months ended March 31, 2015. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single‑location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non‑franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 9,108 at March 31, 2015 from 8,501 at December 31, 2014 and 7,210 at March 31, 2014. We attribute this growth in our franchise dealer count to the continued effectiveness of our dealer sales team, increased brand awareness, and product enhancements.

Transaction Revenue Per Franchise Dealer

We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer increased 6.8% to $6,164 during the three months ended March 31, 2015 from $5,770 for the same period in 2014. The increases in the current year period over the prior year period primarily reflect an increase in units which were attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.

Non‑GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, change in the fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, change in fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in the fair value of contingent consideration, IPO-related expenses, ticker symbol acquisition costs, and certain litigation costs and legal settlements. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. No adjustment for legal fees or other costs associated with the complaint filed against us in March 2015 (see Note 7 “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements) are reflected in the reconciliations below as no such costs had been incurred as of March 31, 2015, however such costs will be excluded from Adjusted EBITDA when incurred. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.

We have included Adjusted EBITDA and Non-GAAP net income (loss) herein as they are important measures used by our management and board of directors to assess our operating performance. We believe that using Adjusted EBITDA and Non-GAAP net income (loss) facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net income (loss) and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as a measure of financial performance and debt service capabilities.

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

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in respect of our litigation against Sonic Automotive Holdings, Inc.;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflect a non-recurring legal settlement in favor of the Company;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with share-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently from how we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net income (loss) alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. In addition, in evaluating Adjusted EBITDA and Non-GAAP net income (loss) you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net income (loss), and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net income (loss) that our future results will not be affected by these expenses or any unusual or non-recurring items.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,623)	$(9,921)
Non-GAAP adjustments:
Interest income	(20)	(17)
Interest expense	45	170
Depreciation and amortization	3,925	3,114
Stock-based compensation	9,453	4,144
Warrant expense (reduction)	(147)	2,335
Ticker symbol acquisition costs	—	803
Certain litigation costs	2,443	120
Provision for income taxes	209	250
Adjusted EBITDA	$4,285	$998

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(11,623)	$(9,921)
Non-GAAP adjustments:
Stock-based compensation	9,453	4,144
Warrant expense (reduction)	(147)	2,335
Ticker symbol acquisition costs	—	803
Certain litigation costs	2,443	120
Non-GAAP net income (loss)	$126	$(2,519)

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

 Interest Expense. Interest expense consists of interest on our outstanding short-term debt obligations, the amortization of the discount on our line of credit, and interest in our facility lease financing obligation subsequent to construction completion for our built to suit leases.

Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2015 and December 31, 2014 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three months ended March 31, 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$58,554	$43,930
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,791	3,720
Sales and marketing	31,709	27,767
Technology and development	9,760	7,330
General and administrative	18,769	11,517
Depreciation and amortization	3,925	3,114
Total costs and operating expenses	69,954	53,448
Loss from operations	(11,400)	(9,518)
Interest income	20	17
Interest expense	(45)	(170)
Other income, net	11	—
Loss before provision for income taxes	(11,414)	(9,671)
Provision for income taxes	209	250
Net loss	$(11,623)	$(9,921)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$4,285	$998
Non-GAAP net income (loss)	$126	$(2,519)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Transaction revenue	$54,268	$39,992	$14,276	35.7%
Data and other revenue	4,286	3,938	348	8.8%
Revenues	$58,554	$43,930	$14,624	33.3%

The increase in our revenues of $14.6 million or 33.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and data and other revenue comprised 92.7% and 7.3%, respectively, of revenues for the three months ended March

31, 2015 as compared to 91.0% and 9.0%, respectively, for the same period in 2014. The increase in transaction revenue for the three months ended March 31, 2015 primarily reflected a 33.8% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 40.3% to 5.5 million for the three months ended March 31, 2015 from 3.9 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our franchise dealer count grew 26.3% from 7,210 at March 31, 2014 to 9,108 at March 31, 2015, reflecting the ongoing adoption of our service among dealers. Our monetization increased 1.6% to $322 during the three months ended March 31, 2015 from $317 for the same period in 2014, primarily as a result of growth in our independent dealer network and reflected improved pricing with our TrueCar Certified Dealers and independent dealer network during the three months ended March 31, 2015. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 8.8% increase in data and other revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily reflected an increase in volume of portfolio risk analysis data and residual value data provided to customers.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,791	$3,720	$2,071	55.7%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.9%	8.5%

Cost of revenue increased $2.1 million or 55.7% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is primarily due to a $1.6 million increase in data costs and licensing fees to support the growth of our business and a $0.3 million increase in employee salaries and related expenses.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources, we believe that the nature of our cost structure will enable us to continue to realize operating leverage in our business over time.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing expenses	$31,709	$27,767	$3,942	14.2%
Sales and marketing expenses as a percentage of revenues	54.2%	63.2%

Sales and marketing expenses increased $3.9 million or 14.2% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase primarily reflected  a $4.6 million increase in advertising and promotional activities related to increased television, radio and online marketing spend to grow the TrueCar.com brand,  a $1.3 million increase in affinity partner marketing fees related to higher unit sales,  a $0.6 million increase in salaries and related expenses primarily due to our increased headcount, and a $0.4 million increase in stock-based compensation due to additional stock-based awards. These increases in sales and marketing expenses were partially offset by a decrease of $2.2 million in warrant expense related to the changes in the warrant’s fair value during the service period, resulting primarily from a decrease in the Company’s common stock price, and to fewer warrants earned under an affinity group marketing agreement. The increase was also partially offset by a $0.8 million decrease associated with our one-time purchase of our ticker symbol “TRUE” in the three months ended March 31, 2014.  Our sales and marketing expenses as a percentage of revenues decreased to 54.2% for the three months ended March 31, 2015 compared to 63.2% for the same period in 2014, primarily as a result of revenues growing at a much higher rate than our sales and marketing expenses. We expect sales and marketing expenses to continue to increase in absolute dollars due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.

Technology and Development Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Technology and development expenses	$9,760	$7,330	$2,430	33.2%
Technology and development expenses as a percentage of revenues	16.7%	16.7%
Capitalized software costs	$3,475	$1,989	$1,486	74.7%

Technology and development expenses increased $2.4 million or 33.2% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase reflected $1.5 million in increased salaries and related expenses due to our increased headcount, a $0.9 million increase in software license and hosting expenses, and a $0.3 million increase in stock-based compensation due to additional stock-based awards. These increases in technology and development expenses were partially offset by a $0.3 million increase in the amount of salaries and related expenses capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs increased $1.5 million primarily due to a $1.1 million increase in third-party software costs and a $0.3 million increase in the amount of salaries and related expenses capitalized for the development of internal use software. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative expenses	$18,769	$11,517	$7,252	63.0%
General and administrative expenses as a percentage of revenues	32.1%	26.2%

General and administrative expenses increased $7.3 million or 63.0% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase reflected $4.6 million in increased stock-based compensation due to additional stock-based awards, $1.5 million in increased salaries and related expenses due to our increased headcount, and $1.0 million in increased professional fees. The increased in professional fees is due to $2.3 million in increased legal fees related to a claim we filed against Sonic Automotive Holdings, Inc. (“Sonic”), which were partially offset by lower accounting and consulting fees of $1.3 million. We expect our general and administrative expenses to increase in dollar amount as we increase the headcount in our financial, accounting, and legal organizations and as we add resources to support the anticipated growth of our business and our public company reporting requirements. Additionally, we expect to continue to incur significant legal fees related to our complaint filed against Sonic and to the complaint filed against us purportedly on behalf of automotive dealers who are not on the TrueCar platform.

Depreciation and Amortization Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Depreciation and amortization expenses	$3,925	$3,114	$811	26.0%

Depreciation and amortization expenses decreased $0.8 million or 26.0% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease is primarily related to growth in capitalized software costs. We expect our depreciation and amortization expenses to continue to be affected by the amount of our investment in capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Interest Expense

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Interest expense	$45	$170	$(125)	(73.5)%

Interest expense decreased $0.1 million or 73.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a decrease in interest on our outstanding balance of our short‑term borrowings as we had no short-term borrowings during the three months ended March 31, 2015. This decrease was partially offset by one month’s interest expense incurred on our lease financing obligation upon construction completion of our San Francisco leased space in the beginning of March 2015. We expect interest expense on our lease financing obligation to increase in future periods as construction is completed on our build-to-suit leases.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$209	$250	$(41)	(16.4)%

Our provision for income taxes for the three months ended March 31, 2015 and 2014 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Liquidity and Capital Resources

At March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $143.1 million.

We have incurred cumulative losses of $222.6 million from our operations through March 31, 2015, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We had previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2014.

In February 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at March 31, 2015. See Note 6 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2015	2014
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(3,157)	$(2,283)
Net cash (used in) provided by investing activities	(5,174)	1,196
Net cash provided by (used in) financing activities	3,861	(157)
Net decrease in cash and cash equivalents	$(4,470)	$(1,244)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non‑cash expenses and charges.

Cash used in operating activities for the three months ended March 31, 2015 was $3.2 million. This was primarily due to our net loss of $11.6 million, which, adjusted for non-cash items, including depreciation and amortization expense of $3.9 million and stock-based compensation expense of $9.5 million, resulted in $1.9 million in cash provided by operations. This was offset by a decrease of $5.0 million in changes to operating assets and liabilities, which primarily reflected a decrease of $7.4 million in accrued employee expenses related to bonus payments made in the first quarter of 2015. This was partially offset by a $1.5 million increase in accrued expenses and other liabilities primarily due to increased legal fees and a $1.3 million decrease in other current assets related to the receipt of a legal settlement in the first quarter of 2015.

Cash used in operating activities for the three months ended March 31, 2014 was $2.3 million. This was primarily due to our net loss of $9.9 million, which, adjusted for non-cash items, including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $4.1 million, and warrant expense of $2.4 million, resulted in $0.1 million in cash provided by operations. This was offset by a decrease of $2.4 million in changes to operating assets and liabilities, which primarily reflected a $4.9 million decrease in accrued employee expenses due to the payment of 2013 bonuses during the three months ended March 31, 2014 and a $2.2 million increase in accounts receivable as a result of our increased revenues. This was partially offset by a $4.6 million increase in other accrued expenses primarily associated with our increased marketing spend and increased legal, accounting and other professional fees in preparation for our initial public offering and the completion of our 2013 audit during the three months ended March 31, 2014.

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, and the acquisition of other intangible assets.

Cash used in investing activities of $5.2 million for the three months ended March 31, 2015 resulted from investments in capitalized software and property and equipment. Property and equipment costs consist primarily of costs incurred to improve our San Francisco and Santa Monica office spaces.

Cash provided by investing activities of $1.2 million for the three months ended March 31, 2014 primarily resulted from $3.8 million of repayments on notes receivable from related parties, which were partially offset by investments in capitalized software development and property and equipment of $2.2 million.

Financing Activities

Cash provided by financing activities of $3.9 million for the three months ended March 31, 2015 primarily reflects $3.5 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $0.3 million tenant improvement reimbursement related to a build-to-suit lease.

Cash used in financing activities of $0.2 million for the three months ended March 31, 2014 reflects $0.7 million for payments of costs related to our initial public offering which were largely offset by proceeds from the exercise of stock options of $0.6 million.

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

In February 2015, we amended an office lease for approximately 17,000 square feet in Santa Monica, California, to extend the lease term from June 2016 to December 2025. Additionally, beginning in 2016, we will lease approximately 21,000 additional square feet in the building through December 2025. We have the option to extend the lease term for portions of the space, or the entire space, for an additional five year period. The cumulative base rent over the lease term is expected to be approximately $26.0 million.

In February 2015, we entered into a new five year office lease for approximately 6,000 square feet in Los Angeles, California which commenced in April 2015.  We have the option to extend the lease for two additional five year periods. The cumulative base rent over the initial lease term is $3.0 million.

Also in February 2015, we amended an office lease for approximately 4,000 square feet in Santa Monica, California to extend the lease term from May 2016 to March 2020. Additionally, beginning in March 2015, we will lease approximately 7,000 additional square feet through March 2020.  The cumulative base rent over the lease term is expected to be approximately $3.6 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales allowances, stock-based compensation, income taxes, goodwill and other intangible assets, internal use capitalized software development costs, and contingencies and litigation. We base our estimates on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and assumptions.

There have been no material changes to the critical accounting policies previously disclosed in our annual report on Form 10-K, filed with the SEC on March 12, 2015.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included herein.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $143.1 million at March 31, 2015, which consists entirely of bank deposits and short-term money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of March 31, 2015, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

Refer to the disclosure under the heading “Legal Proceedings” in Note 7 “Commitments and Contingencies” to our consolidated financial statements included in this report for legal proceedings.

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

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

Our revenue grew from $38.1 million in 2010 to $206.6 million in 2014 and from $43.9 million for the three months ended March 31, 2014 to $58.6 million for the three months ended March 31, 2015.  We expect that, in the future, as our revenue increases, our rate of growth will decline.  In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

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

We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers, dealer management system (“DMS”) data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay-per-sale billing model, we use this data to match purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS system data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the states in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions which occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.

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

We have not been profitable since inception and had an accumulated deficit of $222.6 million at March 31, 2015.  From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car‑buying sites we maintain for our affinity group marketing partners.  Currently, a majority of the automobiles purchased by our users were matched to the car‑buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationship with affinity groups might change in a manner that harms our business and financial performance, including:

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest single stockholder. At March 31, 2015, USAA beneficially owned 14,496,003 shares, which represented 17.7% of our outstanding shares of common stock. In 2014, nearly 206,000 units, or 34.0% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA.  We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

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

In October 2013, we received an Investigative Demand from the Oregon Attorney General (the “Oregon Inquiry”) requesting information regarding potential noncompliance with the Oregon Unlawful Trade Practices Act. We cooperated with the Oregon Department of Justice in an effort to reach consensual resolution of the issues raised by the Oregon Inquiry without making material, unfavorable adjustments to our business practices or user experience in Oregon. We believe we have responded fully to all information requests received in connection with the Oregon Inquiry. No material, unfavorable adjustments to our business practices or user experience in Oregon have been requested or made in connection with the Oregon Inquiry. We currently consider the Oregon Inquiry to be informally resolved, but we cannot assure you that matters related to the Oregon Inquiry will not reemerge in the future.

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

In November 2014, we learned that, on or around November 17, 2014, the Mississippi Motor Vehicle Commission (the “MMVC”) sent a letter to Mississippi dealers suggesting that we may be acting unlawfully as an auto broker in Mississippi (the “MMVC Letter”). We undertook a dialogue with the MMVC in an effort to reach consensual resolution of the issues raised by the MMVC Letter. Through that dialogue, we were able to achieve such a consensual resolution without making material, unfavorable adjustments to our business practices or user experience in Mississippi. We currently consider the issues raised by the MMVC Letter to be informally resolved, but we cannot assure you that matters related to the MMVC Letter will not reemerge in the future.

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

In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York. The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Federal Antitrust Laws

The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we obtain from dealers is competitively sensitive and, if disclosed inappropriately, could potentially be used by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network. For example, we have been informed that the FTC’s Bureau of Competition is conducting an investigation to determine whether firms in the retail automotive industry may have violated Section 5 of the Federal Trade Commission Act by agreeing to refuse to deal with us. We received a Civil Investigative

Demand dated February 11, 2014 requesting that we produce certain documents and information to the FTC related to the matters under investigation by it. We are cooperating with the FTC in an effort to supply the information required by the request without unduly burdening our resources. We cannot assure you that these efforts will be successful.

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

We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York. The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. We believe that the complaint is without merit and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) in August 2013 in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the “True Price” mark. We are seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. As the case has only recently reached the end of the fact discovery phase, the future outcome is not reasonably determinable; however, we expect to continue to incur significant legal fees related to our complaint filed against Sonic and to the complaint filed against us purportedly on behalf of automotive dealers who are not on the TrueCar platform.  Such legal fees could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar.com brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $31.7 million on sales and marketing for the three months ended March 31, 2015.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users. In the year ended December 31, 2014, approximately 42% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices and in the three months ended March 31, 2015, this figure grew to approximately 49%. The shift to mobile technology by our users may harm our business in the following ways:

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

Maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users perceive that we are not focused primarily on providing them with a better car-buying experience, our reputation and the strength of our brand will be adversely affected.

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

Substantially the entire computer hardware and communications and network infrastructure used to operate our website and mobile applications is located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

We had goodwill and intangible assets of $80.2 million at March 31, 2015. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the three and six months ending June 30, 2015 as well as the year ending December 31, 2015, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2015, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 63% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At March 31, 2015, approximately 81.7 million shares of our common stock were outstanding. In addition, as of March 31, 2015, there were 24.9 million shares underlying options and 0.8 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

If a large enough number of shares become subject to pledging arrangements, then the forced sale of shares of our common stock by the relevant financial institutions as a result of a decline in the market price of our common stock could cause a further decline in the market price of the stock.  See the risk factor entitled “Mr. Painter has borrowed against and pledged shares of our common stock to secure a loan. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business,” below.

Stockholders owning a substantial portion of our total outstanding shares are entitled, under contracts providing for registration rights and subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Mr. Painter has borrowed against and pledged shares of our common stock to secure a loan. The forced sale of these shares pursuant to a margin call could cause our stock price to decline and negatively impact our business.

Beginning in February 2015, Bank of America has made extensions of credit in the aggregate amount of $10 million to Scott Painter and the Scott Painter Revocable Living Trust dated August 20, 2014 (the “Trust”). The extension of credit is available for a one-year period with an option to renew.

The loan is secured by pledges of a portion of the TrueCar common stock currently owned by Mr. Painter and the Trust. The terms of the loan were negotiated directly between Mr. Painter and Bank of America. The loan requires Mr. Painter maintain collateral of adequate value. If the price of our common stock declines, Mr. Painter may be forced by Bank of America to provide additional collateral for the loan or to sell shares of TrueCar common stock in order to remain within the margin limitations imposed under the terms of his loan. While we are not a party to this loan, which is full recourse against Mr. Painter and the Trust, Mr. Painter has committed to provide alternative collateral and take other efforts in order to avoid a forced sale of the collateral. It is possible that other executive officers may enter similar pledging arrangements in the future.

In the event that Mr. Painter, or any other executive officer, is forced to sell shares of TrueCar common stock as a means to avoid or satisfy a margin call, either due to a decline in our stock price or for other reasons, that action and its disclosure may cause the price of our common stock to decline further.

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

In March 2015, we issued 959,676 shares of our common stock to an investor upon the exercise of a warrant to purchase common stock at an exercise price of $6.02 per share. The exercise was pursuant to a cashless exercise provision and resulted in no proceeds to the Company. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act promulgated thereunder. An appropriate restrictive legend was placed on the stock certificate.

Item 6.   Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1	Second Amendment, dated February 18, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.	10-K File No. 001-36449	10.18	3/12/2015
10.2	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and between the Registrant and Silicon Valley Bank.	10-K File No. 001-36449	10.22	3/12/2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1)

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUECAR, INC.

Date:	May 12, 2015	By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2015	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2015	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)