Form 10-Q
period 2015-06-30
TrueCar, Inc.
filed 2015-08-12
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3807511 (I.R.S. Employer Identification Number)

120 Broadway, Suite 200
Santa Monica, California 90401
(800) 200-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 5, 2015, 82,375,077 shares of the registrant’s common stock were outstanding.

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

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our nationwide network of TrueCar Certified Dealers;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to drive adoption of our services by consumers and increase traffic and transactions on our platform;

•	our ability to anticipate or adapt to future changes in our industry;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our ability to adequately protect our intellectual property;

•	our ability to successfully resolve litigation to which we are subject;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and

•	our liquidity and working capital requirements.
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$125,969	$147,539
Accounts receivable, net of allowances of $2,648 and $2,069 at June 30, 2015 and December 31, 2014, respectively (includes related party receivables of $1,988 and $1,865 at June 30, 2015 and December 31, 2014, respectively)	30,627	28,748
Prepaid expenses (includes related party prepaid expenses of $1,788 and $906 at June 30, 2015 and December 31, 2014, respectively)	8,533	5,193
Other current assets (includes deposits paid to a related party of $570 and $0 at June 30, 2015 and December 31, 2014, respectively)	3,106	3,040
Total current assets	168,235	184,520
Property and equipment, net	60,362	30,731
Goodwill	53,270	53,270
Intangible assets, net	25,881	27,949
Other assets	691	482
Total assets	$308,439	$296,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,190 and $4,954 at June 30, 2015 and December 31, 2014, respectively)	$12,683	$12,826
Accrued employee expenses	5,820	14,245
Accrued expenses and other current liabilities (included related party accrued expenses of $190 and $0 at June 30, 2015 and December 31, 2014, respectively)	14,086	11,783
Total current liabilities	32,589	38,854
Deferred tax liabilities	2,496	2,245
Lease financing obligations, net of current portion	26,535	6,093
Other liabilities	572	562
Total liabilities	62,192	47,754
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2015 and December 31, 2014; 82,254,303 and 79,811,769 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	483,590	460,179
Accumulated deficit	(237,351)	(210,989)
Total stockholders’ equity	246,247	249,198
Total liabilities and stockholders’ equity	$308,439	$296,952
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$65,291	$50,497	$123,845	$94,427
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $0 for the three months ended June 30, 2015 and 2014, and $0 and $405 for the six months ended June 30, 2015 and 2014, respectively)	5,927	4,137	11,718	7,858
Sales and marketing (includes related party expenses of $6,253 and $4,507 for the three months ended June 30, 2015 and 2014, and $10,171 and $7,843 for the six months ended June 30, 2015 and 2014, respectively)	40,457	33,292	72,166	61,059
Technology and development	10,979	8,513	20,739	15,843
General and administrative	18,407	16,439	37,176	27,955
Depreciation and amortization	4,119	2,972	8,044	6,086
Total costs and operating expenses	79,889	65,353	149,843	118,801
Loss from operations	(14,598)	(14,856)	(25,998)	(24,374)
Interest income	24	10	44	27
Interest expense	(118)	(131)	(163)	(301)
Other income	3	10	14	10
Loss before provision for income taxes	(14,689)	(14,967)	(26,103)	(24,638)
Provision for income taxes	50	67	259	317
Net loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)

Net loss per share, basic and diluted	$(0.18)	$(0.22)	$(0.32)	$(0.39)
Weighted average common shares outstanding, basic and diluted	82,012	67,784	81,241	63,962
Other comprehensive loss:
Comprehensive loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2014	79,811,769	$8	$460,179	$(210,989)	$249,198
Net loss	—	—	—	(26,362)	(26,362)
Stock-based compensation	—	—	19,295	—	19,295
Issuance of warrants and change in fair value of unvested warrants relating to marketing agreements	—	—	(480)	—	(480)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,482,858	—	4,596	—	4,596
Balance at June 30, 2015	82,254,303	$8	$483,590	$(237,351)	$246,247
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(26,362)	$(24,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,020	5,875
Deferred income taxes	251	317
Bad debt expense and other reserves	172	109
Stock-based compensation	18,620	11,540
Common stock warrant expense	(480)	4,668
Imputed interest on notes receivable	—	10
Interest income on notes receivable	—	(18)
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	—	236
Loss on disposal of fixed assets	25	211
Changes in operating assets and liabilities:
Accounts receivable	(2,051)	(6,183)
Prepaid expenses	(3,340)	(3,319)
Other current assets	351	457
Other assets	(209)	(62)
Accounts payable	(274)	491
Accrued employee expenses	(8,192)	(410)
Accrued expenses and other liabilities	1,001	4,700
Other liabilities	11	(97)
Net cash used in operating activities	(12,457)	(6,430)
Cash flows from investing activities
Purchase of property and equipment	(14,032)	(4,790)
Purchase of intangible assets	—	(350)
Notes receivable from related parties	—	(60)
Repayment of notes receivable from related parties	—	3,761
Net cash used in investing activities	(14,032)	(1,439)
Cash flows from financing activities
Payments of initial public offering costs	—	69,674
Repayments under credit agreement	—	(5,000)
Proceeds from exercise of common stock options	5,206	1,760
Exercise of warrants	—	9,461
Taxes paid related to net share settlement of equity awards	(610)	—
Proceeds from financing obligation drawdown	345	—
Payments related to build-to-suit financing obligations	(22)	—
Net cash provided by financing activities	4,919	75,895
Net (decrease) increase in cash and cash equivalents	(21,570)	68,026
Cash and cash equivalents at beginning of period	147,539	43,819
Cash and cash equivalents at end of period	$125,969	$111,845
Supplemental disclosures of non-cash activities
Recognition of leased facility asset acquired and lease financing obligation	22,871	—
Stock-based compensation capitalized for software development	675	614
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	(257)	370
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
ALG provides forecasts and consulting services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. ALG also obtains automobile purchase data from a variety of sources and uses this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
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
Revision of Prior Period Amounts
The Company has identified and corrected immaterial errors in its prior period disclosures of related party cost of revenue and related party sales and marketing expense. The parenthetical information within the consolidated statement of comprehensive loss for the three and six months ended June 30, 2014 and Note 12 presented herein have been revised to reflect the correction of this error. The results of this correction were a decrease to related party sales and marketing expenses of $2.3 million and $3.2 million, respectively, for the three and six months ended June 30, 2014.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018, with early adoption beginning January 1, 2017. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

3.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2015		At December 31, 2014
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$125,294	$125,294	$145,284	$145,284
Total Assets	$125,294	$125,294	$145,284	$145,284

4.	Property and Equipment, net
Property and equipment consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Computer equipment, software, and internally developed software	$46,315	$37,110
Furniture and fixtures	2,764	2,335
Leasehold improvements	6,007	4,611
Capitalized facility leases	29,743	6,599
	84,829	50,655
Less: Accumulated depreciation	(24,467)	(19,924)
Total property and equipment, net	$60,362	$30,731
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it has taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at June 30, 2015 and December 31, 2014, the Company has capitalized $29.7 million and $6.6 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties and additions for capitalized interest incurred during the construction periods and capitalized costs related to structural improvements to the building. For the three and six months ended June 30, 2015, the Company capitalized approximately $0.5 million and $1.2 million of interest costs related to the Premises, respectively. Additionally, at June 30, 2015 and December 31, 2014, the Company recognized a corresponding lease financing obligation of approximately $28.4 million and $6.6 million, respectively. Refer to Note 7 for additional information. Normal leasehold improvements related to the facilities are recorded in leasehold improvements in the table above.
Included in the table above are property and equipment of $24.4 million and $8.1 million at June 30, 2015 and December 31, 2014, respectively, which are capitalizable, but had not yet been placed in service. The $24.4 million balance at June 30, 2015 was comprised primarily of the Santa Monica capitalized facility lease of $22.6 million. The $8.1 million balance at December 31, 2014 was comprised primarily of the San Francisco capitalized facility lease of $6.6 million.
Total depreciation and amortization expense of property and equipment was $3.1 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. Total depreciation and amortization expense of property and equipment was $6.0 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.
Amortization of internal use capitalized software development costs was $2.2 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of internal use capitalized software development costs was $4.1 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

5.	Intangible Assets
Intangible assets consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(12,312)	$18,778
Customer relationships	6,300	(2,872)	3,428
Tradenames	4,900	(1,225)	3,675
Total	$42,290	$(16,409)	$25,881

	At December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(10,788)	$20,302
Customer relationships	6,300	(2,491)	3,809
Tradenames	4,900	(1,062)	3,838
Total	$42,290	$(14,341)	$27,949
Amortization expense for the three months ended June 30, 2015 and 2014 was $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $2.1 million and $2.2 million, respectively.
Amortization expense with respect to intangible assets at June 30, 2015 for each of the five years through December 31, 2019 and thereafter is as follows (in thousands):

Six months ending December 31, 2015	$2,066
2016	4,041
2017	3,862
2018	3,861
2019	3,791
Thereafter	8,260
Total amortization expense	$25,881

6.	Credit Facility
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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At June 30, 2015, the Company was in compliance with all financial covenants.
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
At June 30, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility and the amount available was $35.0 million.

7.	Commitments and Contingencies
Office Lease Commitments
At June 30, 2015, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030.
The Company recorded rent expense of $1.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, total rent expense was $2.1 million and $1.3 million, respectively.
San Francisco Office Lease
In May 2014, the Company entered into a new facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014 of $7.0 million. In connection with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.
The Company concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At June 30, 2015 and December 31, 2014, the Company has capitalized $7.1 million and $6.6 million, respectively, in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $6.4 million and $6.6 million, respectively.
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
The Company has concluded that it is deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognizes increases in the asset as additional building costs are incurred during the construction period. Additionally, imputed interest is capitalized during the construction period. At June 30, 2015, the Company has capitalized $22.6 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $22.0 million.
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
Also in February 2015, the Company amended an office lease for approximately 5,000 square feet in Santa Monica, California to extend the lease term from May 2016 to March 2020. Additionally, in March 2015 the Company leased approximately 7,000 additional square feet through March 2020. The cumulative base rent over the lease term is expected to be approximately $3.6 million.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, other than as described below.
The Company filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) on August 9, 2013 in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the “True Price” mark. The Company is seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. On July 29, 2015, the Company and Sonic reached an agreement in principle to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, we entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic will discontinue use of the “True Price” mark and will transfer all of its rights to that mark to the Company, and the lawsuit will be dismissed.
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. The Company believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome, or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The Company believes that the complaint is without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. The complaint in the Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s financial statements were materially false and misleading at all relevant times. The complaint asserts a putative class period stemming from May 16, 2014 to May 20, 2015. The Company believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On July 30, 2015, the Company was named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles by numerous automotive dealers who are participating on the TrueCar platform (the "Participating Dealer Litigation"). The complaint in the Participating Dealer Litigation seeks declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. The Company believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.

Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At June 30, 2015 and December 31, 2014, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.	Stockholders’ Equity
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
For the three months ended June 30, 2015 and 2014, the Company recognized expense of $0.1 million and $1.6 million related to warrants to purchase 17,332 shares and 201,056 shares of common stock that have been earned and are vested, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized expense of $0.1 million and $1.9 million related to warrants to purchase 19,998 shares and 340,558 shares of common stock that have been earned and are vested, respectively.
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
For the three months ended June 30, 2014, the Company recognized $0.4 million of expense related to 104,992 warrants earned. For the six months ended June 30, 2014, the Company recognized $2.3 million of expense related to 343,665 warrants earned. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

Warrants Issued to Vulcan
In November 2013, in a private placement to Vulcan Capital Growth Equity LLC (“Vulcan”), the Company issued a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires in November 2015. The warrant remains outstanding as of June 30, 2015.
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
For the three and six months ended June 30, 2015, the Company recorded a reduction in warrant expense of $0.4 million and $0.6 million, respectively, due to the remeasurement to fair value of the unvested warrants and warrants earned during the period, which was primarily related to the reduction in the Company’s stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. For the three and six months ended June 30, 2014, the Company recognized expense of $0.4 million and $0.4 million, respectively. At June 30, 2015 and December 31, 2014, warrants earned under this agreement totaled 114,583 shares and 33,333 shares, respectively.

9.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2014	25,589,876	$9.79	7.55
Granted	1,538,184	16.17
Exercised	(1,268,087)	4.11
Canceled/forfeited	(509,987)	12.14
Outstanding at June 30, 2015	25,349,986	$10.41	7.26
At June 30, 2015, total remaining stock-based compensation expense for unvested stock option awards was $57.4 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for stock option awards of $7.3 million and $7.1 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for stock option awards of $14.3 million and $11.2 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2014	827,997	$12.36
Granted	825,884	15.92
Vested	(256,025)	15.17
Canceled/forfeited	(126,552)	11.44
Non-vested — June 30, 2015	1,271,304	$14.20
At June 30, 2015, total remaining stock-based compensation expense for non-vested restricted stock units is $14.5 million, which is expected to be recognized over a weighted-average period of 3.5 years. The Company recorded $1.8 million and $0.3 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2015 and 2014, respectively. The Company recorded $4.3 million and $0.3 million in stock-based compensation expense for restricted stock units for the six months ended June 30, 2015 and 2014, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenue	$187	$113	$364	$163
Sales and marketing	1,218	1,307	2,608	2,344
Technology and development	1,227	1,156	2,153	1,865
General and administrative	6,535	4,820	13,495	7,168
Total stock-based compensation expense	9,167	7,396	18,620	11,540
Amount capitalized to internal software use	344	321	675	614
Total stock-based compensation cost	$9,511	$7,717	$19,295	$12,154

10.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.1 million income tax expense for the three months ended June 30, 2015 and 2014. The Company recorded $0.3 million income tax expense for the six months ended June 30, 2015 and 2014.
There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2015, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities. During the second quarter of 2015, the Company settled an IRS tax examination for the 2011 and 2012 tax years. Given the Company’s net operating losses, the IRS tax examination adjustments did not result in a tax assessment. The Company believes its income tax accruals at June 30, 2015 are reasonable.

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)
Weighted-average common shares outstanding	82,012	67,784	81,241	63,962
Net loss per share - basic and diluted	$(0.18)	$(0.22)	$(0.32)	$(0.39)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2015 and 2014 (in thousands):

	June 30,
	2015	2014

Options to purchase common stock	25,350	26,665
Common stock warrants	2,492	3,981
Non-vested restricted stock awards	1,271	741
Total shares excluded from net loss per share	29,113	31,387

12.	Related Party Transactions
Transactions with Stockholders
In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue for the six months ended June 30, 2014 were $0.4 million.
Service Provider
An executive officer of the Company is an officer of a firm that provides marketing services to the Company. For the three months ended June 30, 2015 and 2014, the Company recorded sales and marketing expense of $2.8 million and $1.3 million, respectively, related to this marketing firm. For the six months ended June 30, 2015 and 2014, the Company recorded sales and marketing expenses of $4.1 million and $1.6 million, respectively. At June 30, 2015 and December 31, 2014, the Company recorded $1.8 million and $0.9 million in prepaid expenses related to this marketing firm. At June 30, 2015, the Company recorded $0.6 million in other current assets for deposits paid to this marketing firm. The Company had no other current assets related to this marketing firm at December 31, 2014. The Company had amounts due to this marketing firm of $0.2 million at June 30, 2015. No amounts were due to this marketing firm at December 31, 2014. Additionally, for the three and six months ended June 30, 2015, the Company capitalized as property and equipment amounts paid to this marketing firm of $0.6 million. No amounts paid to this marketing firm were capitalized for the three and six months ended June 30, 2014.
Transactions with USAA
A former member of the Company’s board of directors is the current Head of Corporate Development at USAA, the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at June 30, 2015 and December 31, 2014 of $2.0 million and $1.9 million, respectively. In addition, the Company has amounts due to USAA at June 30, 2015 and December 31, 2014 of $4.2 million and $4.7 million, respectively. The Company recorded sales and marketing expense of $3.5 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8). The Company recorded sales and marketing expenses of $6.1 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively.

13.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis. Data and other revenue as disclosed in prior periods is now referred to as "forecasts, consulting and other revenue" as the Company believes this description is more accurate and reflective of the actual service offerings that the Company provides.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Transaction revenue	$60,408	$46,127	$114,676	$86,119
Forecasts, consulting and other revenue	4,883	4,370	9,169	8,308
Total revenues	$65,291	$50,497	$123,845	$94,427

14.	Subsequent Events
On August 4, 2015, the Company and Sonic entered into a settlement agreement. Pursuant to the settlement agreement, Sonic will discontinue use of the “True Price” mark and will transfer all of its rights to that mark to the Company, and the lawsuit will be dismissed.
On July 30, 2015, the Company was named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles by numerous automotive dealers who are participating on the TrueCar platform. Refer to Note 7 herein for further details of this lawsuit.

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
Our subsidiary, ALG, Inc., provides forecasts and consulting services regarding determination of the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios.
During the three months ended June 30, 2015, we generated revenues of $65.3 million and recorded a net loss of $14.7 million. Of the $65.3 million in revenue, $60.4 million or 92.5%, consisted of transaction revenues with the remaining $4.9 million, or 7.5%, derived primarily from forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from forecasts and consulting services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.
Growth in revenue in the second quarter of 2015 slowed as compared to the growth we experienced in the second quarter of 2014. However, our revenue continues to increase, and revenue in the second quarter of 2015 is higher than any prior quarter. We intend to increase the number of transactions on our platform, and thereby revenue, by re-focusing on the core experience to enhance the overall user experience and its effectiveness with consumers, providing consumers with the ability to control the entire car-buying experience using their mobile devices and highlighting the benefits of working with TrueCar Certified Dealers in a more direct way throughout the experience. Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car-buying and car-ownership experience.
We also seek to grow traffic to TrueCar.com and our TrueCar branded mobile applications by building our brand through marketing campaigns that emphasize the value of trust and transparency in the car-buying process and the benefits of transacting with TrueCar Certified Dealers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average Monthly Unique Visitors	5,953,061	4,189,926	5,736,648	4,062,848
Units(1)	190,358	149,527	358,917	275,507
Monetization	$317	$308	$320	$313
Franchise Dealer Count	9,300	7,682	9,300	7,682
Transaction Revenue Per Franchise Dealer	$6,563	$6,195	$12,727	$12,017

(1)
We issued full credits of the amount originally invoiced with respect to 2,802 and 3,053 units during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, we issued full credits of the amount originally invoiced with respect to 5,561 and 5,196 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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
The number of average monthly unique visitors increased 42.1% to approximately 6.0 million in the three months ended June 30, 2015 from approximately 4.2 million in the same period of 2014. The number of average monthly unique visitors increased 41.2% to 5.7 million in the six months ended June 30, 2015 from 4.1 million in the same period of 2014. We attribute the growth in our average monthly unique visitors principally to increased television, radio and digital marketing advertising campaigns that have led to increased brand awareness as well as to increased traffic from our affinity group marketing partners.
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
On occasion we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in substantially all cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error.
The number of units increased 27.3% to 190,358 in the three months ended June 30, 2015 from 149,527 in the three months ended June 30, 2014. The number of units increased 30.3% to 358,917 in the six months ended June 30, 2015 from 275,507 in the same period of the prior year. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 2.9% to $317 during the three months ended June 30, 2015 from $308 for the same period in 2014. For the six months ended June 30, 2015, our monetization increased 2.2% to $320 from $313 for the same period in 2014. The increases in monetization are primarily a result of improved subscription pricing optimization, growth in the independent dealer channel, and growth in the used mix. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 9,300 at June 30, 2015 from 8,501 at December 31, 2014 and 7,682 at June 30, 2014. We attribute this growth in our franchise dealer count to the continued effectiveness of our dealer sales team, increased brand awareness, and product enhancements.
Transaction Revenue Per Franchise Dealer
We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer increased 5.9% to $6,563 during the three months ended June 30, 2015 from $6,195 for the same period in 2014. For the six months ended June 30, 2015, our transaction revenue per franchise dealer increased to $12,727 from $12,017 in the same period of the prior year, reflecting an increase of 5.9%.
The increases in the current year period over the prior year period primarily reflect an increase in units which were attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.
Non-GAAP Financial Measures
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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in respect of our litigation against Sonic Automotive Holdings, Inc. or the costs to defend ourselves in the New York Lanham Act Litigation, the CNCDA Litigation and the Securities Litigation, as further described in Note 7 to our condensed consolidated financial statements included herein;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflect a non-recurring legal settlement in favor of the Company;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently from how we do, limiting its usefulness as a comparative measure.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)
Non-GAAP adjustments:
Interest income	(24)	(10)	(44)	(27)
Interest expense	118	131	163	301
Depreciation and amortization	4,119	2,972	8,044	6,086
Stock-based compensation	9,167	7,396	18,620	11,540
IPO-related expenses	—	3,717	—	3,717
Warrant expense (reduction)	(333)	2,280	(480)	4,615
Ticker symbol acquisition costs	—	—	—	803
Certain litigation costs	2,119	254	4,562	374
Provision for income taxes	50	67	259	317
Adjusted EBITDA	$477	$1,773	$4,762	$2,771

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)
Non-GAAP adjustments:
Stock-based compensation	9,167	7,396	18,620	11,540
IPO-related expenses	—	3,717	—	3,717
Warrant expense (reduction)	(333)	2,280	(480)	4,615
Ticker symbol acquisition costs	—	—	—	803
Certain litigation costs	2,119	254	4,562	374
Non-GAAP net income (loss)	$(3,786)	$(1,387)	$(3,660)	$(3,906)

Components of Operating Results
Revenues
Our revenues are comprised of transaction revenue, and forecasts, consulting and other revenue.
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
 Forecasts, Consulting and Other Revenue. "Data and other revenue" as disclosed in prior periods is now referred to as "forecasts, consulting and other revenue," as we believe this description is more accurate and reflective of the actual service offerings that we provide. We derive this type of revenue primarily from the provision of forecasts and consulting services to the automotive and financial services industries through our ALG subsidiary. The forecasts and consulting services that ALG provides typically relate to the determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. Our customers generally pay us for these services as information is delivered to them.

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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2015 and December 31, 2014 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and six months ended June 30, 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$65,291	$50,497	$123,845	$94,427
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,927	4,137	11,718	7,858
Sales and marketing	40,457	33,292	72,166	61,059
Technology and development	10,979	8,513	20,739	15,843
General and administrative	18,407	16,439	37,176	27,955
Depreciation and amortization	4,119	2,972	8,044	6,086
Total costs and operating expenses	79,889	65,353	149,843	118,801
Loss from operations	(14,598)	(14,856)	(25,998)	(24,374)
Interest income	24	10	44	27
Interest expense	(118)	(131)	(163)	(301)
Other income, net	3	10	14	10
Loss before provision for income taxes	(14,689)	(14,967)	(26,103)	(24,638)
Provision for income taxes	50	67	259	317
Net loss	$(14,739)	$(15,034)	$(26,362)	$(24,955)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$477	$1,773	$4,762	$2,771
Non-GAAP net income (loss)	$(3,786)	$(1,387)	$(3,660)	$(3,906)

Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Transaction revenue	$60,408	$46,127	$114,676	$86,119
Forecasts, consulting and other revenue	4,883	4,370	$9,169	$8,308
Revenues	$65,291	$50,497	$123,845	$94,427
Three months ended June 30, 2015 compared to three months ended June 30, 2014. The increase in our revenues of $14.8 million or 29.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.5% and 7.5%, respectively, of revenues for the three months ended June 30, 2015 as compared to 91.3% and 8.7%, respectively, for the same period in 2014. The increase in transaction revenue for the three months ended June 30, 2015 primarily reflected a 27.3% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 42.1% to 6.0 million for the three months ended June 30, 2015 from 4.2 million for the same period in 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our franchise dealer count grew 21.1% from 7,682 at June 30, 2014 to 9,300 at June 30, 2015, reflecting the ongoing adoption of our service among dealers. Our monetization increased 2.9% to $317 during the three months ended June 30, 2015 from $308 for the same period in 2014, primarily as a result of growth in our independent dealer network and reflected improved pricing with our TrueCar Certified Dealers and independent dealer network during the three months ended June 30, 2015. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 11.7% increase in forecasts, consulting and other revenue for the three months ended June 30, 2015 as compared to three months ended June 30, 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. The increase in our revenues of $29.4 million, or 31.2% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily reflected an increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.6% and 7.4%, respectively of the revenues for the six months ended June 30, 2015 as compared to 91.2% and 8.8%, respectively, for the same period in 2014. The increase in transaction revenue for the six months ended June 30, 2015 primarily reflected a 30.3% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 41.2% to 5.7 million for the six months ended June 30, 2015 from 4.1 million for the same period in 2014, reflecting our increased advertising expenses, which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 2.2% to $320 during the six months ended June 30, 2015 from $313 for the same period in 2014, primarily as a result of growth in our independent dealer network and reflected improved pricing with our TrueCar Certified Dealers and independent dealer network during the six months ended June 30, 2015. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 10.4% increase in forecasts, consulting and other revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,927	$4,137	$11,718	$7,858
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.1%	8.2%	9.5%	8.3%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Cost of revenue increased $1.8 million or 43.3% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase is primarily due to a $1.2 million increase in data costs and licensing fees to support the growth of our business and a $0.4 million increase in employee salaries and related expenses.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Cost of revenue increased $3.9 million or 49.1% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase is primarily due to a $2.8 million increase in data costs and licensing fees to support the growth of our business, a $0.7 million increase in employee salaries and related expenses, and a $0.3 million increase in stock-based compensation due to additional stock-based awards. Although we expect our cost of revenue to increase in dollar amount as we add additional data sources, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing expenses	$40,457	$33,292	$72,166	$61,059
Sales and marketing expenses as a percentage of revenues	62.0%	65.9%	58.3%	64.7%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Sales and marketing expenses increased $7.2 million or 21.5% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase primarily reflected a $6.3 million increase in advertising and promotional activities primarily related to increased television, radio and online marketing spend to grow the TrueCar.com brand, including $0.9 million associated with a co-branded marketing campaign with USAA and a $0.5 million write-off of several creative assets that we determined we would not use going forward. Additionally, other increases in sales and marketing expenses include a $1.4 million increase in salaries and employee related expenses primarily due to our increased headcount and a $0.4 million increase in affinity partner marketing fees related to higher unit sales. These increases in sales and marketing expenses were partially offset by a decrease of $1.2 million in warrant expense related to the changes in the warrant’s fair value during the service period, resulting primarily from a decrease in the Company’s common stock price, and to fewer warrants earned under an affinity group marketing agreement. Our sales and marketing expenses as a percentage of revenues decreased to 62.0% for the three months ended June 30, 2015 compared to 65.9% for the same period in 2014, primarily as a result of revenues growing at a higher rate than our sales and marketing expenses. We expect sales and marketing expenses to continue to increase in absolute dollars due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Sales and marketing expenses increased $11.1 million or 18.2% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase primarily reflected a $10.9 million increase in advertising and promotional activities related to increased television, radio and online marketing spend to grow the TrueCar.com brand, a $2.1 million increase in salaries and employee related expenses primarily due to our increased headcount, and a $1.6 million increase in affinity partner marketing fees related to higher unit sales. These increases in sales and marketing expenses were partially offset by a decrease of $3.3 million in warrant expense related to the changes in the warrant’s fair value during the service period, resulting primarily from a decrease in the Company’s common stock price, and to fewer warrants earned under an affinity group marketing agreement. The increase was also partially offset by a $0.8 million decrease associated with our one-time purchase of our ticker symbol “TRUE” in the six months ended June 30, 2014.  Our sales and marketing expenses as a percentage of revenues decreased to 58.3% for the six months ended June 30, 2015 compared to 64.7% for the same period in 2014, primarily as a result of revenues growing at a higher rate than our sales and marketing expenses.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Technology and development expenses	$10,979	$8,513	$20,739	15,843
Technology and development expenses as a percentage of revenues	16.8%	16.9%	16.7%	16.8%
Capitalized software costs	$4,004	$2,559	$7,479	$4,550
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Technology and development expenses increased $2.5 million or 29.0% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase reflected $2.4 million in increased salaries and employee related expenses due to our increased headcount and a $0.5 million increase in software license and hosting expenses. These increases in technology and development expenses were partially offset by a $0.7 million increase in the amount of salaries and related expenses capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs increased $1.4 million primarily due to a $0.7 million increase in third-party software costs and a $0.7 million increase in the amount of salaries and related expenses capitalized for the development of internal use software. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Technology and development expenses increased $4.9 million or 30.9% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase reflected $3.9 million in increased salaries and employee related expenses due to our increased headcount, a $1.5 million increase in software license and hosting expenses, and a $0.4 million increase in stock-based compensation due to additional stock-based awards. These increases in technology and development expenses were partially offset by a $1.0 million increase in the amount of salaries and related expenses capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs increased $2.9 million primarily due to a $1.9 million increase in third-party software costs and a $1.0 million increase in the amount of salaries and related expenses capitalized for the development of internal use software.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
General and administrative expenses	$18,407	$16,439	$37,176	$27,955
General and administrative expenses as a percentage of revenues	28.2%	32.6%	30.0%	29.6%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. General and administrative expenses increased $2.0 million or 12.0% for the three months ended June 30, 2015 as compared to three months ended June 30, 2014. The increase reflected $1.7 million in increased stock-based compensation due to additional stock-based awards and $1.5 million in increased professional fees. The increase in professional fees is primarily due to $1.8 million in increased legal fees primarily related to litigation as further discussed in Note 7 to our condensed consolidated financial statements. These increases are partially offset by a decrease of $1.5 million in employee related expenses primarily due to a liquidity bonus paid to a certain executive in connection with our IPO in 2014 that did not recur in 2015. We expect our general and administrative expenses to increase in dollar amount as we increase the headcount in our financial, accounting, and legal organizations and as we add resources to support the anticipated growth of our business and our public company reporting requirements. Additionally, we expect to continue to incur significant legal fees related to ongoing litigation.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. General and administrative expenses increased $9.2 million or 33.0% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase reflected $6.3 million in increased stock-based compensation due to additional stock-based awards and $2.5 million in increased professional fees. The increase in professional fees is primarily due to $3.5 million in increased legal fees primarily related to ongoing litigation, which were partially offset by lower accounting and consulting fees of $1.0 million.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Depreciation and amortization expenses	$4,119	$2,972	$8,044	$6,086
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Depreciation and amortization expenses increased $1.1 million or 38.6% for the three months ended June 30, 2015 compared to three months ended June 30, 2014. The increase is primarily related to growth in capitalized software costs. We expect our depreciation and amortization expenses to continue to be affected by the amount of our investment in capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Six months ended June 30, 2015 compared to six months ended June 30, 2014. Depreciation and amortization expenses increased $2.0 million or 32.2% for the six months ended June 30, 2015 compared to six months ended June 30, 2014. The increase is primarily related to growth in capitalized software costs.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Interest expense	$118	$131	$163	$301
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Interest expense decreased $13 thousand or 9.9% for the three months ended June 30, 2015 as compared to three months ended June 30, 2014, primarily due to a decrease in interest on our outstanding balance of our short-term borrowings as we had no short-term borrowings during the three months ended June 30, 2015. This decrease was partially offset by interest expense incurred on our lease financing obligation of our San Francisco leased space. We expect interest expense on our lease financing obligation to increase in future periods as construction is completed on our build-to-suit leases.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Interest expense decreased $0.1 million or 45.8% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a decrease in interest on our outstanding balance of our short-term borrowings as we had no short-term borrowings during the six months ended June 30, 2015. This decrease was partially offset by four month’s interest expense incurred on our lease financing obligation upon construction completion of our San Francisco leased space in the beginning of March 2015.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(dollars in thousands)
Provision for income taxes	$50	$67	$259	$317
Our provision for income taxes for the three and six months ended June 30, 2015 and 2014 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $126.0 million.
We have incurred cumulative losses of $237.4 million from our operations through June 30, 2015, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We had previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2014.
In February 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at June 30,

2015. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2015	2014
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(12,457)	$(6,430)
Net cash used in investing activities	(14,032)	(1,439)
Net cash provided by financing activities	4,919	75,895
Net (decrease) increase in cash and cash equivalents	$(21,570)	$68,026
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the six months ended June 30, 2015 was $12.5 million. This was primarily due to our net loss of $26.4 million, which, adjusted for non-cash items, including depreciation and amortization expense of $8.0 million and stock-based compensation expense of $18.6 million, resulted in $0.2 million in cash provided by operations. This was offset by a decrease of $12.7 million in changes to operating assets and liabilities, which primarily reflected a decrease of $8.2 million in accrued employee expenses primarily related to bonus payments made in the first quarter of 2015, an increase of $3.3 million in prepaid expenses primarily due to prepaid media advertising spend, and an increase of $2.1 million in accounts receivable primarily related to increased revenues. These were partially offset by a $1.0 million increase in accrued expenses and other liabilities primarily due to increased legal fees.
Cash used in operating activities for the six months ended June 30, 2014 was $6.4 million, primarily a result of our net loss of $25.0 million, which, adjusted for non-cash items, including depreciation and amortization expense of $5.9 million, stock-based compensation expense of $11.5 million, and warrant expense of $4.7 million, resulted in $2.0 million in cash used in operations, and a result of a $4.4 million used due to changes in operating assets and liabilities. This $4.4 million use of cash reflects a $6.2 million increase in accounts receivable as a result of our increased revenues and a $3.3 million increase in prepaid expenses primarily associated with our increased media advertising spend, and was partially offset by an increase of $4.7 million in other accrued expenses primarily associated with our increased marketing spend and increased legal, accounting and other professional fees for the six months ended June 30, 2014.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, and the acquisition of other intangible assets.
Cash used in investing activities of $14.0 million for the six months ended June 30, 2015 resulted primarily from $7.6 million of investments in software, $4.4 million of investments in furniture, leasehold, and facility improvements primarily associated with our San Francisco and Santa Monica office spaces, and $2.0 million of investment in computers.
Cash used in investing activities of $1.4 million for the six months ended June 30, 2014 primarily resulted from investments in capitalized software development and property and equipment of $4.8 million and was partially offset by $3.8 million of repayments on notes receivable from related parties.
Financing Activities
Cash provided by financing activities of $4.9 million for the six months ended June 30, 2015 primarily reflects $4.6 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $0.3 million tenant improvement reimbursement related to a build-to-suit lease.
Cash provided by financing activities of $75.9 million for the six months ended June 30, 2014 reflects $69.7 million of proceeds from the initial public offering, $9.5 million of proceeds from the exercise of warrants and $1.8 million of proceeds from the exercise of stock options, which was partially offset by the payment of the Revolving Line of Credit for $5.0 million.

Contractual Obligations and Known Future Cash Requirements
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
Off-Balance Sheet Arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
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
Interest Rate Risk
We had cash and cash equivalents of $126.0 million at June 30, 2015, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of June 30, 2015, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1. Legal Proceedings
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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute.
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
Our revenue grew from $38.1 million in 2010 to $206.6 million in 2014 and from $50.5 million and $94.4 million for the three and six months ended June 30, 2014 to $65.3 million and $123.8 million for the three and six months ended June 30, 2015.  We expect that, in the future, as our revenue increases, our rate of growth will decline.  In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

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
We may not successfully accomplish any of these objectives.  We plan to continue our investment in future growth.  We expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	product development; including investments in our product development team and the development of new products and new features for existing products; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.
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
We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers, dealer management system, or DMS, data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay-per-sale billing model, we use this data to match purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.
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
We have not been profitable since inception and had an accumulated deficit of $237.4 million at June 30, 2015.  From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.
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
Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners.  Currently, a majority of the automobiles purchased by our users were matched to the car-buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationship with affinity groups might change in a manner that harms our business and financial performance, including:

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
The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest single stockholder. At June 30, 2015, USAA beneficially owned 14,513,335 shares, which represented 17.5% of our outstanding shares of common stock. In 2014, nearly 206,000 units, or 34.0% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. In the six months ended June 30, 2015, 110,410 units, or 31% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.
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
In May 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles. The complaint, filed by the California New Car Dealers Association, seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning this lawsuit, refer to the risk factor below, "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows."
In July 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles. The complaint, filed by numerous dealers participating on the TrueCar Platform, seeks declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
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
Federal Antitrust Laws
The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we obtain from dealers is competitively sensitive and, if disclosed inappropriately, could potentially be used by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network. For example, we were informed of an investigation by the FTC’s Bureau of Competition to determine whether firms in the retail automotive industry may have violated Section 5 of the Federal Trade Commission Act by agreeing to refuse to deal with us. We received a Civil Investigative Demand dated February 11, 2014 requesting that we produce certain documents and information to the FTC related to the matters under investigation by it. We responded to the request and consider the matter to be closed.
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
In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015,we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In July 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles by numerous automotive dealers who are participating on the TrueCar platform (the “Participating Dealer Litigation”). The complaint in the Participating Dealer Litigation seeks declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. We believe that the complaint is without merit and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. The complaint in the Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s financial statements were materially false and misleading at all relevant times. The complaint asserts a putative class period stemming from May 16, 2014 to May 20, 2015. We believe that the complaint is without merit and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, one such lawsuit has been instituted against us in the form of the Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In August 2013, we filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively "Sonic") in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the "True Price" mark. We are seeking an injunction prohibiting Sonic from using the "True Price" mark, as well as monetary damages incurred by TrueCar due to Sonic’s unlawful infringement. On July 29, 2015, we reached an agreement in principle with Sonic to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, we entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic will discontinue use of the “True Price” mark and will transfer all of its rights to that mark to TrueCar, and the lawsuit will be dismissed.
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation, the Securities Litigation, and may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.
We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to reach consumers and enable dealers to reach these consumers.

•	Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com, and Cars.com;

•	sites operated by automobile manufacturers such as General Motors and Ford;

•	providers of offline, membership-based car-buying services such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.
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
Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained from third parties to power certain aspects of the user experience on our platform. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we experience a material disruption in the data provided to us or if third-party data providers terminate their relationship with us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We are currently involved in a selection process for a new Chief Executive Officer and if this selection process is delayed our business could be negatively impacted.
On August 6, 2015, Scott Painter, Founder, Chief Executive Officer and Chairman of our board of directors, announced his intention to retire from his position as our Chief Executive Officer once a new Chief Executive Officer is selected, but in no event later than December 31, 2015. Our board of directors has initiated a search for a new Chief Executive Officer. We face intense competition for executive-level talent from a variety of sources, including from current and potential competitors in the technology and automotive industries, and it may be difficult to find a new Chief Executive Officer with the appropriate level of skill and experience on a timely basis. In addition, the selection process for a new Chief Executive Officer may create uncertainty about our business and future direction, and our ability to execute our business strategies and attract and retain key executives may be adversely affected. To the extent there is a material delay in choosing a new Chief Executive Officer, our business could be negatively impacted.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.
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
We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar.com brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $40.5 million and $72.2 million on sales and marketing for the three and six months ended June 30, 2015, respectively.
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
Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users. In the year ended December 31, 2014, approximately 42% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices and in the three and six months ended June 30, 2015, this figure grew to approximately 48%. The shift to mobile technology by our users may harm our business in the following ways:

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
Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and use of our products and services and adversely affect our brand. These concerns could also diminish the trust of existing and potential affinity group marketing partners. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.
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
We cannot assure you that we are able to provide a compelling car-buying experience to our users, and our failure to do so will mean that the number of transactions between our users and TrueCar Certified Dealers will decline and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

•	our ability to launch new products that are effective and have a high degree of consumer engagement;

•	our ability to constantly innovate and improve our existing products;

•
compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform, including honoring the TrueCar certificates submitted by our users; and

•	our access to a sufficient amount of data to enable us to provide relevant pricing information to consumers.
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
As we introduce or expand additional offerings for our platform, such as automobile trade-ins, financing, leasing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings, such as TrueTrade, and TrueCash, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.
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
Our unique visitors, revenue and operating results fluctuate due to seasonality.
Our revenue trends are a reflection of consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues will be affected by these seasonal trends. Our business will also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather events.

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
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” In addition, the Sarbanes-

Oxley Act and rules implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
As an “emerging growth company” we elect to avail ourselves of the exemption from the Sarbanes-Oxley Act. If we cease to be an “emerging growth company”, we will be required to comply with the Sarbanes-Oxley Act, which requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, we may be required to evaluate our systems and processes and test our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
We had goodwill and intangible assets of $79.2 million at June 30, 2015. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.
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
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the three and six months ended June 30, 2015 as well as the year ending December 31, 2015, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. In the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of June 30, 2015, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 68% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. As described in the risk factor above entitled "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows," one such lawsuit has been instituted against us in the form of the Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information concerning the Securities Litigation, refer to the risk factor above, "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.
The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At June 30, 2015, approximately 82.3 million shares of our common stock were outstanding. In addition, as of June 30, 2015, there were 25.3 million shares underlying options and 1.3 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
None.

(b)	Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared or became effective on May 15, 2014. There has been no material change in the planned use of proceeds from our IPO or follow-on offering as described in our final prospectuses filed with the SEC on May 16, 2014 and November 12, 2014, respectively, pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

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

TRUECAR, INC.

Date:	August 11, 2015	By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2015	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	August 11, 2015	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)