Form 10-Q
period 2015-09-30
TrueCar, Inc.
filed 2015-11-12
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 4, 2015, 82,686,487 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.  Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, lease exit related plans and charges, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$123,706	$147,539
Accounts receivable, net of allowances of $2,728 and $2,069 at September 30, 2015 and December 31, 2014, respectively (includes related party receivables of $1,078 and $1,865 at September 30, 2015 and December 31, 2014, respectively)	37,392	28,748
Prepaid expenses (includes related party prepaid expenses of $101 and $906 at September 30, 2015 and December 31, 2014, respectively)	5,076	5,193
Other current assets	1,848	3,040
Total current assets	168,022	184,520
Property and equipment, net	67,978	30,731
Goodwill	53,270	53,270
Intangible assets, net	24,848	27,949
Other assets	989	482
Total assets	$315,107	$296,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $5,267 and $4,954 at September 30, 2015 and December 31, 2014, respectively)	$22,733	$12,826
Accrued employee expenses	5,798	14,245
Accrued expenses and other current liabilities (includes related party accrued expenses of $189 and $0 at September 30, 2015 and December 31, 2014, respectively)	13,309	11,783
Total current liabilities	41,840	38,854
Deferred tax liabilities	2,660	2,245
Lease financing obligations, net of current portion	27,020	6,093
Other liabilities	546	562
Total liabilities	72,066	47,754
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2015 and December 31, 2014; 82,573,963 and 79,811,769 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	491,489	460,179
Accumulated deficit	(248,456)	(210,989)
Total stockholders’ equity	243,041	249,198
Total liabilities and stockholders’ equity	$315,107	$296,952
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$72,405	$56,751	$196,250	$151,178
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $0 and $405 for the nine months ended September 30, 2015 and 2014, respectively)	5,952	4,666	17,670	12,524
Sales and marketing (includes related party expenses of $7,701 and $6,700 for the three months ended September 30, 2015 and 2014, and $17,872 and $14,543 for the nine months ended September 30, 2015 and 2014, respectively)	43,969	36,399	116,135	97,458
Technology and development	12,340	10,906	33,079	26,751
General and administrative	16,467	14,919	53,643	42,873
Depreciation and amortization	4,477	3,388	12,521	9,474
Total costs and operating expenses	83,205	70,278	233,048	189,080
Loss from operations	(10,800)	(13,527)	(36,798)	(37,902)
Interest income	27	14	71	41
Interest expense	(159)	(27)	(322)	(327)
Other income	—	20	14	30
Loss before provision for income taxes	(10,932)	(13,520)	(37,035)	(38,158)
Provision for income taxes	173	120	432	437
Net loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)

Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.46)	$(0.56)
Weighted average common shares outstanding, basic and diluted	82,417	76,880	81,637	68,315
Other comprehensive loss:
Comprehensive loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2014	79,811,769	$8	$460,179	$(210,989)	$249,198
Net loss	—	—	—	(37,467)	(37,467)
Stock-based compensation	—	—	27,215	—	27,215
Issuance of warrants and change in fair value of unvested warrants relating to marketing agreements	—	—	(788)	—	(788)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,802,518	—	4,883	—	4,883
Balance at September 30, 2015	82,573,963	$8	$491,489	$(248,456)	$243,041
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(37,467)	$(38,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,474	9,234
Deferred income taxes	415	438
Bad debt expense and other reserves	605	118
Stock-based compensation	26,151	20,978
Common stock warrant expense	(788)	8,343
Imputed interest on notes receivable	—	(3)
Interest income on notes receivable	—	(1)
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	—	236
Loss on disposal of fixed assets	177	243
Changes in operating assets and liabilities:
Accounts receivable	(9,249)	(10,407)
Prepaid expenses	117	(2,695)
Other current assets	1,097	(601)
Other assets	(507)	(30)
Accounts payable	7,337	3,332
Accrued employee expenses	(8,387)	(479)
Accrued expenses and other liabilities	(1,694)	5,128
Other liabilities	7	(143)
Net cash used in operating activities	(9,712)	(4,904)
Cash flows from investing activities
Change in restricted cash	—	2,000
Purchase of property and equipment	(19,626)	(12,324)
Purchase of intangible assets	—	(365)
Notes receivable from related parties	—	(60)
Repayment of notes receivable from related parties	—	3,761
Net cash used in investing activities	(19,626)	(6,988)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	69,702
Proceeds from revolving line of credit	—	5,000
Repayments under credit agreement	—	(5,000)
Proceeds from exercise of common stock options	5,566	1,909
Exercise of warrants	—	9,461
Taxes paid related to net share settlement of equity awards	(683)	—
Proceeds from financing obligation drawdown	622	—
Net cash provided by financing activities	5,505	81,072
Net (decrease) increase in cash and cash equivalents	(23,833)	69,180
Cash and cash equivalents at beginning of period	147,539	43,819
Cash and cash equivalents at end of period	$123,706	$112,999
Supplemental disclosures of non-cash activities
Recognition of leased facility asset acquired and lease financing obligation	23,349	5,970
Stock-based compensation capitalized for software development	1,064	947
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	4,313	471
Deferred offering costs included in accounts payable and accrued expenses	—	58
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

Segments
The Company has one operating segment. The Company’s Chief Operating Decision Makers (“CODM”), the Chief Executive Officer and the Chief Financial Officer, manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM review financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue (Note 13). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding business combinations to simplify measurement-period adjustments. Under this guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied prospectively. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2015		At December 31, 2014
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$122,979	$122,979	$145,284	$145,284
Total Assets	$122,979	$122,979	$145,284	$145,284

4.	Property and Equipment, net
Property and equipment consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Computer equipment, software, and internally developed software	$50,718	$37,110
Furniture and fixtures	3,124	2,335
Leasehold improvements	5,245	4,611
Capitalized facility leases	36,233	6,599
	95,320	50,655
Less: Accumulated depreciation	(27,342)	(19,924)
Total property and equipment, net	$67,978	$30,731
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it has taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at September 30, 2015 and December 31, 2014, the Company has capitalized $36.2 million and $6.6 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. For the three and nine months ended September 30, 2015, the Company capitalized approximately $0.5 million and $1.6 million of interest costs related to the Premises, respectively. Additionally, at September 30, 2015 and December 31, 2014, the Company recognized a corresponding lease financing obligation of approximately $28.9 million and $6.6 million, respectively. Refer to Note 7 for additional information.
Included in the table above are property and equipment of $37.4 million and $8.1 million at September 30, 2015 and December 31, 2014, respectively, which are capitalizable, but had not yet been placed in service. The $37.4 million balance at September 30, 2015 was comprised primarily of the Santa Monica capitalized facility lease of $27.6 million. The $8.1 million balance at December 31, 2014 was comprised primarily of the San Francisco capitalized facility lease of $6.6 million.
Total depreciation and amortization expense of property and equipment was $3.4 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively. Total depreciation and amortization expense of property and equipment was $9.4 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Amortization of internal use capitalized software development costs was $2.4 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of internal use capitalized software development costs was $6.4 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.

5.	Intangible Assets
Intangible assets consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	At September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(13,073)	$18,017
Customer relationships	6,300	(3,062)	3,238
Tradenames	4,900	(1,307)	3,593
Total	$42,290	$(17,442)	$24,848

	At December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(10,788)	$20,302
Customer relationships	6,300	(2,491)	3,809
Tradenames	4,900	(1,062)	3,838
Total	$42,290	$(14,341)	$27,949
Amortization expense for the three months ended September 30, 2015 and 2014 was $1.0 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $3.1 million and $3.2 million, respectively.
Amortization expense with respect to intangible assets at September 30, 2015 for each of the five years through December 31, 2019 and thereafter is as follows (in thousands):

Three months ending December 31, 2015	$1,033
2016	4,041
2017	3,862
2018	3,861
2019	3,791
Thereafter	8,260
Total amortization expense	$24,848

6.	Credit Facility
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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At September 30, 2015, the Company was in compliance with all financial covenants.
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
At September 30, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million.

7.	Commitments and Contingencies
Office Lease Commitments
At September 30, 2015, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030.
The Company recorded rent expense of $1.2 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, total rent expense was $3.2 million and $2.1 million, respectively.
San Francisco Office Lease
In May 2014, the Company entered into a new facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014, of $7.0 million. In connection with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.
The Company concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At September 30, 2015 and December 31, 2014, the Company has capitalized $8.7 million and $6.6 million, respectively, in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $6.8 million and $6.6 million, respectively.
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
The Company has concluded that it is deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognizes increases in the asset as additional building costs are incurred during the construction period. Additionally, imputed interest is capitalized during the construction period. At September 30, 2015, the Company has capitalized $27.6 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $22.1 million.
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
The Company filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) on August 9, 2013 in the U.S. District Court for the Central District of California. The litigation concerns Sonic’s commercial use of the “True Price” mark. The Company was seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. On July 29, 2015, the Company and Sonic reached an agreement in principle to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, the Company entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic will discontinue use of the “True Price” mark and has transferred all of its rights to that mark to the Company, and the lawsuit has been dismissed.
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome, or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) the Company’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) the Company acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, the Company filed a motion to dismiss the amended complaint. The Company believes that the complaint is without merit and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On July 30, 2015, the Company was named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles by numerous automotive dealers who are participating on the TrueCar platform (the "Participating Dealer Litigation"). On September 9, 2015, the plaintiffs amended their complaint. Both as originally filed and as subsequently amended, the complaint in the Participating Dealer Litigation sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Neither the original nor amended complaint sought an award of money damages. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. Because this case is currently resolved, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If the Participating Dealer Litigation is re-filed at a later date or if additional similar litigation is filed against the Company, and if such litigation is not resolved in the Company's favor, losses arising from the results of litigation or settlements, as well as related defense costs or adverse changes in our dealer network, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On August 11, 2015, the Company, certain of its executives and directors, and the underwriters of the Company’s initial public offering and secondary offering were named as defendants in a putative class action lawsuit filed in California Superior

Court under the federal securities laws (the “California State Court Securities Litigation”).  The complaint filed by Ning Shen and William Fitzpatrick, alleged that the Company’s registration statements in connection with the offerings contained false or misleading statements of material facts, and failed to disclose material adverse facts about the Company’s business, operations, prospects, and performance.  On September 2, 2015, following the Company’s removal of the action from California state court to the U.S. District Court for the Central District of California, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the California State Court Securities Litigation is currently resolved, but that it could be re-filed at a later date. Because this case is currently resolved, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If the California State Court Securities Litigation is re-filed at a later date, or if additional similar litigation, such as the Federal Securities Litigation, is filed against the Company, and if such litigation is not resolved in the Company's favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At September 30, 2015 and December 31, 2014, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

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
In May 2014, the Company and USAA agreed to an extension of the affinity group marketing agreement. As part of the agreement, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable upon achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of the eighth anniversary of the date of issuance, the first anniversary of the termination of the USAA car-buying program or the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity marketing program (Note 12).
For the three months ended September 30, 2015 and 2014, the Company recognized expense of $0.1 million and $3.1 million related to warrants to purchase 39,999 shares and 245,837 shares of common stock that have been earned and are vested, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized expense of $0.2 million and $5.1 million related to warrants to purchase 59,997 shares and 586,395 shares of common stock that have been earned and are vested, respectively.
Warrant Issued to Third Party Marketing Firm
On February 25, 2011, the Company entered into a media and marketing services agreement with a direct marketing firm. Under the arrangement, the marketing firm will provide media purchasing, production, advertising, and marketing services in connection with the advertising and marketing of the Company’s services. In addition to cash consideration, the Company agreed to issue a warrant to the marketing firm to purchase up to 1,433,333 shares of the Company’s common stock at a price of $6.02 per share. All shares under the warrant agreement were earned as of June 30, 2014 and remain outstanding at December 31, 2014. In March 2015, the warrant to purchase 1,433,333 shares of the Company’s common stock was exercised through a net settlement election. The Company issued 959,676 shares of its common stock to the third party marketing firm.
For the nine months ended September 30, 2014, the Company recognized $2.3 million of expense related to 343,665 shares earned under the warrant. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.
Warrant Issued to Vulcan
In November 2013, in a private placement to Vulcan Capital Growth Equity LLC (“Vulcan”), the Company issued a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires in November 2015. The warrant remains outstanding as of September 30, 2015.
Warrant Issued to Service Provider
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
For the three and nine months ended September 30, 2015, the Company recorded a reduction in warrant expense of $0.4 million and $1.0 million, respectively, due to the remeasurement to fair value of the unvested shares and vested shares earned during the period, which was primarily related to the reduction in the Company’s stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2014, the Company recognized expense of $0.5 million and $0.9 million, respectively. At September 30, 2015 and December 31, 2014, the shares earned under this warrant agreement totaled 133,333 shares and 33,333 shares, respectively.

9.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2014	25,589,876	$9.79	7.55
Granted	2,403,722	12.46
Exercised	(1,492,738)	3.73
Canceled/forfeited	(974,257)	11.19
Outstanding at September 30, 2015	25,526,603	$10.34	7.00
At September 30, 2015, total remaining stock-based compensation expense for unvested stock option awards was $54.8 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended

September 30, 2015 and 2014, the Company recorded stock-based compensation expense for stock option awards of $6.2 million and $8.6 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense for stock option awards of $20.5 million and $19.8 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2014	827,997	$12.36
Granted	1,333,168	12.06
Vested	(364,801)	14.58
Canceled/forfeited	(184,372)	11.38
Non-vested — September 30, 2015	1,611,992	$11.72
At September 30, 2015, total remaining stock-based compensation expense for non-vested restricted stock units is $16.6 million, which is expected to be recognized over a weighted-average period of 3.4 years. The Company recorded $1.4 million and $0.8 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2015 and 2014, respectively. The Company recorded $5.7 million and $1.2 million in stock-based compensation expense for restricted stock units for the nine months ended September 30, 2015 and 2014, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of revenue	$217	$134	$581	$297
Sales and marketing	1,131	1,413	3,739	3,757
Technology and development	889	2,069	3,042	3,933
General and administrative	5,294	5,824	18,789	12,991
Total stock-based compensation expense	7,531	9,440	26,151	20,978
Amount capitalized to internal software use	389	331	1,064	947
Total stock-based compensation cost	$7,920	$9,771	$27,215	$21,925

10.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.2 million and $0.1 million income tax expense for the three months ended September 30, 2015 and 2014, respectively. The Company recorded $0.4 million income tax expense for the nine months ended September 30, 2015 and 2014.
There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2015, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities. During the second quarter of 2015, the Company settled an IRS tax examination for the 2011 and 2012 tax years. Given the Company’s net operating losses, the IRS tax examination adjustments did not result in a tax assessment. The Company believes its income tax accruals at September 30, 2015 are reasonable.

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)
Weighted-average common shares outstanding	82,417	76,880	81,637	68,315
Net loss per share - basic and diluted	$(0.13)	$(0.18)	$(0.46)	$(0.56)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014

Options to purchase common stock	25,527	26,428
Common stock warrants	2,486	3,942
Non-vested restricted stock awards	1,612	720
Total shares excluded from net loss per share	29,625	31,090

12.	Related Party Transactions
Transactions with Stockholders
In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue for the nine months ended September 30, 2014 were $0.4 million.
Service Provider
An executive officer of the Company is an officer of a firm that provides marketing services to the Company. For the three months ended September 30, 2015 and 2014, the Company recorded sales and marketing expense of $2.7 million and $1.0 million, respectively, related to this marketing firm. For the nine months ended September 30, 2015 and 2014, the Company recorded sales and marketing expenses of $6.8 million and $2.6 million, respectively. At September 30, 2015 and December 31, 2014, the Company recorded $0.1 million and $0.9 million in prepaid expenses related to this marketing firm. The Company had amounts due to this marketing firm of $0.2 million at September 30, 2015 and December 31, 2014. Additionally, for the three and nine months ended September 30, 2015, the Company capitalized as property and equipment amounts paid to this marketing firm of $0.2 million and $0.8 million, respectively. No amounts paid to this marketing firm were capitalized for the three and nine months ended September 30, 2014.
Transactions with USAA
A former member of the Company’s board of directors is the current Head of Corporate Development at USAA, the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at September 30, 2015 and December 31, 2014 of $1.1 million and $1.9 million, respectively. In addition, the Company has amounts due to USAA at September 30, 2015 and December 31, 2014 of $5.3 million and $4.7 million, respectively. The Company recorded sales and marketing expense of $5.0 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8). The Company recorded sales and marketing expenses of $11.0 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively.

13.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis. Data and other revenue as disclosed in periods prior to the second quarter of 2015 is now referred to as "forecasts, consulting and other revenue" as the Company believes this description is more accurate and reflective of the actual service offerings that the Company provides.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Transaction revenue	$67,441	$51,985	$182,117	$138,104
Forecasts, consulting and other revenue	4,964	4,766	14,133	13,074
Total revenues	$72,405	$56,751	$196,250	$151,178

14.	Subsequent Events
In October 2015, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted 1,686,875 restricted stock units with a weighted-average grant date fair value of $5.20 which vest quarterly over an approximate period of four years. Additionally, the Compensation Committee granted stock options to purchase 462,573 shares of the Company’s common stock at a weighted-average exercise price of $6.32 per share. The stock options vest over an approximate period of four years.
In November 2015, the Company committed to a plan to consolidate its Santa Monica real estate from five office locations to three locations. As part of this program, the Company will increase its Santa Monica real estate footprint from 68,000 square feet to 76,000 square feet and create operational efficiencies by reducing its number of locations. The Company plans to exit three locations and move into one new location in the fourth quarter of 2015. In accordance with accounting for exit and disposal activities, the Company estimates that it will incur lease termination costs of approximately $1.7 million.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note Regarding Forward-Looking Statements.”
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
During the three months ended September 30, 2015, we generated revenues of $72.4 million and recorded a net loss of $11.1 million. Of the $72.4 million in revenue, $67.4 million or 93.1%, consisted of transaction revenues with the remaining $5.0 million, or 6.9%, derived primarily from forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from forecasts and consulting services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.
Our revenue continues to increase, and revenue in the third quarter of 2015 was higher than any prior quarter. However, the rate of growth in quarterly revenues in 2015 as compared to the same quarters in 2014 has slowed. We intend to increase the number of transactions on our platform, and thereby revenue, by re-focusing on the core experience to enhance the overall user experience and its effectiveness with consumers, providing consumers with the ability to control the entire car-buying experience using their mobile devices and highlighting the benefits of working with TrueCar Certified Dealers in a more direct way throughout the experience. Over time, we intend to increase monetization opportunities by introducing additional products and services to improve the car-buying and car-ownership experience.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average Monthly Unique Visitors	6,634,659	4,632,183	6,035,985	4,252,626
Units(1)	208,034	171,775	566,951	447,282
Monetization	$324	$303	$321	$309
Franchise Dealer Count	8,702	8,149	8,702	8,149
Transaction Revenue Per Franchise Dealer	$7,493	$6,567	$21,173	$18,663

(1)
We issued full credits of the amount originally invoiced with respect to 3,319 and 2,056 units during the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, we issued full credits of the amount originally invoiced with respect to 8,880 and 6,254 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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
The number of average monthly unique visitors increased 43.2% to approximately 6.6 million in the three months ended September 30, 2015 from approximately 4.6 million in the same period of 2014. The number of average monthly unique visitors increased 41.9% to approximately 6.0 million in the nine months ended September 30, 2015 from approximately 4.3 million in the same period of 2014. We attribute the growth in our average monthly unique visitors principally to increased television, radio and digital marketing advertising campaigns that have led to increased brand awareness and also to increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform.
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
The number of units increased 21.1% to 208,034 in the three months ended September 30, 2015 from 171,775 in the three months ended September 30, 2014. The number of units increased 26.8% to 566,951 in the nine months ended September 30, 2015 from 447,282 in the same period of the prior year. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 6.9% to $324 during the three months ended September 30, 2015 from $303 for the same period in 2014. For the nine months ended September 30, 2015, our monetization increased 3.9% to $321 from $309 for the same period in 2014. The increases in monetization are primarily a result of improved subscription pricing optimization and growth in used mix, the independent dealer channel, and in revenue from automobile manufacturers, known in the industry as OEMs. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. We view our ability to increase our franchise dealer count as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count was 8,702 at September 30, 2015, an increase from 8,149 at September 30, 2014, but a decrease from 9,300 at June 30, 2015. The largest dealer group in our network removed 279 stores from our program in July 2015. For the quarter overall, we had a net dealer loss of 600 franchise dealers, or approximately 6.4% of the network.
Transaction Revenue Per Franchise Dealer
We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer increased 14.1% to $7,493 during the three months ended September 30, 2015 from $6,567 for the same period in 2014. For the nine months ended September 30, 2015, our transaction revenue per franchise dealer increased to $21,173 from $18,663 in the same period of the prior year, reflecting an increase of 13.4%.
The increases in the current year period over the prior year period primarily reflect an increase in units which were attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.
Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, non-cash warrant expense, transaction costs from acquisitions, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, severance charges and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, transaction costs from acquisitions, change in the fair value of contingent consideration, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements and severance charges. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in respect of our now settled litigation against Sonic Automotive Holdings, Inc. or the costs to defend ourselves in the New York Lanham Act Litigation, the CNCDA Litigation, the California State Court Securities Litigation, and the Federal Securities Litigation, as further described in Note 7 to our condensed consolidated financial statements included herein;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflect a non-recurring legal settlement in favor of the Company;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash severance costs due to certain former executives upon separation;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently from how we do, limiting its usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)
Non-GAAP adjustments:
Interest income	(27)	(14)	(71)	(41)
Interest expense	159	27	322	327
Depreciation and amortization	4,477	3,388	12,521	9,474
Stock-based compensation	7,531	9,440	26,151	20,978
IPO-related expenses	—	—	—	3,717
Warrant expense (reduction)	(308)	3,675	(788)	8,289
Ticker symbol acquisition costs	—	—	—	803
Certain litigation costs (1)	1,180	864	5,742	1,239
Severance charges (2)	571	—	571	—
Provision for income taxes	173	120	432	437
Adjusted EBITDA	$2,651	$3,860	$7,413	$6,628

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and securities class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(2)
We incurred severance costs for four executive-level employees who terminated during the third quarter of 2015. We use Adjusted EBITDA and Non-GAAP net income (loss) as measures of our ongoing core operations and to evaluate comparative results period over period. We believe excluding the impact of these coincident terminations from the third quarter is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results. We expect to incur additional executive severance costs in the fourth quarter of 2015 in connection with the previously announced resignations of our Chief Executive Officer to be effective no later than December 31, 2015.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)
Non-GAAP adjustments:
Stock-based compensation	7,531	9,440	26,151	20,978
IPO-related expenses	—	—	—	3,717
Warrant expense (reduction)	(308)	3,675	(788)	8,289
Ticker symbol acquisition costs	—	—	—	803
Certain litigation costs	1,180	864	5,742	1,239
Severance charges	571	—	571	—
Non-GAAP net (loss) income	$(2,131)	$339	$(5,791)	$(3,569)

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
 Forecasts, Consulting and Other Revenue. "Data and other revenue" as disclosed in periods prior to the second quarter of 2015 is now referred to as "forecasts, consulting and other revenue," as we believe this description is more accurate and reflective of the actual service offerings that we provide. We derive this type of revenue primarily from the provision of forecasts and consulting services to the automotive and financial services industries through our ALG subsidiary. The forecasts and consulting services that ALG provides typically relate to the determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. Our customers generally pay us for these services as information is delivered to them.
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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2015 and December 31, 2014 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and nine months ended September 30, 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$72,405	$56,751	$196,250	$151,178
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,952	4,666	17,670	12,524
Sales and marketing	43,969	36,399	116,135	97,458
Technology and development	12,340	10,906	33,079	26,751
General and administrative	16,467	14,919	53,643	42,873
Depreciation and amortization	4,477	3,388	12,521	9,474
Total costs and operating expenses	83,205	70,278	233,048	189,080
Loss from operations	(10,800)	(13,527)	(36,798)	(37,902)
Interest income	27	14	71	41
Interest expense	(159)	(27)	(322)	(327)
Other income, net	—	20	14	30
Loss before provision for income taxes	(10,932)	(13,520)	(37,035)	(38,158)
Provision for income taxes	173	120	432	437
Net loss	$(11,105)	$(13,640)	$(37,467)	$(38,595)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$2,651	$3,860	$7,413	$6,628
Non-GAAP net income (loss)	$(2,131)	$339	$(5,791)	$(3,569)

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Transaction revenue	$67,441	$51,985	$182,117	$138,104
Forecasts, consulting and other revenue	4,964	4,766	$14,133	$13,074
Revenues	$72,405	$56,751	$196,250	$151,178
Three months ended September 30, 2015 compared to three months ended September 30, 2014. The increase in our revenues of $15.7 million or 27.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.1% and 6.9%, respectively, of revenues for the three months ended September 30, 2015 as compared to 91.6% and 8.4%, respectively, for the same period in 2014. The increase in transaction revenue for the three months ended September 30, 2015 primarily reflected a 21.1% increase in units due to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry. Our average monthly unique visitors grew 43.2% to 6.6 million for the three months ended September 30, 2015 from 4.6 million for the same period in 2014, reflecting our advertising campaigns which improved brand awareness and the visibility of our car buying services to our users and also the increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform. Our franchise dealer count grew 6.8% from 8,149 at September 30, 2014 to 8,702 at September 30, 2015, reflecting the ongoing adoption of our service among dealers. Our monetization increased 6.9% to $324 during the three months ended September 30, 2015 from $303 for the same period in 2014, primarily as a result of improved subscription pricing optimization and growth in used mix, the independent dealer channel, and in revenue from OEMs. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 4.2% increase in forecasts, consulting and other revenue for the three months ended September 30, 2015 as compared to three months ended September 30, 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. The increase in our revenues of $45.1 million, or 29.8% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily reflected an increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.8% and 7.2%, respectively, of the revenues for the nine months ended September 30, 2015 as compared to 91.4% and 8.6%, respectively, for the same period in 2014. The increase in transaction revenue for the nine months ended September 30, 2015 primarily reflected a 26.8% increase in units due to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry. Our average monthly unique visitors grew 41.9% to 6.0 million for the nine months ended September 30, 2015 from 4.3 million for the same period in 2014, reflecting our advertising campaigns which improved brand awareness and the visibility of our car buying services to our users and also the increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform. Our monetization increased 3.9% to $321 during the nine months ended September 30, 2015 from $309 for the same period in 2014, primarily as a result of improved subscription pricing optimization and growth in used mix, the independent dealer channel, and in revenue from OEMs. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 8.1% increase in forecasts, consulting and other revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,952	$4,666	$17,670	$12,524
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.2%	8.2%	9.0%	8.3%
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Cost of revenue increased $1.3 million or 27.6% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase is primarily due to a $1.0 million increase in data costs and licensing fees to support the growth of our business and a $0.3 million increase in employee salaries and related expenses.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cost of revenue increased $5.1 million or 41.1% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase is primarily due to a $3.8 million increase in data costs and licensing fees to support the growth of our business, a $1.1 million increase in employee salaries and related expenses, and a $0.3 million increase in stock-based compensation due to additional stock-based awards.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing expenses	$43,969	$36,399	$116,135	$97,458
Sales and marketing expenses as a percentage of revenues	60.7%	64.1%	59.2%	64.5%
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Sales and marketing expenses increased $7.6 million or 20.8% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase primarily reflected a $5.0 million increase in advertising and promotional activities primarily related to increased television, radio and online marketing spend to grow the TrueCar.com brand. Additionally, other increases in sales and marketing expenses include a $2.9 million increase in salaries and employee related expenses primarily due to our increased headcount and a $1.1 million increase in affinity partner marketing fees related to higher unit sales. These increases in sales and marketing expenses were partially offset by a decrease of $0.9 million in warrant expense related to the changes in the warrant’s fair value during the service period, resulting primarily from a decrease in the Company’s common stock price, and to fewer warrants earned under an affinity group marketing agreement. The increase was also partially offset by a $0.4 million decrease related to outsourced marketing services. Our sales and marketing expenses as a percentage of revenues decreased to 60.7% for the three months ended September 30, 2015 compared to 64.1% for the same period in 2014, primarily as a result of revenues growing at a higher rate than our sales and marketing expenses. We expect sales and marketing expenses to continue to increase in absolute dollars due to increased television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Sales and marketing expenses increased $18.7 million or 19.2% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase primarily reflected a $15.9 million increase in advertising and promotional activities related to increased television, radio and online marketing spend to grow the TrueCar.com brand, a $5.0 million increase in salaries and employee related expenses primarily due to our increased headcount, and a $3.3 million increase in affinity partner marketing fees related to higher unit sales. These increases in sales and marketing expenses were partially offset by a decrease of $4.2 million in warrant expense related to the changes in the warrant’s fair value during the service period, resulting primarily from a decrease in the Company’s common stock price, and to fewer warrants earned under an affinity group marketing agreement. The increase was also partially offset by a $0.8 million decrease associated with our one-time purchase of our ticker symbol “TRUE” in the nine months ended September 30, 2014 and by a $0.8 million decrease related to outsourced marketing services during the nine months ended September 30, 2015. Our sales and marketing expenses as a percentage of revenues decreased to 59.2% for the nine months ended September 30, 2015 compared to 64.5% for the same period in 2014, primarily as a result of revenues growing at a higher rate than our sales and marketing expenses.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Technology and development expenses	$12,340	$10,906	$33,079	26,751
Technology and development expenses as a percentage of revenues	17.0%	19.2%	16.9%	17.7%
Capitalized software costs	$4,226	$7,168	$11,705	$11,718
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Technology and development expenses increased $1.4 million or 13.1% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase reflected $3.3 million in increased salaries and employee related expenses due to our increased headcount. This increase in technology and development expenses was partially offset by a $1.1 million decrease in stock-based compensation primarily due to acceleration charges associated with a former executive's separation in the third quarter of 2014 and a $0.9 million increase in the amount of salaries and related expenses capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs decreased $2.9 million primarily due to a $3.8 million decrease in in third-party software costs, which was partially offset by a $0.9 million increase in the amount of salaries and related expenses capitalized for the development of internal use software. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Technology and development expenses increased $6.3 million or 23.7% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase reflected $7.2 million in increased salaries and employee related expenses and $1.0 million in increased facilities costs due to our increased headcount and a $0.7 million increase in software license fees, hosting fees, and communications expenses. These increases in technology and development expenses were partially offset by a $0.8 million decrease in stock-based compensation primarily due to acceleration charges associated with a former executive's separation in the third quarter of 2014. These increases were also partially offset by a $1.9 million increase in the amount of salaries and related expenses capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs did not change significantly for the nine months ended September 30, 2015 primarily due to a $1.9 million decrease in third-party software costs, which was offset by a $1.9 million increase in the amount of salaries and related expenses capitalized for the development of internal use software.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
General and administrative expenses	$16,467	$14,919	$53,643	$42,873
General and administrative expenses as a percentage of revenues	22.7%	26.3%	27.3%	28.4%
Three months ended September 30, 2015 compared to three months ended September 30, 2014. General and administrative expenses increased $1.5 million or 10.4% for the three months ended September 30, 2015 as compared to three months ended September 30, 2014. The increase reflected $1.2 million in increased expense related to rent, facilities and communications, which are primarily due to our increased headcount. The increase also reflected $0.9 million in increased professional fees, which includes $0.4 million in increased legal fees primarily related to litigation as further discussed in Note 7 to our condensed consolidated financial statements. We expect our general and administrative expenses to increase in dollar amount as we add resources to support the anticipated growth of our business. Additionally, we expect to continue to incur significant legal fees related to ongoing litigation, and in the fourth quarter of 2015, we expect to incur exit costs associated with certain leased facilities of $1.7 million as further discussed in Note 14 to our condensed consolidated financial statements.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. General and administrative expenses increased $10.8 million or 25.1% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase reflected $5.8 million in increased stock-based compensation due to additional stock-based awards, $3.4 million in increased professional fees, and $1.4 million in increased expense related to rent, facilities, and communication expenses. The increase in professional fees is primarily due to $3.9 million in increased legal fees related to ongoing litigation, partially offset by lower consulting and accounting fees of $0.5 million.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Depreciation and amortization expenses	$4,477	$3,388	$12,521	$9,474
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Depreciation and amortization expenses increased $1.1 million or 32.1% for the three months ended September 30, 2015 compared to three months ended September 30, 2014. The increase is primarily related to growth in capitalized software costs. We expect our depreciation and amortization expenses to continue to be affected by the amount of our investment in capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Depreciation and amortization expenses increased $3.0 million or 32.2% for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014. The increase is primarily related to growth in capitalized software costs.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Interest expense	$159	$27	$322	$327
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Interest expense increased $0.1 million or 488.9% for the three months ended September 30, 2015 as compared to three months ended

September 30, 2014, due to interest expense incurred on our lease financing obligation of our San Francisco leased space, which was partially offset by a decrease in interest on our outstanding balance of our short-term borrowings as we had no short-term borrowings during the three months ended September 30, 2015. We expect interest expense on our lease financing obligation to increase in future periods as construction is completed on our Santa Monica build-to-suit lease.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Interest expense remained fairly consistent for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as the interest expense incurred on our lease financing obligation upon construction completion of our San Francisco leased space, beginning in March 2015, approximated the interest on our outstanding balance of our short-term borrowings in 2014.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(dollars in thousands)
Provision for income taxes	$173	$120	$432	$437
Our provision for income taxes for three and nine months ended September 30, 2015 and 2014 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $123.7 million.
We have incurred cumulative losses of $248.5 million from our operations through September 30, 2015, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We had previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2014.
In February 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at September 30, 2015. The amount available under the amended credit facility at September 30, 2015 was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2015	2014
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(9,712)	$(4,904)
Net cash used in investing activities	(19,626)	(6,988)
Net cash provided by financing activities	5,505	81,072
Net (decrease) increase in cash and cash equivalents	$(23,833)	$69,180
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the nine months ended September 30, 2015 was $9.7 million. This was primarily due to our net loss of $37.5 million, which, adjusted for non-cash items, including depreciation and amortization expense of $12.5 million and stock-based compensation expense of $26.2 million, resulted in $1.6 million in cash provided by operations. This was offset by a decrease of $11.3 million in changes to operating assets and liabilities, which primarily reflected an increase of $9.2 million in accounts receivable primarily related to increased revenues, a decrease of $8.4 million in accrued employee expenses primarily related to bonus payments made in the first quarter of 2015, and a decrease of $1.7 million in accrued expenses and other liabilities primarily due to decreased marketing fees. These were partially offset by a $7.3 million increase in accounts payable primarily due to increased affinity group marketing fees and growth in our business.
Cash used in operating activities for the nine months ended September 30, 2014 was $4.9 million, primarily a result of our net loss of $38.6 million, which, adjusted for non-cash items, including depreciation and amortization expense of $9.2 million, stock-based compensation expense of $21.0 million, and warrant expense of $8.3 million, resulted in $1.0 million in cash provided by operations. This was offset by a decrease of $5.9 million in changes in operating assets and liabilities, which primarily reflected an increase of $10.4 million in accounts receivable primarily related to increased revenues and an increase of $2.7 million in prepaid expenses primarily associated with our increased media advertising spend, and was partially offset by an increase of $5.1 million in other accrued expenses primarily associated with our increased marketing spend and increased legal, accounting and other professional fees and an increase of $3.3 million in accounts payable primarily due to revenue share amounts paid out on increased sales volume from affinity partners.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, and the acquisition of other intangible assets.
Cash used in investing activities of $19.6 million for the nine months ended September 30, 2015 resulted primarily from $11.3 million of investments in software, $5.7 million of investments in furniture, leasehold, and facility improvements primarily associated with our San Francisco and Santa Monica office spaces, and $2.6 million of investment in computer hardware.
Cash used in investing activities of $7.0 million for the nine months ended September 30, 2014 primarily resulted from investments in capitalized software development and property and equipment of $12.3 million and was partially offset by $3.8 million of repayments on notes receivable from related parties and the release of $2.0 million of restricted cash under our modified marketing arrangement with Yahoo!.
Financing Activities
Cash provided by financing activities of $5.5 million for the nine months ended September 30, 2015 primarily reflects $4.9 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and $0.6 million of tenant improvement reimbursements related to a build-to-suit lease.

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
Also in February 2015, we amended an office lease for approximately 4,000 square feet in Santa Monica, California to extend the lease term from May 2016 to March 2020. Additionally, beginning in March 2015, we leased approximately 7,000 additional square feet through March 2020.  The cumulative base rent over the lease term is expected to be approximately $3.6 million.
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
Interest Rate Risk
We had cash and cash equivalents of $123.7 million at September 30, 2015, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of September 30, 2015, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our ability to grow the number of TrueCar Certified Dealers, both on an overall basis and by brand in important geographies, is an important factor in growing our business. As described elsewhere in this “Risk Factors” section, we are a new participant in the automobile retail industry, our business has sometimes been viewed in a negative light by car dealerships, and there can be no assurance that we will be able to maintain or grow the number of car dealers in our network. Recently, our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015.
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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28,

2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015.
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
Our recent growth may not be indicative of our future growth and, we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $206.6 million in 2014 and from $56.8 million and $151.2 million for the three and nine months ended September 30, 2014 to $72.4 million and $196.3 million for the three and nine months ended September 30, 2015. We expect that, in the future, as our revenue increases, our rate of growth may decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

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
In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. As we continue to grow, we expect to hire additional personnel. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.
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
Our business has grown as users and automobile dealers have increasingly used our products and services.  However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We expect that our business will evolve in ways which may be difficult to predict. For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the continued growth of our revenue will require more focus on increasing the number of transactions from which we derive revenue. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since inception and had an accumulated deficit of $248.5 million at September 30, 2015.  From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.
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
The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. At September 30, 2015, USAA beneficially owned 14,353,336 shares, which represented 17.3% of our outstanding shares of common stock. In 2014, nearly 206,000 units, or 34.0% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. In the nine months ended September 30, 2015, 175,193 units, or 31% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.
In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. Changes in our relationship with USAA or its promotion and marketing of our platform could adversely affect our business and operating results in the future.
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
In May 2014, we received a letter from the Consumer Protection Division of the Mississippi Attorney General's Office (the “Mississippi AG Inquiry”) suggesting that we may be acting unlawfully as an auto broker in Mississippi. We cooperated with the Mississippi Attorney General's office in an effort to reach consensual resolution of the issues raised by the Mississippi AG Inquiry without making material unfavorable adjustments to our business practices or user experience in Mississippi. We believe we have responded fully to all information requests received in connection with the Mississippi AG Inquiry. No material, unfavorable adjustments to our business practices or user experience in Mississippi have been requested or made in connection with the Mississippi AG Inquiry. We currently consider the Mississippi AG Inquiry to be informally resolved, but we cannot assure you that matters related to the Mississippi AG Inquiry will not reemerge in the future.
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
In May 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint, filed by the California New Car Dealers Association, seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning the CNCDA Litigation, refer to the risk factor below, "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows."
In July 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles (the “Participating Dealer Litigation”). The complaint, filed by numerous dealers participating on the TrueCar Platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
In September 2015, we received a letter from the Texas Department of Motor Vehicles (the “Texas DMV Notice”) asserting that certain aspects of our advertising in Texas constitute false, deceptive, unfair, or misleading advertising within the meaning of applicable Texas law. On September 24, 2015, we responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas, but we cannot assure you that this effort will be successful.
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
In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the “NY Lanham Act Litigation”). The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, seeks injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. For more information concerning the NY Lanham Act Litigation, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
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
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In July 2015, we were named as a defendant in the “Participating Dealer Litigation. Both as originally filed and as subsequently amended, the complaint in the Participating Dealer Litigation sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Neither the original nor amended complaint sought an award of money damages. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. If the Participating Dealer Litigation is re-filed at a later date or if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. We believe that the amended complaint is without merit and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In August 2015, the Company, certain of its executives and directors, and the underwriters of the Company’s initial public offering and secondary offering were named as defendants in a putative class action lawsuit filed by Ning Shen and William Fitzpatrick in California Superior Court under the federal securities laws (the “California State Court Securities Litigation”).  The complaint alleged that TrueCar’s registration statements in connection with the offerings contained false or misleading statements of material facts, and failed to disclose material adverse facts about the Company’s business, operations, prospects, and performance.  On September 2, 2015, following our removal of the action from California state court to the U.S. District Court for the Central District of California, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the California State Court Securities Litigation is currently resolved, but that it could be re-filed at a later date. If the California State Court Securities Litigation is re-filed at a later date or if additional similar litigation, such as the Federal Securities Litigation, is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, such lawsuits have been instituted against us in the form of the Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Federal Securities Litigation or the California State Court Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In August 2013, we filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively "Sonic") in the U.S. District Court for the Central District of California. The litigation concerned Sonic’s commercial use of the "True Price" mark. In the litigation, we sought an injunction prohibiting Sonic from using the "True Price" mark, as well as monetary damages incurred by TrueCar due to Sonic’s unlawful infringement. On July 29, 2015, we reached an agreement in principle with Sonic to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, we entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic will discontinue use of the “True Price” mark and has transferred all of its rights to that mark to TrueCar, and the lawsuit has been dismissed.
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation, and the Federal Securities Litigation, and may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, traditional print media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $44.0 million and $116.1 million on sales and marketing for the three and nine months ended September 30, 2015, respectively.
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
Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users. In the year ended December 31, 2014, approximately 42% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices and in the three and nine months ended September 30, 2015, this figure grew to approximately 50% and 49%, respectively. The shift to mobile technology by our users may harm our business in the following ways:

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
We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
As we introduce or expand additional offerings for our platform, such as automobile trade-ins and OEM targeted incentives, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings, such as TrueTrade, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.
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
We had goodwill and intangible assets of $78.1 million at September 30, 2015. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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
Events which may cause limitation in the amount of the net operating losses and credits that we utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. As a result of historical equity issuances, we have determined that the annual utilization of our net operating losses and credits and tax credits may be limited pursuant to IRC Sections 382 and 383. Future changes in our stock ownership, including future equity offerings, as well as other changes that may be outside our control could potentially result in further limitations on our ability to utilize our net operating loss and credit carryforwards.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the three and nine months ended September 30, 2015 as well as the year ending December 31, 2015, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. In the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of September 30, 2015, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 69% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. As described in the risk factor above entitled "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows," two such lawsuit has been instituted against us in the form of the Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Federal Securities Litigation and the California State Court Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information concerning the Federal Securities Litigation and the California State Court Securities Litigation, refer to the risk factor above, "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.
The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At September 30, 2015, approximately 82.6 million shares of our common stock were outstanding. In addition, as of September 30, 2015, there were 25.5 million shares underlying options and 1.6 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Item 5.       Other Information

Item 2.05    Costs Associated with Exit or Disposal Activities.

On November 9, 2015, the Company's management approved a plan to consolidate its Santa Monica, California real estate from five office locations to three locations. As part of this program, the Company will increase its Santa Monica real estate footprint from 68,000 square feet to 76,000 square feet while seeking to create operational efficiencies by reducing its number of locations. In connection with the planned consolidation, the Company currently plans to exit three locations and move into one new location in the fourth quarter of 2015.
In accordance with accounting guidance for exit and disposal activities, the Company estimates that it will incur lease termination costs of approximately $1.7 million, all of which is expected to be incurred in the fourth quarter of 2015. The planned consolidation, with the exception of the subleasing of any exited locations not then subleased, is expected to be substantially complete by December 31, 2015.

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

TRUECAR, INC.

Date:	November 10, 2015	By:	/s/ Scott Painter
Scott Painter
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2015	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer & Interim Chief Operating Officer
(Principal Financial Officer)

Date:	November 10, 2015	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)