Form 10-K
period 2015-12-31
TrueCar, Inc.
filed 2016-03-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $499,467,430 based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of March 3, 2016, the registrant had 83,518,958 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase the rate at which site visitors obtain Guaranteed Savings Certificates and close rates;

•	our failure to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate newly hired members of management;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party service providers;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
Item 1.    Business
Overview

Our mission is to deliver the best car-buying experience for consumers and provide dealers and automakers with an excellent return on their marketing dollars. We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. We operate our company-branded platform on the TrueCar website and our branded mobile experience. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users in the purchase process and efficiently deliver targeted incentives to consumers.
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
Our network of over 11,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
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

Products and Services

Consumer

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

In-Stock Offers. In most instances, after reviewing the report with the Estimated Price stating the available Guaranteed Savings off MSRP provided by dealers, the consumer may elect to receive offers on in-stock vehicles from each of the selected dealers; they do so by providing contact information to said dealers. These offers entitle the consumer to receive the stated amount of Guaranteed Savings off MSRP for the consumer’s selected make and model. While the offer presents the Estimated Price for the in-stock offers, it also entitles the consumer to receive a Guaranteed Savings off MSRP on any vehicle of that particular make and model that the dealer has available for sale. Consumers typically present the offer to the dealer at the time of purchase.

Dealer

Our network of TrueCar Certified Dealers interfaces with our platform primarily through our Dealer Portal, an application that can be accessed online or using a mobile device. The Dealer Portal is considered a sales enhancement tool, and it enables dealers to access unique information on their prospects unavailable to them in their standard customer relationship management (CRM) software. The Portal allows dealers to assess the competitiveness of their vehicle pricing relative to their market, create vehicle pricing rules, access details on potential buyers wants and needs, create custom detailed offers based on vehicles in stock, manage how their dealership profile appears on the network, assess their competitive market performance on vehicles sold through their dealership, as well a number of administrative and other management tools. With the mobile application for iOS and Android, dealers also have the ability to provide a price quote on a vehicle relative to the local market, regardless of whether the potential buyer was sourced via the TrueCar network or not.

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

Sales closing tools. The Offer Tool helps dealers create custom detailed offers based on vehicles in stock. The Dealership Profile enables dealers to identify their selling benefits to customers, including salesperson names and pictures, dealership makes, hours of operation and website and social media links.

Manufacturers

We enable manufacturers to target consumers based on membership in an affinity group and other criteria. By integrating this process into our platform, manufacturers provide consumers the ability to generate a unique coupon that can be redeemed and validated at any dealership across the country in connection with the purchase of a new car. By tracking these incentives in their own reporting systems, manufacturers can account directly for this method of reaching consumers. These manufacturers pay a per-vehicle fee to us for this service.

Used car listings

For consumers looking to purchase a used car, we provide an aggregated listing of used vehicles in their local marketplace. These listings are consolidated from a variety of sources, including members of our network of TrueCar Certified Dealers which sell used cars in addition to new cars, and dedicated non-franchise or independent dealers that do not sell new cars. In addition to displaying stated information made available by the seller about the pricing and condition of car, we provide consumers with information related to the value of other cars of the same make, model, year and stated condition in the market. At our website, the user can contact the seller, identifying herself as a TrueCar user, to initiate communications that may ultimately result in a completed transaction.

ALG

We forecast data on residual values of cars and provide this information on a subscription and consultative basis via ALG, our wholly-owned subsidiary. Automotive manufacturers, lenders, lessors, dealers, and software providers use information from ALG to determine the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios.

Insurance

We offer insurers FastTrack, a toolset that allows claims representatives to refer consumers who have experienced a vehicle total loss event, when the insurer estimates the repair cost to exceed the replacement value of the vehicle, to our car-buying program. We first introduced this service in 2008.

Sales and Marketing

Consumer marketing

We reach consumers through the TrueCar website and our branded mobile applications and websites we maintain for our affinity group marketing partners. Our marketing is focused on building the TrueCar brand. The key tenets of our brand are providing transparent market price information and enhancing the car-buying experience for both consumers and dealers. We divide our marketing spend between traditional media sources, such as television and radio, and digital media. Our consumer brand awareness efforts are aided by the fact that we are quoted in various media outlets from time to time as a recognized industry authority on automotive retail and online data forecasting.

We also support initiatives for our affinity group marketing partners, including USAA, Consumer Reports, AAA, American Express, and PenFed. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including television, email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization, and social networking.

Dealer engagement and industry relations

Our dealer sales force is responsible for supporting our network of TrueCar Certified Dealers, optimizing our TrueCar Certified Dealer coverage across brands and geographies and for providing onboarding and dealer support. Our sales force helps dealers grow their businesses by regularly providing data-driven insights on inventory management and pricing.

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

Our principal competitors for car dealer marketing spend include:

•
online automotive content publishers such as Edmunds.com and KBB.com selling impression-based display advertising, and online automotive classified listing sites such as AutoTrader.com and Cars.com selling inventory-based subscription billing;

•	lead generators such as Autobytel.com selling pay-per-lead advertising;

•	Internet search engines such as Google selling cost-per-click advertising; and

•	offline media, including newspaper, outdoor advertising, radio, television and direct mail.

Technology

We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. This platform is accessed by consumers through the TrueCar website and our branded mobile applications and affinity group marketing partner websites and by dealers through our software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. We use a combination of open source and licensed software running on optimized hardware.

Our data is housed in co-location facilities in Los Angeles and Chicago. We have adopted a centralized approach to quality assurance and testing for our platform and all products aimed at enhancing consumer and dealer experiences while seeking to optimize availability, scalability, security and performance.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

At December 31, 2015, we had 22 U.S. issued patents, 33 pending U.S. patent applications, 2 issued foreign patents, and 19 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2033. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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
In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint, both as originally filed and as subsequently amended, seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On December 7, 2015, the court dismissed this lawsuit “without prejudice,” meaning that the complaint could be amended and re-filed. On January 4, 2016, the plaintiff amended and re-filed the complaint. On February 3, 2016, the Company filed a "demurrer" to the amended complaint, which is a pleading that requests the court to dismiss the case. We believe the amended complaint is without merit and intend to vigorously defend the Company in this matter.

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles (the “Participating Dealer Litigation”). The complaint, filed by numerous dealers participating on the TrueCar Platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice.” There have been no further pleadings in this action.
In September 2015, we received a letter from the Texas Department of Motor Vehicles (the “Texas DMV Notice”) asserting that certain aspects of our advertising in Texas constitute false, deceptive, unfair, or misleading advertising within the meaning of applicable Texas law. On September 24, 2015, we responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas.
In December 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which is presently scheduled for April 13, 2016. We believe the complaint is without merit and intend to vigorously defend the Company in this matter.
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
Employees

At December 31, 2015, we had 574 full-time employees at locations in Santa Monica, Austin, Denver, and San Francisco. We also engage a number of temporary employees and consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in February 2005 under our then corporate name Zag.com Inc. and began business operations in April 2005. We completed our initial public offering in May 2014 and our common stock is listed on The NASDAQ Global Select Market under the symbol "TRUE."

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

Risks Related to Our Business and Industry

The growth of our business relies significantly on our ability to increase the number of dealers in our network of TrueCar Certified Dealers, including increasing representation of high volume brands and optimizing geographic coverage, such that we are able to increase the number of transactions between our users and TrueCar Certified Dealers. Failure to do so would limit our growth.

Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow the number of dealers in our network of TrueCar Certified Dealers, including dealers representing high volume brands, both on an overall basis and in important geographies, is an important factor in growing our business. As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. There can be no assurance that we will be able to improve our relationships with, and image among, car dealerships, maintain or grow the number of car dealers in our network or increase the proportion of dealers in our network representing high volume brands. During the second half of 2015, we experienced both a decline in the proportion of such high volume dealers in our network and slowed quarter over quarter revenue growth. There can be no assurance we will be successful in reversing these declines. Failure to do so could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer submits pricing information to our users that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. More recently, in January 2016, Toyota modified its marketing covenant to include guidelines on minimum allowable advertised pricing. If we are unable to accommodate these guidelines without making material, unfavorable adjustments to our business practices or user experience, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

We cannot assure you that we will expand our network of TrueCar Certified Dealers in a manner that provides a sufficient number of dealers by brand and geography for our unique visitors and failure to do so would limit our growth.

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

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2015, our franchise dealer count was 9,094.

TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours. Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which potentially has the effect of diluting our dealer value proposition. If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network would not grow and could decline.

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry. These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. To the extent that these groups believe that automobile dealerships should not do business with us, this belief may become quickly and widely shared by automobile dealerships and we may lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleged that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and to the extent that a group decides to leave our network, this decision would typically apply to all dealerships within the group.

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support, provided that such dealers adhere to certain marketing guidelines. Automobile manufacturers may determine that the manner in which certain of their franchise dealers use our platform is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the platform is deemed objectionable. The potential or actual loss of such marketing support may cause such dealers to cease being members of our TrueCar Certified Dealer network, which may adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers.

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

The user experience on our company-branded platform on the TrueCar website has evolved since its launch in 2010, but has not changed dramatically. We cannot assure you that we are able to provide a compelling car-buying experience to our users, and our failure to do so could mean that the number of transactions between our users and TrueCar Certified Dealers may decline and we would be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

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

Changes to management, including continued turnover of our top executives, or an inability to retain, attract and integrate qualified personnel, could harm our ability to develop and successfully grow our business.

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

The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Recently, we have experienced increased turnover in key executive positions, including our chief executive officer and president. Recently hired executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our new executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

Our recent growth may not be indicative of our future growth and, we may not be able to manage future growth effectively.

Our revenue grew from $38.1 million in 2010 to $259.8 million in 2015. We expect that, in the future, as our revenue increases, our rate of growth may decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

•	Expand our dealer network, including increasing dealers in our network representing high volume brands and optimizing our network in important geographies;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third party ancillary products and services.

We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training, including the hiring of significant additional personnel in our dealer team;

•
technology and product development, including the hiring of additional personnel in our product development and technical teams, harmonization of our software infrastructure, and the development of new products and new features for existing products; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.

In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We expect to hire additional personnel, particularly in our dealer and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our technology team will focus on delivering a better experience to consumers and dealers. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

If we suffer a significant interruption in our ability to gain access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results will suffer.

Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained pursuant to agreements with third parties to power certain aspects of the user experience on our platform, including the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements as they expire or if third-party data providers terminate their relationship with us and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We have not been profitable since inception and had an accumulated deficit of $275.9 million at December 31, 2015. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

Our business has grown as users and automobile dealers have increasingly used our products and services. However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We expect that our business will evolve in ways which may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high volume brands, both on an overall basis and in important geographies. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. At December 31, 2015, USAA beneficially owned 13,764,669 shares, which represented 16.5% of our outstanding common stock. In 2015, nearly 234,233 units, or 31% of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $151.0 million on sales and marketing during 2015.

Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in the acquisition of sufficient users visiting our website and mobile applications to permit recovery of such costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform it could have a material adverse effect on our growth, results of operations and financial condition.

Additionally, to the extent that we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Our current and potential competitors may have significantly more financial, marketing and other resources than we have and the ability to devote greater resources to the promotion and support of their products and services. The realities of competing for users and brand visibility, as well as ensuring the satisfaction of our dealers, may limit our ability to reduce our own marketing expenditures, potentially negatively impacting our operating margins and financial results.

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car buying site we maintain for them can and has, from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, adversely affecting the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

Failure to increase our revenue or reduce our sales and marketing expense as a percentage of revenue would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to grow our network of TrueCar Certified Dealers and to improve the satisfaction of the dealers in this network. We also intend to continue investing to increase awareness of our brand, including via television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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

From time to time, certain state authorities, dealer associations, and others have taken the position that aspects of our products and services violate state brokering, bird-dog, or advertising laws. When such allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In certain instances, we have nevertheless been obligated to suspend all or certain aspects of our business operations in a state pending the resolution of such issues, the resolution of which included the payment of fines in 2011 and 2012 in the aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, state regulatory inquiries with respect to the compliance of our products and services with state brokering, bird-dog, and advertising laws intensified to a degree not previously experienced by us. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.

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

In May 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint, filed by the California New Car Dealers Association, seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning the CNCDA Litigation, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles (the “Participating Dealer Litigation”). The complaint, filed by numerous dealers participating on the TrueCar Platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part the Company’s motion to dismiss. We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. On February 3, 2016, we filed a demurrer to the second amended complaint. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. We believe that the second amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In July 2015, we were named as a defendant in the Participating Dealer Litigation. Both as originally filed and as subsequently amended, the complaint in the Participating Dealer Litigation sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Neither the original nor amended complaint sought an award of money damages. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. If the Participating Dealer Litigation is re-filed at a later date or if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. We believe that the amended complaint is without merit and we intend to vigorously defend ourselves in this matter. Based on the current status of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which is currently scheduled for April 13, 2016. We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In August 2013, we filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively "Sonic") in the U.S. District Court for the Central District of California. The litigation concerned Sonic’s commercial use of the "True Price" mark. In the litigation, we sought an injunction prohibiting Sonic from using the "True Price" mark, as well as monetary damages incurred by TrueCar due to Sonic’s unlawful infringement. On July 29, 2015, we reached an agreement in principle with Sonic to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, we entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic is required to discontinue use of the “True Price” mark and has transferred all of its rights to that mark to TrueCar, and the lawsuit has been dismissed.

We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation, the Federal Securities Litigation, and the California Consumer Class Action, and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com and eBay;

•	eBay Motors, Edmunds.com, KBB.com, Autobytel.com and Cars.com;

•	sites operated by automobile manufacturers such as General Motors and Ford;

•	providers of offline, membership-based car-buying services such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

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

Our competitors could significantly impede our ability to expand and optimize our network of TrueCar Certified Dealers and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced and our operating results will be negatively affected.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and the number of transactions with TrueCar Certified Dealers that are completed by those users. In the year ended December 31, 2015, approximately 50% of unique visitors to our TrueCar.com website and the car buying sites we maintain for our affinity group marketing partners were attributable to mobile devices. The shift to mobile technology by our users may harm our business in the following ways:

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

As we introduce or expand additional offerings for our platform we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainty in the start of 2016, including stock market and commodity pricing volatility, lead to such a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.
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

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems in the future. Although we intend to develop a unified architecture in the future, our systems currently employ multiple software platforms. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.

Substantially the entire computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems is located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

As an “emerging growth company” we are currently exempt from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We had goodwill and intangible assets of $77.1 million at December 31, 2015. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $221.2 million and state net operating loss carryforwards of approximately $156.5 million at December 31, 2015. The federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2016, respectively. At December 31, 2015, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ended March 31, 2016 as well as the year ending December 31, 2016, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of December 31, 2015, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 79% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management;

•	conditions in the automobile industry; and

•	general economic conditions and slow or negative growth of our markets.

The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. As described in the risk factor above entitled "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows," two such lawsuits were instituted against us in the form of the Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Federal Securities Litigation and the California State Court Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At December 31, 2015, approximately 83.0 million shares of our common stock were outstanding. In addition, as of December 31, 2015, there were 24.3 million shares underlying options and 3.7 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our principal offices in Santa Monica, California. We currently lease approximately 38,000 square feet at 120 Broadway in Santa Monica, under a lease that expires in December 2025, and approximately 34,000 square feet at 1401 Ocean Avenue in Santa Monica that expires in 2029. We maintain additional leased spaces in several other Santa Monica locations as well as spaces in San Francisco, California, Austin, Texas, and Denver, Colorado. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$23.10	$15.92	$—	$—
Second Quarter (2014 from May 16, 2014)	$17.99	$11.85	$15.85	$9.05
Third Quarter	$12.12	$4.01	$25.00	$11.93
Fourth Quarter	$9.88	$4.97	$24.71	$15.71

Holders of Record

As of March 3, 2016, there were 192 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

 On November 17, 2014, we closed a follow-on public offering of 7,362,991 shares of common stock, which included 1,960,390 shares of common stock sold by us and 5,402,601 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $17.00 per share. We received net proceeds of $30.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sales of our shares. We did not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-199650). J.P. Morgan, Goldman, Sachs & Co., Morgan Stanley, RBC Capital Markets, JMP Securities, and Cowen and Company acted as the underwriters. There has been no material change in the planned use of proceeds from the follow-on offering as described in our final prospectus filed with the SEC on November 11, 2014 pursuant to Rule 424(b).
Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from May 16, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our common stock,  the Nasdaq Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on May 16, 2014 in our common stock, the NASDAQ Composite and the RDG Internet Composite, and the data for the NASDAQ Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data at December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)(2)
	(in thousands, except share and per share amounts)
Revenues	$259,838	$206,649	$133,958	$79,889	$76,330
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(3):	23,657	17,513	15,295	13,559	7,660
Sales and marketing(3)	151,002	128,569	75,180	70,327	41,992
Technology and development(3)	48,021	36,563	23,685	21,960	18,457
General and administrative(3)	83,494	58,296	30,857	34,228	21,912
Depreciation and amortization	17,646	13,213	11,569	11,768	4,148
Total costs and operating expenses	323,820	254,154	156,586	151,842	94,169
Loss from operations	(63,982)	(47,505)	(22,628)	(71,953)	(17,839)
Interest income	107	59	121	229	199
Interest expense	(443)	(380)	(1,988)	(3,359)	(66)
Other income (expense)	13	37	18	(18)	(20)
Change in fair value of preferred stock warrant liability	—	—	—	—	(1,882)
Loss before (provision) benefit for income taxes	(64,305)	(47,789)	(24,477)	(75,101)	(19,608)
Benefit (provision) for income taxes	(606)	(640)	(579)	606	10,690
Net loss	$(64,911)	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Cumulative dividends on Series B, Series C, and Series D preferred stock	—	—	—	—	(2,370)
Net loss attributable to common stockholders of TrueCar, Inc.	$(64,911)	$(48,429)	$(25,056)	$(74,495)	$(11,288)
Net loss per share attributable to common stockholders:
Basic and diluted(4)(5)	$(0.79)	$(0.68)	$(0.43)	$(1.33)	$(0.49)
Weighted average shares of common shares outstanding used in computing net loss per share attributable to common stockholders:
Basic and diluted(4)(5)	81,914	70,837	58,540	55,828	22,823
Other Financial Information:
Adjusted EBITDA(6)	$7,572	$10,884	$2,140	$(46,523)	$(3,538)
Non-GAAP net (loss) income(7)	$(11,016)	$(3,290)	$(11,875)	$(60,815)	$3,137

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

(2)	In 2011, we completed the acquisitions of Carperks, Honk, and ALG.

(3)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$792	$454	$141	$122	$47
Sales and marketing	4,493	4,743	2,561	1,571	1,076
Technology and development	4,294	5,013	1,762	1,428	1,096
General and administrative	32,984	19,123	4,882	7,199	3,989
Total stock-based compensation expense	$42,563	$29,333	$9,346	$10,320	$6,208

(4)	See Note 11 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(5)	All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 2-for-3 reverse stock split, which was effected on May 2, 2014.

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

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents and short term investments	$112,371	$147,539	$43,819	$22,062	$42,881
Working capital (deficit), excluding restricted cash	113,855	145,666	36,637	(9,290)	39,118
Property and equipment, net	71,390	30,731	15,238	12,842	13,720
Total assets	302,374	296,952	174,750	145,244	180,165
Total indebtedness	—	—	4,764	23,696	—
Lease financing obligation	26,987	6,093	—	—	—
Convertible preferred stock	—	—	29,224	—	—
Contingently redeemable common stock	—	—	—	1,000	—
Total stockholders’ equity	232,692	249,198	112,180	98,196	158,769

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net (loss) income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, change in the fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, severance charges, real estate exit costs, and income taxes. We define Non-GAAP net (loss) as net loss adjusted to exclude stock-based compensation, change in fair value of preferred stock warrant liability, non-cash warrant expense, transaction costs from acquisitions, change in the fair value of contingent consideration, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, severance charges, and real estate exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net (loss) income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net (loss) income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net (loss) income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net (loss) income in the same manner as we calculate these measures.

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

•
neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects the cash costs to advance our claims in respect of certain litigation or the costs to defend ourselves in various complaints filed against us;

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflect a non-recurring legal settlement in favor of the Company;

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects the cash severance costs due to certain former executives upon separation;

•	neither Adjusted EBITDA non Non-GAAP net (loss) income reflects the real estate exit costs associated with consolidation of the Company's office locations in Santa Monica, California.

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income consider the potentially dilutive impact of shares issued or to be issued in connection with share-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net (loss) income differently from how we do, limiting its usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(64,911)	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Non-GAAP adjustments:
Interest income	(107)	(59)	(121)	(229)	(199)
Interest expense	443	380	1,988	3,359	66
Depreciation and amortization	17,646	13,213	11,569	11,768	4,148
Stock-based compensation (1)	42,563	29,333	9,346	10,320	6,208
Warrant (reduction) expense	(803)	9,808	3,740	1,990	2,112
Change in fair value of preferred stock warrant liability	—	—	—	—	1,882
Transaction costs from acquisitions	—	—	—	—	1,853
Change in fair value of contingent consideration	—	—	95	1,370	—
IPO-related expenses	—	3,717	—	—	—
Ticker symbol acquisition costs	—	803	—	—	—
Certain litigation costs(2)	6,171	2,270	—	—	—
Legal settlement (3)	—	(792)	—	—	—
Severance charges (4)	3,732	—	—	—	—
Lease exit costs (5)	2,232	—	—	—	—
Provision (benefit) for income taxes	606	640	579	(606)	(10,690)
Adjusted EBITDA	$7,572	$10,884	$2,140	$(46,523)	$(3,538)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and securities class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
We incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss):
Net loss	$(64,911)	$(48,429)	$(25,056)	$(74,495)	$(8,918)
Non-GAAP adjustments:
Stock-based compensation (1)	42,563	29,333	9,346	10,320	6,208
Warrant (reduction) expense	(803)	9,808	3,740	1,990	2,112
Change in fair value of preferred stock warrant liability	—	—	—	—	1,882
Transaction costs from acquisitions	—	—	—	—	1,853
Change in fair value of contingent consideration	—	—	95	1,370	—
IPO-related expenses	—	3,717	—	—	—
Ticker symbol acquisition costs	—	803	—	—	—
Certain litigation costs (2)	6,171	2,270	—	—	—
Legal settlement (3)	—	(792)	—	—	—
Severance charges (4)	3,732	—	—	—	—
Lease exit costs (5)	2,232	—	—	—	—
Non-GAAP net (loss) income	$(11,016)	$(3,290)	$(11,875)	$(60,815)	$3,137

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and securities class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
We incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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

Overview

Our mission is to deliver the best car-buying experience for consumers and provide dealers and automakers with an excellent return on their marketing dollars. We have established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. We operate our company-branded platform on the TrueCar website and our branded mobile experience. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users in the purchase process and efficiently deliver targeted incentives to consumers.

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

During the year ended December 31, 2015, we generated revenues of $259.8 million and recorded a net loss of $64.9 million. Of the $259.8 million in revenues, 92.9% consisted of transaction revenues with the remaining 7.1% derived primarily from the sale of forecasts, consulting and other services to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2015	2014	2013
Average Monthly Unique Visitors	5,999,606	4,296,650	2,780,849
Units(1)	750,108	610,620	399,919
Monetization	$322	$310	$297
Franchise Dealer Count	9,094	8,501	6,651
Transaction Revenue Per Franchise Dealer	$27,439	$24,994	$19,857

(1)
We issued full credits of the amount originally invoiced with respect to 12,484, 8,779, and 17,664 units during the years ended December 31, 2015, 2014 and 2013, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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

The number of average monthly unique visitors increased 39.6% to approximately 6.0 million for the year ended December 31, 2015 from approximately 4.3 million for the year ended December 31, 2014. We attribute the growth in our average monthly unique visitors principally to increased television and digital marketing advertising campaigns that have led to increased brand awareness, as well as increased traffic from our affinity group marketing partners.

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

The number of units increased 22.8% to 750,108 for the year ended December 31, 2015 from 610,620 for the year ended December 31, 2014. We attribute this growth in units to the effectiveness of our increased marketing activities, product enhancements, the growing number and geographic coverage of TrueCar Certified Dealers in our network, and the overall growth in new car sales in the automotive industry.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. For the year ended December 31, 2015, our monetization increased 3.9% to $322 from $310 for the year ended December 31, 2014. The increase in monetization is primarily a result of improved subscription pricing optimization and growth in used vs new mix, the independent dealer channel, and in revenue from automobile manufacturers, known in the industry as OEMs. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network comprises dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales.

Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count increased to 9,094 at December 31, 2015 from 8,501 at December 31, 2014 and 6,651 at December 31, 2013. A disproportionate number of the net franchise dealer additions in the second half of 2015 represented relatively lower unit volume dealers. We intend to increase the number of dealers representing high volume brands in our dealer network generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.

Transaction Revenue per Franchise Dealer

We define transaction revenue per franchise dealer as the aggregate transaction revenue we receive in a given period divided by the average franchise dealer count in that period. We calculate average franchise dealer count in a given period as the average of the franchise dealer count at the beginning of the period and the franchise dealer count at the end of the period. Our transaction revenue per franchise dealer increased 9.8% to $27,439 during the year ended December 31, 2015 from $24,994 for the year ended December 31, 2014. These increases primarily reflect an increase in units which was attributable to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry.

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

We report our financial results as one operating segment, with two distinct service offerings: transactions, and forecasts, consulting and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our transaction and data and other offerings in order to gain more depth and understanding of the factors driving our business.

Components of Operating Results

Revenues

Our revenues are comprised of transaction revenues, and forecasts, consulting and other revenue.

Transaction Revenue. Revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements, we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.

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

Forecasts, Consulting and Other Revenue.    "Data and other revenue" as disclosed in periods prior to 2015 is now referred to as "forecasts, consulting and other revenue" as we believe this description is more accurate and reflective of the actual service offerings that we provide. We derive this type of revenue primarily from the provision of forecasts and consulting services to the automotive and financial services industries through our ALG subsidiary. The forecasts and consulting services that ALG provides typically relate to the determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. Our customers generally pay us for these services as information is delivered to them.

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

Sales and Marketing. Sales and marketing expenses consist primarily of: television and radio advertising; affinity group partner marketing fees, which also includes loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. See Part III, Item 13 “Certain Relationships, Related Party and Other Transactions — Strategic Partnerships — United Services Automobile Association” for a description of our arrangements with USAA. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and allocated overhead. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.

Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance and stock-based compensation expenses, third-party contractor fees, and allocated overhead primarily associated with development of our platform, as well as our product development, product management, research and analytics and internal IT functions.

General and Administrative. General and administrative expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, human resources, and business intelligence personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, lease exit costs, and allocated overhead.

Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.

Interest Income. Interest income consists of interest earned on our cash and cash equivalents and short-term investment balances.

Interest Expense. Interest expense consists of interest on our built-to-suit lease financing obligation, on our outstanding short-term debt obligations, and for the period from May 2012 to May 2013, accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013. In addition, beginning in August 2013, interest expense includes interest on our credit facility and the amortization of the discount on our line of credit. See Notes 5 and 6 of our consolidated financial statements included herein for more information about our debt obligations.

Benefit (Provision) for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and December 31, 2014 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in 2015, 2014, and 2013 primarily reflect a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

We have accumulated federal net operating loss carryforwards of approximately $221.2 million and state net operating loss carryforwards of approximately $156.5 million at December 31, 2015.

See Note 10 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$259,838	$206,649	$133,958
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	23,657	17,513	15,295
Sales and marketing	151,002	128,569	75,180
Technology and development	48,021	36,563	23,685
General and administrative	83,494	58,296	30,857
Depreciation and amortization	17,646	13,213	11,569
Total costs and operating expenses	323,820	254,154	156,586
Loss from operations	(63,982)	(47,505)	(22,628)
Interest income	107	59	121
Interest expense	(443)	(380)	(1,988)
Other income	13	37	18
Loss before provision for income taxes	(64,305)	(47,789)	(24,477)
Provision for income taxes	606	640	579
Net loss	$(64,911)	$(48,429)	$(25,056)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2015	2014	2013
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	9	8	11
Sales and marketing	58	62	56
Technology and development	18	18	18
General and administrative	32	28	23
Depreciation and amortization	7	6	9
Loss from operations	(25)	(23)	(17)
Interest income	*	*	*
Interest expense	*	*	(1)
Other income	*	*	*
Change in fair value of preferred stock warranty liability	*	*	*
Loss before provision for income taxes	(25)	(23)	(18)
Provision for income taxes	*	*	*
Net loss	(25)%	(23)%	(19)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2015, 2014, and 2013

Revenues

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Revenues
Transaction revenue	$241,395	$189,353	$118,713	27.5%	59.5%
Forecasts, consulting and other revenue	18,443	17,296	15,245	6.6%	13.5%
Total revenues	$259,838	$206,649	$133,958	25.7%	54.3%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in our revenues of $53.2 million or 25.7%, for 2015 as compared to 2014 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.9% and 7.1%, respectively, of revenues for 2015 as compared to 91.6% and 8.4%, respectively, for 2014. The increase in transaction revenue for 2015 primarily reflected a 22.8% increase in units due to an increase in marketing spend and an increase in the number of TrueCar Certified Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 39.6% to 6.0 million during 2015 from 4.3 million during 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 3.9% to $322 during 2015 from $310 for 2014, primarily as a result of improved subscription pricing optimization and growth in used vehicle vs. new vehicle mix, the independent dealer channel, and in revenue from OEMs. Monetization may fluctuate from period to period as a result of changes in our estimated sales allowance, pricing and the unit mix between new and used cars. The 6.6% increase in forecasts, consulting and other revenue for 2015 as compared to 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers. We expect revenues to grow modestly in 2016.

During the second half of 2015, we experienced a decline in the proportion of dealers representing high volume brands in our network and slowed quarter over quarter revenue growth. A disproportionate number of the net franchise dealer additions in the second half of 2015 represented relatively lower unit volume dealers. As a result, our close rates fell in the fourth quarter of 2015, and we were unable to generate unit growth commensurate with the growth in traffic. To increase growth rates, we intend to: (i) increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a better experience to consumers and dealers; and (ii) improve close rates by investing in additional dealer support personnel. By doing so, we will be re-allocating dollars from marketing and advertising, which in the past has driven revenue growth, to make investments in our dealer, product, technology, and research efforts in order to make the changes that will improve the consumer and dealer experiences and drive revenue growth in the future.

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in our revenues of $72.7 million for 2014 as compared to 2013 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 91.6% and 8.4%, respectively, of revenues for 2014 as compared to 88.6% and 11.4%, respectively, for 2013. The increase in transaction revenue for 2014 primarily reflected the 52.7% increase in units due to the level of marketing spend and the increase in the number of Certified TrueCar Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 54.5% to 4.3 million during 2014 from 2.8 million during 2013, reflecting our increased advertising expenses which improved brand awareness and the visibility of our car buying services to our users. Our monetization increased 4.4% to $310 during 2014 from $297 for 2013, and primarily reflected improved pricing with our TrueCar Certified Dealers and lower sales credits charged against revenue resulting from improved collection efforts. The 13.5% increase in forecasts, consulting, and other for 2014 as compared to 2013 primarily reflected improved pricing of our renewal forecasts and consulting service contracts and lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$23,657	$17,513	$15,295	35.1%	14.5%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.1%	8.5%	11.4%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in cost of revenue of $6.1 million or 35.1% for 2015 as compared to 2014 was primarily due to a $4.4 million increase in data costs and licensing fees to support the growth of our business and a $1.1 million increase in employee related costs primarily due to increases in headcount. Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

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

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Sales and marketing expense	$151,002	$128,569	$75,180	17.4%	71.0%
Sales and marketing expense as a percentage of revenues	58.1%	62.2%	56.1%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in sales and marketing expenses of $22.4 million or 17.4% for 2015 as compared to 2014 reflected a $19.3 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend, and a $3.4 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for 2015 also reflected a $7.2 million increase in salaries and related expenses primarily due to our increased headcount. These increases in sales and marketing expenses were partially offset by a decrease of $5.1 million in warrant expense related to warrants issued to a third-party marketing firm and a service provider and a decrease of $1.9 million in consulting fees as we have brought some services in-house that were previously performed by third parties. Although we plan to re-allocate a portion of our sales and marketing expenditures from advertising to make investments in improving our dealer relationships, we expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve our existing dealers as well as television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and other marketing programs as we grow our business.

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in sales and marketing expenses of $53.4 million or 71.0% for 2014 as compared to 2013 reflected a $35.9 million increase in advertising and promotional activities primarily due to increased television, radio and online marketing spend to grow the TrueCar.com brand, and a $13.1 million increase in affinity partner marketing fees as a result of our increased level of unit sales and increased promotional activities, such as loan subvention, where we pay certain affinity group marketing partners a portion of customers’ borrowing costs for car loan products offered by these affinity group marketing partners to incentivize their customers to use our platform. The increase in sales and marketing expenses for 2014 also reflected a $4.9 million increase in salaries and related expenses primarily due to our increased headcount, an increase of $2.2 million in stock-based compensation due to additional stock-based awards, an increase of $1.6 million in warrant expense related to warrants issued to our third-party marketing firm and service provider, a $0.8 million increase associated with the purchase of our ticker symbol “TRUE”, and an increase of $0.6 million associated with a liquidity bonus paid to a sales executive in connection with our IPO. These increases in sales and marketing expenses were partially offset by a decrease of $5.6 million in our corporate sponsorship expense as a result of terminating certain sponsorship agreements that we determined to be ineffective.

Technology and Development Expenses

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Technology and development expenses	$48,021	$36,563	$23,685	31.3%	54.4%
Technology and development expenses as a percentage of revenues	18.5%	17.7%	17.7%
Capitalized software costs	$15,645	$13,818	$6,692	13.2%	106.5%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in technology and development expenses of $11.5 million or 31.3% for 2015 as compared to 2014 reflected an increase of $10.6 million in increased salaries and related expenses due to our increased headcount, a $1.6 million increase in software license and hosting expenses, a $1.4 million increase in overhead related to facilities, reflecting extra space needed to accommodate increased headcount, and a $1.2 million increase in write-offs of capitalized software that we determined not to place in service. These increases were partially offset by a $2.8 million increase in the amount of salaries capitalized for the development of internal use software costs which reduced technology and development expenses during the period. Capitalized software costs increased $1.8 million for 2015 as compared to 2014 primarily due to the increase in the amount of salaries capitalized for the development of internal use software of $2.8 million, which was partially offset by a decrease in capitalized third-party software costs of $1.0 million. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

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

General and Administrative Expenses

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
General and administrative expense	$83,494	$58,296	$30,857	43.2%	88.9%
General and administrative expense as a percentage of revenues	32.1%	28.2%	23.0%

Year ended December 31, 2015 compared to year ended December 31, 2014. General and administrative expenses increased $25.2 million or 43.2% for 2015 as compared to 2014. The increase reflected $13.9 million in increased stock-based compensation due primarily to the acceleration and modification of equity awards related to certain terminated executives of $10.7 million, additional stock-based compensation expense of $2.1 million associated with the surrender and forfeiture of unvested options held by our former president and additional stock-based compensation of $1.1 million primarily related to awards granted in 2015. Other increases in general and administrative expenses include an increase of $5.3 million in professional fees, which includes an increase of $4.5 million in legal fees related to ongoing litigation, an increase of $3.6 million in overhead related to facilities, which includes $2.2 million in real estate exit costs associated with certain leased facilities that we exited in the fourth quarter of 2015, and an increase of $2.1 million in salaries and related expenses, primarily due to executive severance. For further discussion of executive severance, refer to Note 7 to our consolidated financial statements contained herein. We expect to continue to incur significant legal fees related to ongoing litigation.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Depreciation and amortization expenses	$17,646	$13,213	$11,569	33.6%	14.2%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in depreciation and amortization expenses of $4.4 million or 33.6% for 2015 as compared to 2014 reflected a growth in capitalized software costs and higher investments in property and equipment. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment and the timing of placing projects in service. Further, as we invest in and upgrade our technology infrastructure, depending on the timing of these upgrades, we may shorten the useful lives of some of our existing assets and accelerate related amortization expense.

Year ended December 31, 2014 compared to year ended December 31, 2013. The increase in depreciation and amortization expenses of $1.6 million or 14.2% for 2014 as compared to 2013 reflected a growth in capitalized software costs and higher investments in property and equipment.

Interest Expense

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Interest expense	$443	$380	$1,988	16.6%	(80.9)%

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in interest expense of $0.1 million or 16.6% for 2015 as compared to 2014 primarily reflect the interest expense incurred on our lease financing obligation in 2015, partially offset by a decrease in the interest on our outstanding balance of our short-term borrowings in 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013. The decrease in interest expense of $1.6 million or 80.9% for 2014 as compared to 2013 primarily reflected a decrease in interest on our convertible debt and a decrease in the accretion of debt discount resulting from a beneficial conversion feature on our convertible debt, which converted to equity in May 2013.

Provision for Income Taxes

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(dollars in thousands)
Provision for income taxes	$606	$640	$579	(5.3)%	10.5%

Years ended December 31, 2015, December 31, 2014 and December 31, 2013. Our provision for income taxes for 2015 2014, and 2013 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Average Monthly Unique Visitors	5,897,417	6,634,659	5,953,061	5,520,235	4,428,721	4,632,183	4,189,926	3,935,770
Units(1)	183,157	208,034	190,358	168,559	163,338	171,775	149,527	125,980
Monetization	$324	$324	$317	$322	$314	$303	$308	$317
Franchise Dealer Count (Ending)	9,094	8,702	9,300	9,108	8,501	8,149	7,682	7,210
Transaction Revenue Per Franchise Dealer	$6,662	$7,493	$6,563	$6,164	$6,156	$6,567	$6,195	$5,770

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Revenues:
Transaction revenues	$59,278	$67,441	$60,408	$54,268	$51,249	$51,985	$46,127	$39,992
Forecasts, consulting, and other revenues	4,310	4,964	4,883	4,286	4,222	4,766	4,370	3,938
Total revenues	63,588	72,405	65,291	58,554	55,471	56,751	50,497	43,930
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,987	5,952	5,927	5,791	4,989	4,666	4,138	3,720
Sales and marketing	34,867	43,969	40,457	31,709	31,111	36,399	33,292	27,767
Technology and development	14,942	12,340	10,979	9,760	9,814	10,906	8,513	7,330
General and administrative	29,851	16,467	18,407	18,769	15,422	14,919	16,438	11,517
Depreciation and amortization	5,125	4,477	4,119	3,925	3,739	3,388	2,972	3,114
Total costs and expenses	90,772	83,205	79,889	69,954	65,075	70,278	65,353	53,448
Loss from operations	(27,184)	(10,800)	(14,598)	(11,400)	(9,604)	(13,527)	(14,856)	(9,518)
Interest income	36	27	24	20	18	14	10	17
Interest expense	(121)	(159)	(118)	(45)	(52)	(27)	(131)	(170)
Other income(expense)	(1)	—	3	11	7	20	10	—
Loss before provision for income taxes	(27,270)	(10,932)	(14,689)	(11,414)	(9,631)	(13,520)	(14,967)	(9,671)
Provision for income taxes	174	173	50	209	203	120	67	250
Net loss	$(27,444)	$(11,105)	$(14,739)	$(11,623)	$(9,834)	$(13,640)	$(15,034)	$(9,921)
Net loss per share:
Basic and diluted	$(0.33)	$(0.13)	$(0.18)	$(0.14)	$(0.13)	$(0.18)	$(0.22)	$(0.17)
Other Financial Information (2):
Adjusted EBITDA	$159	$2,651	$477	$4,285	$4,253	$3,860	$1,773	$998
Non-GAAP net income (loss)	$(5,225)	$(2,131)	$(3,786)	$126	$277	$339	$(1,387)	$(2,519)

(1)
We issued full credits of the amount originally invoiced with respect to 3,604, 3,319, 2,802, 2,759, 2,507, 2,074, 2,054, and 2,145, units during the three months ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively. The number of units has not been adjusted downwards related to units credited.

(2)
Adjusted EBITDA and Non-GAAP net income (loss) are not measures of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other measures derived in accordance with GAAP. For definitions of Adjusted EBITDA and Non-GAAP net income (loss) and a reconciliation of net loss to Adjusted EBITDA and Non-GAAP net income (loss), see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(27,444)	$(11,105)	$(14,739)	$(11,623)	$(9,834)	$(13,640)	$(15,034)	$(9,921)
Non-GAAP Adjustments:
Interest income	(36)	(27)	(24)	(20)	(18)	(14)	(10)	(17)
Interest expense	121	159	118	45	52	27	131	170
Depreciation and amortization	5,125	4,477	4,119	3,925	3,739	3,388	2,972	3,114
Stock-based compensation (1)	16,412	7,531	9,167	9,453	8,353	9,440	7,396	4,144
Warrant (reduction) expense	(15)	(308)	(333)	(147)	1,518	3,675	2,280	2,335
IPO-related expenses	—	—	—	—	—	—	3,717	—
Ticker symbol acquisition costs	—	—	—	—	—	—	—	803
Certain litigation costs (2)	429	1,180	2,119	2,443	1,032	864	254	120
Legal Settlement (3)	—	—	—	—	(792)	—	—	—
Severance charges (4)	3,161	571	—	—	—	—	—	—
Lease exit charges (5)	2,232	—	—	—	—	—	—	—
Provision for income taxes.	174	173	50	209	203	120	67	250
Adjusted EBITDA (6)	$159	$2,651	$477	$4,285	$4,253	$3,860	$1,773	$998

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and securities class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
We incurred severance costs of $0.6 million and $2.8 million for executive-level employees who terminated during the quarters ended September 30, 2015 and December 31, 2015, respectively. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(6)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA, see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss) Income
Net loss	$(27,444)	$(11,105)	$(14,739)	$(11,623)	$(9,834)	$(13,640)	$(15,034)	$(9,921)
Non-GAAP Adjustments:
Stock-based compensation (1)	16,412	7,531	9,167	9,453	8,353	9,440	7,396	4,144
Warrant (reduction) expense	(15)	(308)	(333)	(147)	1,518	3,675	2,280	2,335
IPO-related expenses	—	—	—	—	—	—	3,717	—
Ticker symbol acquisition costs	—	—	—	—	—	—	—	803
Certain litigation costs (2)	429	1,180	2,119	2,443	1,032	864	254	120
Legal Settlement (3)	—	—	—	—	(792)	—	—	—
Severance charges (4)	3,161	571	—	—	—	—	—	—
Lease exit charges (5)	2,232	—	—	—	—	—	—	—
Non-GAAP net (loss) income (6)	$(5,225)	$(2,131)	$(3,786)	$126	$277	$339	$(1,387)	$(2,519)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and securities class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
We incurred severance costs of $0.6 million and $2.8 million for executive-level employees who terminated during the quarters ended September 30, 2015 and December 31, 2015, respectively. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these costs from 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(6)
Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $112.4 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $275.9 million from our operations through December 31, 2015, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We previously entered into a credit facility with a financial institution that provided for advances under a formula-based revolving line of credit and had no amounts outstanding at December 31, 2015.

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

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(11,369)	$3,104	$(3,911)
Net cash used in investing activities	(29,836)	(9,823)	(5,483)
Net cash provided by financing activities	6,037	110,439	31,151
Net (decrease) increase in cash and cash equivalents	$(35,168)	$103,720	$21,757

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing, advertising and sponsorship expenses. Our net loss has been significantly greater than cash used in or provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash used in operating activities in 2015 was $11.4 million. This was primarily due to our net loss of $64.9 million, which, adjusted for non-cash items, including depreciation and amortization expense of $17.3 million, stock-based compensation expense of $42.6 million, and loss on disposal of fixed assets of $1.6 million, resulted in $2.7 million in cash used in operations. This use of cash was also due to $8.6 million in changes to operating assets and liabilities, which primarily reflected a decrease of $6.5 million in accrued employee expenses primarily related to lower accrued bonuses, an increase of $5.9 million in accounts receivable primarily related to increased revenues, a decrease of $1.8 million in accrued expenses and other current liabilities primarily due to decreased marketing fees. These were partially offset by a $5.3 million increase in accounts payable primarily due to increased affinity group marketing fees and growth in our business and a decrease of $1.1 million in other current assets primarily due to a decrease in a receivable from a legal settlement in our favor.

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

Investing Activities

Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment and changes in restricted cash requirements associated with our modified marketing arrangement with Yahoo!.

Cash used in investing activities of $29.8 million for 2015 resulted primarily from $13.8 million of investments in software, $12.7 million of investments in furniture, leasehold, and facility improvements primarily associated with our San Francisco and Santa Monica office spaces, and $3.3 million of investment in computer hardware.

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

Financing Activities

Cash provided by financing activities of $6.0 million for 2015 primarily reflects $5.4 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $0.6 million tenant improvement reimbursement related to a build-to-suit capitalized lease.

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

Cash provided by financing activities of $31.2 million in 2013 reflects net proceeds of $29.9 million from the issuance of 2,857,143 shares of Series A Preferred Stock in a private placement, and $5.0 million from a draw down under our Credit Facility. These increases were partially offset by a $2.0 million repurchase of vested option awards pursuant to a settlement agreement entered into with a former executive, a $1.0 million repurchase of outstanding common stock pursuant to an employment agreement with our Chief Executive Officer, $0.6 million for payments of costs related to our initial public offering, and $0.4 million of payments of contingent consideration related to the Carperks acquisition. The remaining contingent consideration related to the Carperks acquisition of $1.9 million was paid in 2014. Of this total, $0.4 million was part of the estimated purchase price and has been classified as a financing cash out flow. The additional $1.5 million has been classified as an operating cash outflow.

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2015 that are fixed and determinable.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations	$85,394	$8,399	$27,513	$22,335	$27,147
Purchase obligations	5,543	3,655	1,886	2	—
Total	$90,937	$12,054	$29,399	$22,337	$27,147

Our lease obligations consist of various leases for office space. We also have purchase obligations for data information, software related licenses and support services. For further discussion, see Note 7 of our consolidated financial statements included herein. Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

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

We believe that the assumptions and estimates associated with revenue recognition, sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, the expensing and capitalization of software and website development costs, and the valuation and assumptions underlying stock-based compensation and other equity instruments have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of our consolidated financial statements included herein.

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

Upon a user deciding to proceed with the user’s vehicle purchase through us, the user provides his or her name, address, e-mail, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives us the identity and source of a TrueCar lead provided to a specific dealer prior to an actual sale occurring. After a sale occurs, we receive real-time information regarding the sale, including the identity of the purchaser, via the Dealer Management System, “DMS”, used by the dealer that made the sale. To the extent that a sale is not matched via comparison of user information we have to sale information provided by the DMS, we also establish matches via one or more of the over 20 different data feeds provided to the Company by third party data aggregators, loan and insurance files provided by our affinity group marketing partners and other publicly available sources. This process often results in overlapping sales matches between the DMS and multiple data feeds, resulting in a high degree of certainty with respect to our ability to identify user leads that we provide to the dealers. This data is also used to invoice dealers shortly after the completion of the sales transactions. As a result of the various data sources available to us, it is unusual for us to have difficulty in reconciling introductions provided to our network of dealers to actual vehicle sales under our platform.

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

We also recognize revenue from dealers under subscription arrangements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are cancellable by the dealer or us at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements, we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.

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

Forecasts, Consulting and Other Revenue

We also derive revenue from providing forecasts, consulting and other services to the automotive and financial services industries. Additional revenue sources include lead referral fees, advertising fees earned from display advertisements on the TrueCar.com website, and data licensing fees earned for licensing certain proprietary data to third parties. We generally recognize revenue upon delivery of such services.

Sales of forecasts, consulting and other services may include multiple deliverables including sale of lease residual data, guidebooks and consulting services. We therefore recognize revenues for these arrangements in accordance with FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements  (“ASC 605-25”). ASC 605-25 was updated by Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (“ASU 2009-13”).

For multiple deliverable revenue arrangements, we first assess whether each deliverable has value to the customer on a standalone basis and performance is considered probable and substantially in our control. Forecasts and consulting services are sold both on a standalone basis and as part of multiple deliverable arrangements. Accordingly, the services have standalone value to the customer. Based on that standalone value of the deliverables, we allocate our revenues among the separate deliverables in the arrangement using the relative selling price method hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverable revenue arrangement to be based on, in descending order: (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence of selling price, or TPE, or (iii) management’s best estimated selling price, or BESP.

We have not established VSOE or TPE for our forecasts, consulting and other services because the deliverables are not sold separately within a sufficiently narrow price range or third party pricing for comparable services is not available; therefore, we apply judgment to determine BESP. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. The determination of BESP requires us to make significant estimates and judgments and we consider numerous factors in this determination, including the nature of the deliverables, market conditions and our competitive landscape, internal costs, and our pricing and discounting practices associated with actual transactions. We update our estimates of BESP on a periodic basis as events and as circumstances may require.

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

We have the option to assess goodwill for possible impairment by performing a qualitative analysis to determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform the first step in an impairment test.

The first step ("Step 1") involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is to compare the carrying amount of the goodwill to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We test for goodwill impairment annually at December 31. During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recorded on our goodwill. We elected to conduct a quantitative goodwill assessment of our reporting units at December 31, 2015. The fair value of the reporting units significantly exceeded their carrying value and accordingly, we concluded that there was no impairment of goodwill.

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

At December 31, 2015 total remaining stock-based compensation expense for unvested awards was $56.6 million, which is expected to be recognized over a weighted-average period of 3.13 years.

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

Interest Rate Risk

We had cash and cash equivalents of $112.4 million at December 31, 2015, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2015, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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

Our management, with the participation of our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 5(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On March 7, 2016, the Compensation Committee of the Company's Board of Directors approved discretionary bonuses to certain of the Company’s executive officers, including Mike Guthrie, Chief Financial Officer, and John E. Stephenson, Chief Risk Officer. Messrs. Guthrie and Stephenson were granted bonuses of $74,372 and $50,000, respectively.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	S-1	3.2	May 5, 2014
3.2	Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Seventh Amended and Restated Investors’ Rights Agreement, dated November 22, 2013, by and among the Registrant and certain of its stockholders.		X	S-1	4.1	April 4, 2014
4.2	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.4	Warrant to Purchase Shares of Common Stock, dated April 21, 2014, by and between the Registrant and 8020 Consulting.		X	S-1	4.17	May 5, 2014
4.5	Warrant to Purchase Shares of Common Stock, dated May 15, 2014, by and between the Registrant and Avis-Davis Productions, Inc.		X	S-1	4.18	May 15, 2014
4.6	Warrant to Purchase Shares of Common Stock, dated February 25, 2011, by and between the Registrant and GR Match, LLC.		X	S-1	4.3	April 4, 2014
4.7	Warrant to Purchase Shares of Common Stock, dated November 22, 2013, by and between the Registrant and Vulcan Capital Growth Equity LLC.		X	S-1	4.10	April 4, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
4.8	Warrant to Purchase Shares of Common Stock, dated March 12, 2014, by and between the Registrant and Centrue Financial Corporation.		X	S-1	4.12	April 4, 2014
4.9	Warrant to Purchase Shares of Common Stock, dated February 11, 2014, by and between the Registrant and Venture Lending & Leasing VI, LLC.		X	S-1	4.13	April 4, 2014
4.10	Warrant to Purchase Shares of Common Stock, dated February 11, 2014, by and between the Registrant and Venture Lending & Leasing VII, LLC.		X	S-1	4.14	April 4, 2014
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2005 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.2	April 4, 2014
10.3#	2008 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.3	April 4, 2014
10.4#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.5#	Employment Agreement, dated December 20, 2012, by and between the Registrant and Scott Painter, as amended.		X	S-1	10.5	April 4, 2014
10.6#	Employment Agreement, dated October 25, 2013, by and between the Registrant and Michael Guthrie.		X	S-1	10.6	April 4, 2014
10.7#	Employment Agreement, dated May 1, 2010, by and between the Registrant and Bernard Brenner.		X	S-1	10.7	April 4, 2014
10.8#	Offer Letter, dated September 28, 2011, by and between the Registrant and Lawrence Dominique.		X	S-1	10.8	April 4, 2014
10.9#	Employment Agreement, dated September 15, 2008, by and between the Registrant and Stewart Easterby.		X	S-1	10.10	April 4, 2014
10.10#	Employment Agreement, dated September 15, 2008, by and between the Registrant and James Nguyen, as amended.		X	S-1	10.11	April 4, 2014
10.11#	Offer Letter, dated November 1, 2010, by and between the Registrant and Thomas Taira.		X	S-1	10.12	April 4, 2014
10.12#	Employment Agreement, dated January 17, 2014, by and between the Registrant and Lucas Donat.		X	S-1	10.13	April 4, 2014
10.13#	Employment Agreement, dated April 21, 2014, by and between the Registrant and Troy Foster.		X	S-1	10.14	May 5, 2014
10.14#	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Krafcik.		X	S-1	10.15	May 5, 2014
10.15#	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Stephenson.		X	S-1	10.16	May 5, 2014
10.16#	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.17#	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.18	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.19	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.		X	S-1	10.16	April 4, 2014
10.20	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.15	August 14, 2014
10.21
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
			X	S-1	10.21	October 28, 2014
10.22	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and between the Registrant and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.23+
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
			X	S-1	10.21	May 5, 2014
10.24#	2014 Incentive Plan.		X	S-1	10.22	May 5, 2014
10.25#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.26#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.27#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.28#	Separation Agreement and Release, dated November 20, 2015, by and between the Registrant and Scott Painter.	X
10.29#	Separation Agreement and Release, dated December 22, 2015, by and between the Registrant and Troy Foster.	X
10.30#	Option Forfeiture Agreement, dated December 28, 2015, by and between the Registrant and John Krafcik.		X	8-K	10.1	January 4, 2016
10.31#	Employment Agreement, dated November 16, 2015, by and between the Registrant and Chip Perry.	X
21.1	List of Subsidiaries of the Registrant.		X	S-1	21.1	April 4, 2014
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

# Indicates a management contract or compensatory plan.

+ Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on March 10, 2016.

TRUECAR, INC.
By:	/s/ Chip Perry
Chip Perry
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Guthrie, John E. Stephenson and John Pierantoni, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chip Perry	President and Chief Executive Officer	March 10, 2016
Chip Perry	(Principal Executive Officer)

/s/ Michael Guthrie	Chief Financial Officer	March 10, 2016
Michael Guthrie	(Principal Financial Officer)

/s/ John Pierantoni	Chief Accounting Officer	March 10, 2016
John Pierantoni	(Principal Accounting Officer)

/s/ Abhishek Agrawal	Director	March 10, 2016
Abhishek Agrawal

/s/ Todd Bradley	Director	March 10, 2016
Todd Bradley

/s/ Robert Buce	Director	March 10, 2016
Robert Buce

/s/ Christopher Claus	Director	March 10, 2016
Christopher Claus

/s/ Steven Dietz	Director	March 10, 2016
Steven Dietz

/s/ Thomas Gibson	Director	March 10, 2016
Thomas Gibson

/s/ John Krafcik	Director	March 10, 2016
John Krafcik

/s/ Ion Yadigaroglu	Director	March 10, 2016
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TrueCar, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TrueCar, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2016

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$112,371	$147,539
Accounts receivable, net of allowances of $2,720 and $2,069 at December 31, 2015 and 2014, respectively (includes related party receivables of $328 and $1,865 at December 31, 2015 and 2014, respectively)	33,761	28,748
Prepaid expenses (includes related party prepaid expenses of $0 and $906 at December 31, 2015 and 2014, respectively)	6,048	5,193
Other current assets	779	3,040
Total current assets	152,959	184,520
Property and equipment, net	71,390	30,731
Goodwill	53,270	53,270
Intangible assets, net	23,815	27,949
Other assets	940	482
Total assets	$302,374	$296,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $7,490 and $4,954 at December 31, 2015 and 2014, respectively)	$18,880	$12,826
Accrued employee expenses	7,799	14,245
Accrued expenses and other current liabilities (includes related party accrued expenses of $318 and $0 at December 31, 2015 and 2014, respectively)	12,425	11,783
Total current liabilities	39,104	38,854
Deferred tax liabilities	2,413	2,245
Lease financing obligation, net of current portion	26,987	6,093
Other liabilities	1,178	562
Total liabilities	69,682	47,754
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2015 and 2014, respectively; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2015 and 2014, respectively; 83,016,735 and 79,811,769 shares issued and outstanding at December 31, 2015 and 2014, respectively	8	8
Additional paid-in capital	508,584	460,179
Accumulated deficit	(275,900)	(210,989)
Total stockholders’ equity	232,692	249,198
Total liabilities and stockholders’ equity	$302,374	$296,952

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended
	December 31,
	2015	2014	2013
Revenues	$259,838	$206,649	$133,958
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $0, $405, and $2,738, for 2015, 2014 and 2013, respectively)	23,657	17,513	15,295
Sales and marketing (includes related party expenses of $20,852, $19,443, and $10,164, for the years ended December 31, 2015, 2014 and 2013, respectively)	151,002	128,569	75,180
Technology and development	48,021	36,563	23,685
General and administrative	83,494	58,296	30,857
Depreciation and amortization	17,646	13,213	11,569
Total costs and operating expenses	323,820	254,154	156,586
Loss from operations	(63,982)	(47,505)	(22,628)
Interest income	107	59	121
Interest expense	(443)	(380)	(1,988)
Other income	13	37	18
Loss before provision for income taxes	(64,305)	(47,789)	(24,477)
Provision for income taxes	606	640	579
Net loss	$(64,911)	$(48,429)	$(25,056)
Net loss per share, basic and diluted	$(0.79)	$(0.68)	$(0.43)
Weighted average common shares outstanding, basic and diluted	81,914	70,837	58,540
Other comprehensive loss:
Comprehensive loss	$(64,911)	$(48,429)	$(25,056)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock			Notes Receivable from Related Parties	Accumulated deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2012	56,207,579	$6	$237,021	$(1,327)	$(137,504)	$98,196
Net loss	—	—	—	—	(25,056)	(25,056)
Stock-based compensation	—	—	9,463	—	—	9,463
Issuance of warrants in connection with marketing agreements	—	—	3,740	—	—	3,740
Issuance of restricted stock	20,874	—	423	—	—	423
Exercise of options to purchase common stock	98,878	—	171	58	—	229
Repurchase of vested common stock awards	—	—	(2,000)	—	—	(2,000)
Imputed interest on notes receivable	—	—	127	—	—	127
Issuance of common stock, net of issuance costs	57,760	—	326	—	—	326
Interest income on notes receivable	—	—	—	(28)	—	(28)
Repayment of notes receivable	—	—	—	228	—	228
Adjustment of contingently redeemable common stock	13,840	—	—	—	—	—
Issuance of warrants in connection with Series A convertible preferred stock	—	—	677	—	—	677
Issuance of warrants in connection with revolving line of credit	—	—	408	—	—	408
Balance at conversion of convertible note payable to common stock	3,556,412	—	25,447	—	—	25,447
Balance at December 31, 2013	59,955,343	$6	$275,803	$(1,069)	$(162,560)	$112,180
Net loss	—	—	—	—	(48,429)	(48,429)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	8,941,250	1	69,150	—	—	69,151
Conversion of Series A convertible preferred stock in connection with initial public offering	2,857,143	—	29,224	—	—	29,224
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,960,390	—	30,762	—	—	30,762
Stock-based compensation	—	—	30,582	—	—	30,582
Issuance of warrants in connection with marketing agreements	—	—	9,861	—	—	9,861
Exercise of warrants to purchase common stock	3,357,867	1	9,460	—	—	9,461
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,739,776	—	5,313	—	—	5,313
Recovery of short swing profits	—	—	14	—	—	14
Imputed interest on notes receivable	—	—	10	—	—	10
Interest income on notes receivable	—	—	—	(3)	—	(3)
Repayment of notes receivable	—	—	—	1,072	—	1,072
Balance at December 31, 2014	79,811,769	$8	$460,179	$—	$(210,989)	$249,198
Net loss	—	—	—	—	(64,911)	(64,911)
Stock-based compensation	—	—	43,888	—	—	43,888
Repurchase of common stock awards	—	—	(100)	—	—	(100)
Issuance of warrants and change in fair value of unvested warrants relating to marketing agreements	—	—	(803)	—	—	(803)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,245,290	—	5,420	—	—	5,420
Balance at December 31, 2015	83,016,735	$8	$508,584	$—	$(275,900)	$232,692

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(64,911)	$(48,429)	$(25,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,267	12,979	10,835
Deferred income taxes	581	577	579
Bad debt expense and other reserves	925	300	280
Stock-based compensation	42,563	29,333	9,346
Legal settlement paid in stock	—	—	326
Increase in fair value of contingent consideration liability	—	—	95
Common stock warrant (benefit) expense	(803)	9,861	3,740
Imputed interest on notes receivable	—	(3)	127
Interest income on notes receivable	—	(4)	(107)
Interest expense on note payable	—	—	805
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	—	236	1,117
Loss on disposal of fixed assets	1,631	233	734
Changes in operating assets and liabilities:
Accounts receivable	(5,938)	(10,372)	(8,196)
Prepaid expenses	(855)	(1,643)	(1,955)
Other current assets	1,087	(1,316)	(29)
Other assets	(458)	(26)	(281)
Accounts payable	5,312	3,399	1,382
Accrued employee expenses	(6,510)	3,883	3,973
Accrued expenses and other liabilities	(1,781)	4,253	(1,204)
Other liabilities	521	(157)	(422)
Net cash provided by (used in) operating activities	(11,369)	3,104	(3,911)
Cash flows from investing activities
Change in restricted cash	—	2,000	2,500
Purchase of property and equipment	(29,836)	(15,531)	(8,404)
Purchase of intangible assets	—	(365)	—
Notes receivable from related parties	—	(60)	—
Repayment of notes receivable from related parties	—	4,133	421
Net cash used in investing activities	(29,836)	(9,823)	(5,483)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	69,702	—
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	—	30,950	—
Proceeds from short swing profits	—	14	—
Proceeds from borrowings under credit agreement	—	5,000	5,000
Repayments under credit agreement	—	(10,000)	—
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	—	—	29,901
Payments of initial public offering costs	—	—	(551)
Payment of contingent consideration	—	—	(428)
Repurchase of common stock	—	—	(1,000)
Repurchase of common stock awards	—	—	(2,000)
Proceeds from exercise of common stock options	6,328	5,851	229
Taxes paid related to net share settlement of equity awards	(908)	(539)	—
Proceeds from exercise of warrants	—	9,461	—
Proceeds from financing obligation drawdown	622	—	—
Payments for lease financing obligation	(5)	—	—
Net cash provided by financing activities	6,037	110,439	31,151
Net (decrease) increase in cash and cash equivalents	(35,168)	103,720	21,757
Cash and cash equivalents at beginning of period	147,539	43,819	22,062
Cash and cash equivalents at end of period	$112,371	$147,539	$43,819
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$617	$139	$64
Income taxes	48	20	—
Supplemental disclosures of non-cash activities
Conversion of Series A convertible preferred stock in connection with initial public offering	—	29,224	—
Initial public offering costs paid in the prior year	—	551	—
Conversion of convertible note payable and accrued interest to common stock	—	—	25,447
Deferred offering costs included in accounts payable and accrued expenses	—	—	1,143
Tenant incentive for purchase of leasehold improvements	—	—	519
Stock-based compensation capitalized for software development	1,325	1,249	540
Recognition of leased facility asset and lease financing obligation	23,683	6,591	—
Accrued offering costs included in accounts payable and accrued expenses	—	(188)	—
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,635	795	109

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

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
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows automobile manufacturers ("OEMs") to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.

ALG provides forecasts, consulting, and other services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. ALG also obtains automobile purchase data from a variety of sources and uses this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, fair value of the capitalized facility lease, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility lease, fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, and in periods prior to the Company’s initial public offering, valuation of common stock.
Segments
The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer and the Chief Financial Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue (Note 14). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
For assets and liabilities measured at fair value, the following section describes the valuation methodologies, key inputs and significant assumptions.
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
Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2015, 2014, and 2013, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's assets at fair value on a recurring basis at December 31, 2015 and 2014 by level within the fair value hierarchy. There were no liabilities measure at fair value on a recurring basis at December 31, 2015 and 2014. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2015				At December 31, 2014
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$112,131	$—	$—	$112,131	$145,284	$—	$—	$145,284
Total Assets	$112,131	$—	$—	$112,131	$145,284	$—	$—	$145,284

See Note 7 for the change in the fair value of the Level 3 lease exit liability during the year ended December 31, 2015.
The following table summarizes the changes in fair value of the contingent consideration liability during the year ended December 31, 2013 (in thousands):

Contingent Consideration
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
Each reporting period, the Company reevaluates each customer’s ability to satisfy credit obligations and maintains an allowance for doubtful accounts based on the evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2015 and 2014.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowances, at beginning of period	$2,069	$2,184	$1,621
Charged as a reduction of revenue	6,716	4,797	6,985
Charged to bad debt expense in general and administrative expenses	925	373	153
Write-offs, net of recoveries	(6,990)	(5,285)	(6,575)
Allowances, at end of period	$2,720	$2,069	$2,184

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
At December 31, 2015 and 2014, capitalized software costs were $43.9 million and $29.7 million, respectively, before accumulated amortization of $20.6 million and $11.9 million, respectively. During 2015, the Company wrote off capitalized software costs of $1.2 million relating to the Company's decision to abandon additional development activities relating to specific software projects. As these capitalized assets had never been placed in service, the write-off was recorded in technology and development expense and there was no accumulated amortization and no acceleration of amortization. During 2014, the Company wrote off capitalized software costs that were previously placed in service and no longer in use of $0.3 million and accumulated amortization of $0.1 million, which resulted in acceleration of amortization of $0.2 million.
Expected amortization expense with respect to capitalized software costs at December 31, 2015 for each of the three years through December 31, 2018 is as follows (in thousands):

Years ended December 31,
2016	$11,024
2017	8,240
2018	4,041
Total amortization expense	$23,305

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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recorded on the Company’s long-lived assets.
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
The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform the first step on an impairment test.
The first step involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is to compare the carrying amount of the goodwill to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
The Company tests for goodwill impairment annually at December 31. During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recorded on goodwill. The Company conducted a quantitative goodwill assessment of its reporting units at December 31, 2015. The fair value of the reporting units exceeded their carrying values and accordingly, the Company concluded there was no impairment of its goodwill.
Revenue Recognition
The Company recognizes revenue, net of sales allowances, when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. Deferred revenue is recognized on the accompanying consolidated balance sheets when payments are received in advance of the Company meeting all of the revenue recognition criteria described above. The Company recorded deferred revenue (included in other accrued expenses) of $0.5 million and $0.5 million at December 31, 2015 and 2014, respectively.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company also recognizes revenue from dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are cancellable by the dealer or the Company at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of the Company’s platform by the dealer. For flat rate subscription arrangements, the Company recognizes the fees as revenue over the subscription period on a straight line basis which corresponds to the period that the Company is providing the dealer access to the Auto Buying Program. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, the Company recognizes revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through the Auto Buying Program during the subscription period multiplied by the contracted price-per-sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.
OEM Incentives
The Company enters into arrangements with automobile manufacturers (“OEM”) to promote the sale of their vehicles through the offering of additional consumer incentives. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive and the Company recognizes as revenue the per-vehicle incentive fee at the time the sale of the vehicle has occurred between the Auto Buying Program user and the dealer.
Forecasts, Consulting and Other Revenues
Revenues are generated from the sale of forecasts of lease residual value data for new and used leased automobiles, guidebooks, and consulting services. Sales are principally made to vehicle manufacturers, vehicle financing companies, investment banks, automobile dealers, and insurance companies. Forecasts and consulting services customers typically prepay annually in the form of a subscription agreement for lease residual value data and guidebooks.
Forecasts and consulting services sales arrangements may include multiple deliverables, such as sale of lease residual forecasts from guidebooks and consulting services. For multiple deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the customer on a standalone basis and performance is considered probable and substantially in its control. Forecasts and consulting services can be sold both on a standalone basis or as part of multiple deliverable arrangements. The deliverables constitute separate units of accounting because the deliverables have standalone value to the customer and as such, the total arrangement consideration is allocated to each unit of accounting using the relative selling price hierarchy. This hierarchy requires the selling price of each deliverable in a multiple deliverable revenue arrangement to be based on, in descending order:

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Revenue allocated to each element from the sale of lease residual value forecasts, guidebooks, and consulting services is recognized when the basic recognition criteria are met for each element. Sales attributed to residual value data and guidebooks are recognized when the data or guidebooks are delivered, and consulting services are recognized when the project is completed.
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
Sales and Marketing
Sales and marketing expenses consist primarily of: television, digital, and radio advertising; affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and allocated overhead. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them.
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $79.6 million, $58.1 million, and $27.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Prepaid expenses include prepaid media costs of $1.8 million and $2.3 million at December 31, 2015 and 2014, respectively. Accrued marketing and advertising expenses were $2.0 million and $4.9 million at December 31, 2015 and 2014, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheet.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Technology and Development
Technology and development expenses consist primarily of employee related expenses for technology and development staff, including salaries, benefits, bonuses, severance, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Technology and development expenses are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of employee related expenses for administrative, legal, finance, and human resource staffs, including salaries, benefits, bonuses, severance, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; lease exit charges, and allocated overhead.
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
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and consists of net loss and unrealized gains on marketable securities. For the years ended December 31, 2015, 2014 and 2013, the Company had no other comprehensive income (loss) items and accordingly, net loss equaled comprehensive loss.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction for the associated debt liability. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding business combinations to simplify measurement-period adjustments. Under this guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance to simplify the presentation of deferred income tax assets liabilities. This guidance establishes that deferred tax assets and deferred tax liabilities should be classified as noncurrent in a classified statement of financial position. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period, applied retrospectively or prospectively. The Company elected to early adopt this guidance in 2015 and prospectively applied the provisions. Had the Company adopted this guidance retrospectively, other current assets would have decreased by $0.4 million and deferred tax liabilities would have decreased by a corresponding amount at December 31, 2014.

In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment, net
Property and equipment consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Computer equipment, software, and internally developed software	$53,862	$37,110
Furniture and fixtures	3,575	2,335
Leasehold improvements	4,410	4,611
Capitalized facility leases	39,154	6,599
	101,001	50,655
Less: Accumulated depreciation	(29,611)	(19,924)
Total property and equipment, net	$71,390	$30,731

The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the "Premises") as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at December 31, 2015 and 2014, the Company has capitalized $39.2 million and $6.6 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the buildings. For the year ended December 31, 2015, the Company capitalized approximately $2.0 million of interest costs related to the Premises. No interest costs related to the Premises were capitalized for the year ended December 31, 2014. As of December 31, 2015, the Company had recorded accumulated amortization of $0.2 million for capitalized facility leases. Additionally, at December 31, 2015 and 2014, the Company recognized a corresponding lease financing obligation of approximately $28.9 million and $6.6 million, respectively. Refer to Note 7 for additional information.
Included in the table above are property and equipment of $5.3 million and $8.1 million as of December 31, 2015 and 2014, respectively, which are capitalizable, but had not yet been placed in service. The $5.3 million balance at December 31, 2015 was comprised primarily of capitalized software not ready for its intended use. The $8.1 million balance at December 31, 2014 was comprised primarily of the San Francisco capitalized facility lease of $6.6 million.
Total depreciation and amortization expense of property and equipment was $13.5 million, $8.9 million and $6.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Amortization of internal use capitalized software development costs was $8.8 million, $5.7 million and $3.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Amortization of capitalized facility leases was $0.2 million for the year ended December 31, 2015.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets
Intangible assets consisted of the following at December 31, 2015 and December 31, 2014 (in thousands, except years):

	At December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted average useful life in years
Acquired technology and domain name	$31,090	$(13,835)	$17,255	9.70
Customer relationships	6,300	(3,252)	3,048	8.97
Tradenames	4,900	(1,388)	3,512	15.00
Total	$42,290	$(18,475)	$23,815	10.20

	At December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted average useful life in years
Acquired technology and domain name	$31,090	$(10,788)	$20,302	9.70
Customer relationships	6,300	(2,491)	3,809	8.97
Tradenames	4,900	(1,062)	3,838	15.00
Total	$42,290	$(14,341)	$27,949	10.20

Amortization expense by asset type for the years ended December 31, 2015, 2014, and 2013 is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquired technology and domain name	$3,047	$3,164	$3,318
Customer relationships	760	760	760
Trade names	327	327	327
Total amortization	$4,134	$4,251	$4,405

Expected amortization expense with respect to intangible assets at December 31, 2015 for each of the five years through December 31, 2020 and thereafter is as follows (in thousands):

Years ended December 31,
2016	$4,041
2017	3,862
2018	3,861
2019	3,791
2020	3,787
Thereafter	4,473
Total amortization expense	$23,815

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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

6. Credit Facility
June 2013 Amended Credit Facility
On June 13, 2013, the Company entered into a second amended and restated loan and security agreement (“Second Amended Credit Facility”) with a financial institution with which the Company had previous credit arrangements. The Second Amended Credit Facility provided for advances under a formula-based revolving line of credit and pledged substantially all of the Company’s assets as collateral. In addition, the Company entered into a warrant agreement that allowed the financial institution to purchase 26,666 shares of the Company’s common stock at an exercise price of $7.92 per share if the Company drew on the credit facility at any time after the issuance date (Note 8). For the year ended December 31, 2013, the Company recorded a debt discount of $0.4 million upon the issuance of the warrants.
August 2014 Amendment to the Second Amended Credit Facility
In August 2014, the Company entered into an amendment to the Second Amended Credit Facility with the same financial institution, effective as of June 13, 2014, that provided for advances of up to $25.0 million under a formula-based revolving line of credit that expires on June 13, 2016.
This amended credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 2.25% if net cash, as defined, was greater than or equal to $1.00 (ii) LIBOR plus 3.75% if net cash, as defined, was less than $1.00, (iii) the bank’s prime rate if net cash was greater than or equal to $1.00 , or (iv) the bank’s prime rate plus 1.5% if net cash was less than $1.00. The Company could select whether its borrowings would fall under a LIBOR or prime rate interest rate and also committed to pay an annual commitment fee of $50,000 to the financial institution.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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

This amended credit facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each quarter. At December 31, 2015, the Company was in compliance with the financial covenant. If the adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

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

At December 31, 2015, the Company had no outstanding amounts under the credit facility. The amount available was $30.4 million, reduced for letters of credit issued and outstanding under the subfacility of $4.6 million at December 31, 2015.

7. Commitments and Contingencies
Office Lease Commitments
At December 31, 2015, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2015, future minimum payments for obligations under non-cancellable lease obligations are as follows (in thousands):

Years ended December 31,
2016	$8,399
2017	8,956
2018	9,149
2019	9,409
2020	8,416
Thereafter	41,065
Total minimum lease payments	$85,394

The Company recorded rent expense of $6.3 million, $2.8 million, and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
In connection with one of the Company’s office facilities leases, the Company has an irrevocable standby letter of credit, in the amount of $0.2 million for the benefit of its landlord. This letter of credit was posted by the financial institution which provides the Credit Facility (Note 6).
San Francisco Office Lease
In May 2014, the Company entered into a facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014 of $7.0 million. The remaining future minimum lease commitments as of December 31, 2015 are included in the table above. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in "Property and equipment, net" and a corresponding liability in "Lease financing obligations" on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2015 and December 31, 2014, the Company has capitalized $8.5 million and $6.6 million, respectively, in "Property and equipment, net" and a corresponding current and non-current lease financing obligation of $6.8 million and $6.6 million, respectively.
Upon completion of the construction during the first quarter of 2015, the Company retained the fair value of the San Francisco Office lease property and the obligation on its balance sheet as it did not qualify for sales and leaseback accounting due to requirements to maintain collateral in the lease. The Company records the rent payments as a reduction of the lease financing obligation and imputed interest expense and ground rent as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.
Santa Monica Office Lease
In July 2014, the Company entered into a facility lease in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over fifteen years, beginning in January 2015, of $36.0 million. The remaining future minimum lease commitments as of December 31, 2015 are included in the future minimum lease payments table above. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company had concluded that it was deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2015, the Company has capitalized $30.4 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $22.1 million.
Upon completion of the construction during the fourth quarter of 2015, the Company retained the fair value of the Santa Monica Office lease property and the obligation on its balance sheet as it did not qualify for sales leaseback accounting due to requirements to maintain collateral in the lease. The Company records the rent payments as a reduction of the lease financing obligation and imputed interest expense; ground rent is recorded as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred when it no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss. The Company does not expect to incur significant additional charges in future periods related to these exits.

The following table presents a roll forward of the lease exit liability for the year ended December 31, 2015 (in thousands):

Lease Exit Costs
Accrual at December 31, 2014	$—
Expense	2,232
Cash Payments	(244)
Accrual at December 31, 2015	$1,988

Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, other than as described below.
The Company filed a complaint against Sonic Automotive and Sonic Divisional Operations (collectively “Sonic”) on August 9, 2013 in the U.S. District Court for the Central District of California. The litigation concerned Sonic’s commercial use of the “True Price” mark. The Company was seeking an injunction prohibiting Sonic from using the “True Price” mark, as well as monetary damages incurred by the Company due to Sonic’s unlawful infringement. On July 29, 2015, the Company and Sonic reached an agreement in principle to settle the litigation and entered into a “Term Sheet” reflecting the material terms of settlement. On August 4, 2015, the Company entered into a settlement agreement with Sonic. Pursuant to the settlement agreement, Sonic is required to discontinue use of the “True Price” mark and has transferred all of its rights to that mark to the Company, and the lawsuit has been dismissed.
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome, or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. The Company believes that the second amended complaint is without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter, the Company’s then Chief Executive Officer, and Michael Guthrie, the Company’s Chief Financial Officer, as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) the Company’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) the Company acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, the Company filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted the Company’s motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. The Company believes that the amended complaint is without merit and it intends to vigorously defend itself in this matter. Based on the current status of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
On August 11, 2015, the Company, certain of its executives and directors, and the underwriters of the Company’s initial public offering and secondary offering were named as defendants in a putative class action lawsuit filed in California Superior Court under the federal securities laws. The complaint filed by Ning Shen and William Fitzpatrick, alleged that the Company’s registration statements in connection with the offerings contained false or misleading statements of material facts, and failed to disclose material adverse facts about the Company’s business, operations, prospects, and performance. The complaint sought an award of unspecified damages, interest, and attorneys’ fees. On September 2, 2015, following the Company’s removal of the action from California state court to the U.S. District Court for the Central District of California, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the California State Court Securities Litigation is currently resolved, but that it could be re-filed at a later date. Because this case is currently resolved, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If the California State Court Securities Litigation is re-filed at a later date, or if additional similar litigation, such as the Federal Securities Litigation, is filed against the Company, and if such litigation is not resolved in the Company's favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which is presently scheduled for April 13, 2016. The Company believes that the complaint is without merit, and it intends to vigorously defend itself in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; accordingly, the Company cannot predict the ultimate outcome or reasonably estimate the probability of or the range of loss, if any, for this action. As a result, no loss accrual has been recorded in the Company’s consolidated financial statements related to this matter. If this matter is not resolved in the Company’s favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

In December 2015, pursuant to an executed separation agreement with the Company's former CEO, the Company will pay its former CEO: (i) a 2015 bonus of $0.1 million; (ii) severance of approximately $0.5 million to be paid in approximately equal semi-monthly payments through December 31, 2016; and (iii) an annual fee of $0.1 million for limited advisory services to the Company during the period from his termination date to May 2018. Additionally, the Company will continue to provide its former CEO health insurance benefits through the end of May 2018. For the year ended December 31, 2015, the Company recorded as severance costs of $0.9 million in general and administrative expenses in the Company's consolidated statements of comprehensive loss for these obligations to the former CEO. At December 31, 2015, the remaining severance liability related to the former CEO was $0.9 million.
For the year ended December 31, 2015, in addition to its former CEO, the Company incurred severance costs totaling $2.5 million for several executive-level employees who terminated their employment during the period. Of the total, the Company recorded $0.4 million in sales and marketing, $0.4 million in technology and development and $1.7 million in general and administrative expenses in the Company's consolidated statements of comprehensive loss during the year ended December 31, 2015. At December 31, 2015, the remaining severance liability related to these former executive-level employees was $1.9 million.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At December 31, 2015 and 2014, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
Software Subscription License Agreement
In August 2014, the Company entered into an agreement to purchase a perpetual software subscription license totaling $4.9 million, which was fully paid in the third quarter of 2014. In addition to the software license agreement, the Company purchased a support services package for a three year term totaling $2.4 million payable quarterly. The remaining future commitments for the support services package at December 31, 2015 are included in the purchase obligations table below.

Purchase Obligations

At December 31, 2015, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$5,543	$3,655	$1,886	$2	$—

Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2015. Purchase obligations exclude agreements that are cancelable without penalty.

8. Stockholders’ Equity
Reverse Stock Split
The Company’s board of directors and stockholders approved a 2-for-3 reverse split of its common stock and its Series A convertible preferred stock, or preferred stock, which was effected on May 2, 2014. All share data and per share data, and related

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Stock Repurchases
During the year ended December 31, 2013, the Company repurchased a total of 112,422 shares of common stock at a price of $8.90 per share for an aggregate amount of $1.0 million in cash. All shares were repurchased from the Company’s former CEO in December 2013 in connection with his executed employment agreement. Pursuant to the employment agreement, the Company’s former CEO was provided the right to sell $1.0 million shares of common stock that were owned for at least six months to the Company during December 2013 at the fair value per share at the time of sale upon certain performance conditions being met. The repurchased shares were retired and have been recorded as a reduction of common stock and additional paid-in capital.
Warrants Issued to USAA
On March 12, 2009, June 25, 2010, January 1, 2012, and May 1, 2014, the Company entered into agreements with USAA, an affinity partner and significant stockholder of the Company, which provided for the issuance of warrants to purchase shares of the Company’s common stock upon achievement of minimum performance milestones based on the level of vehicle sales. The warrants were issued to USAA in exchange for marketing services performed by USAA under the Company’s affinity group marketing program. The purpose of the marketing services performed by USAA is to create awareness of, acquire traffic for, and drive users to, the Company’s auto buying platforms. For that reason expense recognized related to warrants issued to USAA is recorded as sales and marketing expense in the Company’s consolidated statements of comprehensive loss.
On November 24, 2009, the minimum performance milestones related to the March 12, 2009 agreement were reached and a fully vested warrant was issued by the Company which allows for the purchase of up to 961,482 shares of common stock at $0.83 per share. These warrants were outstanding at December 31, 2013.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

On June 25, 2010, an additional warrant to purchase up to 1,653,333 shares of the Company’s common stock at $2.12 per share was issued to USAA. The warrant became exercisable based on the achievement of performance milestones based on the level of vehicle sales. During 2011, the performance milestones were fully achieved and the affinity partner received a warrant to purchase the full 1,653,333 shares of common stock. The warrant was fully vested at December 31, 2011. These warrants were outstanding at December 31, 2013.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $0.2 million, $5.7 million and $1.1 million related to warrants to purchase 71,330 shares, 631,449 shares, and 415,349 shares of common stock that have been earned and are vested, respectively. The fair value of the warrants was based on the following assumptions using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015			2014			2013
Risk-free interest rate	1.51%	to	2.03%	0.02%	to	2.33%	0.29%	to	0.52%
Contractual life (years)	6.3	to	7.2	0.3	to	8.0	2.0	to	2.9
Expected volatility	47.8%	to	54.2%	48.5%	to	57.5%	47.4%	to	52.8%
Dividend yield	—			—			—
Warrants to purchase 3,265,168 shares of the Company’s common stock earned from agreements entered into prior to May 2014 were exercised in connection with the Company’s IPO in May 2014 for an aggregate purchase price of $9.5 million.
At December 31, 2015, there were 498,976 warrants that were earned and outstanding with an additional 960,003 remaining warrants that is available for issuance upon achievement of minimum performance milestones.
Warrants Issued to Third Party Marketing Firm
On February 25, 2011, the Company entered into a media and marketing services agreement with a direct marketing firm. Under the arrangement, the marketing firm will provide media purchasing, production, advertising, and marketing services in connection with the advertising and marketing of the Company’s services. In addition to cash consideration, the Company agreed to issue a warrant to the marketing firm to purchase up to 1,433,333 shares of the Company’s common stock at a price of $6.02 per share. The warrant expires eight years from the issuance date and as of December 31, 2014, all warrants have been earned and issued to the marketing firm. In March 2015, the warrant to purchase 1,433,333 shares of the Company's common stock was exercised through a net settlement election. The Company issued 959,676 shares of its common stock to the third party marketing firm.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2014 and 2013, the Company recognized expense of $2.3 million related to 343,665 warrants earned and $2.5 million related to 604,266 warrants earned, respectively. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.
Warrants Issued to Financial Institution
On June 13, 2012, in connection with the execution of the amended credit facility (Note 6), the Company entered into a warrant agreement with a financial institution to purchase 26,666 shares of the Company’s common stock, at an exercise price of $11.51 per share if the Company draws on the credit facility at any time after the issuance date. If at any time, the advances to the Company in aggregate principal amount are greater than $4.0 million, the number of shares increases to 66,666. The warrants are immediately vested upon drawing on the line and expire on the earlier of June 13, 2022, or an acquisition of the Company consisting solely of cash and or marketable securities. The warrant is automatically net exercised on the expiration date, if the fair market value per share of the Company’s common stock at expiration date is greater than the warrant exercise price. On June 13, 2013, the Company entered into a second amendment and restated loan and security agreement which reduced the exercise price of the warrants to $7.92. On August 29, 2013, the Company drew down $5.0 million on the credit facility, triggering the issuance of warrants to purchase 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share. In 2013, the Company recorded the relative fair value of the warrants based on the following assumptions using the Black-Scholes option-pricing model: life of 10 years, risk free rate of 2.78% and volatility of 64.8%. For the year ended December 31, 2013, the Company recorded the fair value of the warrants to additional paid-in capital, offset by a debt discount, reducing the carrying value of the line of credit. The debt discount is amortized over the life of the loan as interest expense using the effective interest method.
In June 2014, warrants to purchase 66,666 shares of the Company’s common stock were exercised through a net settlement election. The Company issued 27,526 shares of its common stock to the financial institution.
Warrants Issued to Vulcan
In November 2013, in the Vulcan private placement, the Company issued to Vulcan a warrant to purchase 666,666 shares of its common stock at an exercise price of $15.00 per share. The Company allocated the $30.0 million aggregate proceeds from the issuance of Series A and the warrant based on their relative fair values. Approximately $0.7 million and $29.2 million were allocated to the warrant and Series A, respectively, net of issuance costs. The warrant is classified in equity and the relative fair value of the warrant was recorded as additional paid-in capital at December 31, 2013. The fair value of the warrant was based on the following assumptions using the Black-Scholes option-pricing model: expected life of 2 years, risk free rate of 0.31%, and volatility of 49.4%. The warrant expired unexercised in November 2015.
Warrants Issued to Service Provider
In May 2014, the Company entered into a consulting agreement with an individual to provide marketing services to the Company. The Company agreed to issue a warrant to the individual to purchase up to 333,333 shares of the Company’s common stock at a price of $12.81 per share. All shares under the warrant agreement become exercisable in accordance with the vesting schedule over a four year period. The warrant expires five years from the issuance date or, if earlier, twelve months following the termination of the consulting agreement. In December 2015, the Company terminated the consulting agreement and the unvested warrants to purchase an aggregate of 187,500 shares of common stock were canceled. Upon termination, 145,833 of the warrants had vested and were outstanding at December 31, 2015.
For the year ended December 31, 2015, the Company recorded the fair value of the warrant based on the following assumptions using the Black-Scholes option-pricing model: contractual life of 1.0 to 4.0 years, risk free rate of 0.52% to 1.28%, and volatility of 44.1% to 48.9%. For the year ended December 31, 2014, the Company recorded the fair value of the warrant based on the following assumptions: contractual life of 4.4 to 5.0 years, risk free rate of 1.48% to 1.55%, and volatility of 54.8% to 56.8%.
For the year ended December 31, 2015, the Company recorded a reduction in warrant expense of $1.0 million due to the remeasurement to fair value of the unvested shares through the vesting date, which was primarily related to the reduction in the Company's stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. For the year ended December 31, 2015, warrants earned under this

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

agreement totaled 112,500 shares. For the year ended December 31, 2014, the Company recognized expense of $1.7 million related to warrants to purchase 33,333 shares of common stock that have been earned and are vested.
Other Equity Awards
In December 2012, pursuant to an amendment to the Company’s former CEO’s employment agreement, the former CEO was provided with the right to sell $1.0 million of common stock to the Company during December 2012 and December 2013, respectively, at the then fair value of the Company’s common stock. In the event of the repurchases of common stock by the Company, the former CEO was also entitled to receive options to purchase the equivalent number of shares of common stock at the then fair value of common stock. The former CEO exercised his right to have the Company repurchase 130,080 and 112,422 shares of common stock in December 2012 and 2013, respectively, and the Company subsequently issued the former CEO options to purchase the equivalent number of shares of common stock at the fair value of common stock on the respective grant dates. The options associated with the December 2013 repurchase were contingently issuable based upon the achievement of certain performance conditions related to specified cash balances or adjusted earnings before interest, income taxes, depreciation and amortization during the allotted time period and continued service of the CEO. As the performance conditions were probable and the performance conditions were achieved during the year ended December 31, 2013, the Company recognized $0.2 million of compensation expense related to these awards. For the years ended December 31, 2015 and 2014, the Company recognized $0.1 million and $0.5 million of compensation expense related to these awards, respectively.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s stock option plan.
The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2015 is as follows:

Number of Shares
Outstanding stock options	24,277,901
Outstanding restricted stock units	3,747,340
Outstanding common stock warrants	1,631,478
Additional shares available for grant under equity plan	3,095,368
Total	32,752,087

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the "Inducement Plan"). Under the 2005 Plan, 604,093 shares of common stock were reserved for the issuance of incentive or nonqualified stock options and stock purchase rights as of December 31, 2013. Under the 2008 Plan, there were no shares available for future issuance as of December 31, 2013. In connection with the Company’s IPO in May 2014, the 2005 Plan and the 2008 Plan were terminated. Upon the Company's IPO in May 2014, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (i) 10,000,000 shares; (ii) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or, (iii) such other amount as determined by the Company’s Board of Directors. As of December 31, 2015, the total number of shares available under the 2014 Plan is 3,095,368 shares. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company's new president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company's common stock under the Inducement Plan that vest over a four year period and expire ten years from the date of grant. There are no shares available for future issuance as of December 31, 2015 under the Inducement Plan.
Under the 2014 Plan, the Company has the ability to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. Stock options granted under the 2014 Plan must at least equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest monthly over a four year period and expire ten years from the date of grant. Restricted stock units generally vest quarterly over a four to five year period.
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2015 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2014	25,589,876	$9.79	7.55
Granted	4,983,099	9.98
Exercised	(1,724,604)	3.67
Canceled/forfeited	(4,570,470)	21.19
Outstanding at December 31, 2015	24,277,901	$8.12	5.62	$63.2
Vested and expected to vest at December 31, 2015	23,741,347	$8.08	5.54	$62.4
Exercisable at December 31, 2015	16,674,660	$7.01	4.22	$55.5

(1)	The aggregate intrinsic value represents the excess of the closing price of the Company's common stock of $9.54 on December 31, 2015 over the exercise price of in-the-money stock option awards.

At December 31, 2015, total remaining stock-based compensation expense for unvested option awards, including performance-based stock option awards, was $32.8 million, which is expected to be recognized over a weighted-average period of 2.84 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2015, 2014 and 2013 was $4.76, $6.32 and $4.79, respectively. The Company recorded stock-based compensation expense for stock option awards of $34.0 million, $27.2 million and $8.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
The total intrinsic value of options exercised in 2015, 2014 and 2013 was $19.2 million, $57.1 million, and $0.6 million, respectively.
There were no excess tax benefits realized for the tax deductions from stock options exercised during the years ended December 31, 2015, 2014 and 2013.
From time to time, the Company grants stock options that contain performance conditions. During 2012, the Company granted certain executives stock options to purchase 166,665 shares of common stock at a weighted average exercise price of $11.51 per share. These awards contain performance conditions based on achieving certain revenue and earnings targets. During 2013, the Company granted stock options to purchase 1,765,875 shares of common stock at a weighted average exercise price was $8.85. Of the awards granted in 2013, 82,327 stock options granted vest upon achieving certain revenue and earnings targets and 1,683,548 shares which include a two-step performance and service vesting condition. The first step was based on achieving certain revenue and earnings targets, which were met at December 31, 2013. Stock options awarded vest over the 48 month requisite service period beginning on January 1, 2014. During 2014, the Company granted 2,776,114 stock options at a weighted average exercise price of $12.81, which include a two step performance and service vesting condition. The first step is based upon achieving certain revenue and earnings targets. Stock options eligible for time-based vesting are calculated based on the Company's performance against these metrics and vest over 48 months beginning February 1, 2015. Based on the achievement levels of the performance criteria, as of December 31, 2014, there were 2,241,796 outstanding stock options with a weighted average exercise price of $12.81 that were eligible for vesting over the requisite service period. Stock options granted in excess of the achievement level totaling 288,406 shares were forfeited and returned to the 2014 Plan in the first quarter of 2015.
The grant date fair values of these awards for the years ended December 31, 2014 and 2013 were $20.1 million and $8.8 million, respectively, as determined using a Black-Scholes option-pricing model. The Company recognizes compensation cost for stock options with performance conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.
Restricted Stock Awards
In prior years, the Company had issued restricted stock awards. As of December 31, 2014, all outstanding awards were fully vested. The total fair value of shares of restricted stock awards vested for the years ended December 31, 2014 and 2013 was $0.8 million and $0.7 million, respectively.
For the years ended December 31, 2014 and 2013, the Company recorded $0.2 million and $0.4 million, respectively, in compensation expense in connection with the vesting of shares of restricted stock awards.
Restricted Stock Units
Activity in connection with restricted stock units (“RSUs”) is as follows for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2014	827,997	$12.36
Granted	3,980,079	8.17
Vested	(607,330)	12.45
Canceled/forfeited	(453,406)	9.99
Non-vested — December 31, 2015	3,747,340	$8.18

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The total fair value of vested restricted stock units for the years ended December 31, 2015 and 2014 was $6.5 million and $0.3 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2015 and 2014 was $8.17 and $12.35, respectively. For the years ended December 31, 2015 and 2014, the Company recorded $8.6 million and $2.0 million in compensation expense, respectively. At December 31, 2015, total remaining stock-based compensation expense for non-vested RSUs is $23.9 million, which is expected to be recognized over a weighted-average period of 3.54 years.
During 2014, the Company granted 720,146 RSUs with a weighted average grant date fair value of $10.04, which include a two-step performance and service vesting condition. The first step is based upon achieving certain revenue and earnings targets. RSUs eligible for time-based vesting are calculated based on the Company’s performance against these metrics and vest over 16 quarters beginning January 1, 2015. Based on the achievement levels of the performance criteria, as of December 31, 2014, there were 583,537 non-vested RSUs with a weighted average grant date fair value of $10.07 that were eligible to vest over the requisite service period. RSUs granted in excess of the achievement level totaling 73,939 shares were forfeited and returned to the 2014 Plan in the first quarter of 2015.
Modifications
In November 2015, the Compensation Committee of the Board of Directors authorized the modification of equity awards in connection with the separation of the Company's former CEO. In accordance with the terms of the separation agreement, the Company will pay $0.1 million for the surrender and cancellation of options the former CEO holds to purchase 1,333,332 shares of the Company’s common stock with a weighted-average exercise price of $45.00. Additionally, under a limited advisory services arrangement, the former CEO will also continue to vest in his remaining options, covering 1,401,553 shares, and 154,088 remaining restricted stock units until May 2018. Although these awards continue to vest, no substantive additional service is required by the former CEO. As a result of this modification, the Company recognized $7.7 million in additional stock-based compensation expense for the year ended December 31, 2015.
In the fourth quarter of 2015, the Company accelerated the vesting of stock options to purchase 337,111 shares of common stock and 48,113 RSUs to four former executives. Additionally, the Company extended the exercise period of all vested stock options to these former executives. As a result of these modifications, the Company recognized additional stock compensation expense of $3.0 million for the year ended December 31, 2015.
In December 2015, the Company's former President and current member of its Board of Directors agreed to surrender and forfeit unvested options to purchase 309,722 shares of the Company's common stock with a weighted-average exercise price of $13.17. The Company's former President will continue to vest in his remaining unvested options covering 252,431 shares and 57,679 remaining RSUs, subject to his continued service as a member of the Company's Board of Directors. As a result of this forfeiture, the Company recognized additional stock compensation expense of $2.1 million for the year ended December 31, 2015.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.66%	1.93%	1.41%
Expected term (years)	6.03	6.24	6.06
Expected volatility	49%	58%	61%
Dividend yield	—	—	—

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
The Company recorded stock-based compensation cost relating to stock options, restricted stock awards, and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$792	$454	$141
Sales and marketing	4,493	4,743	2,561
Technology and development	4,294	5,013	1,762
General and administrative	32,984	19,123	4,882
Total stock-based compensation expense	42,563	29,333	9,346
Amount capitalized to internal-use software	1,325	1,249	540
Total stock-based compensation cost	$43,888	$30,582	$9,886

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes
The components of the Company’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	25	63	7
Total current provision	25	63	7
Deferred:
Federal	547	540	504
State	34	37	68
Total deferred provision	581	577	572
Total income tax provision	$606	$640	$579

As described below, the Company has established a valuation allowance against its net deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets will not be realized. The Company’s 2015, 2014, and 2013 income tax provisions of $0.6 million primarily reflect the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
The overall effective income tax rate differs from the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax benefit based on the federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.4	2.0	(0.9)
Nondeductible expenses	(0.3)	(0.7)	(1.5)
Change in valuation allowance	(30.7)	(34.7)	(26.3)
Stock-based compensation	(6.4)	(2.0)	(8.3)
Other	0.1	0.1	0.6
Overall effective income tax rate	(0.9)%	(1.3)%	(2.4)%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$70,358	$56,957
Stock-based compensation	25,057	18,648
Accrued expenses	4,160	1,932
Research and development tax credits	610	610
Other	298	277
Gross deferred tax assets	100,483	78,424
Valuation allowance	(84,167)	(64,449)
Net deferred tax assets	16,316	13,975
Deferred tax liabilities:
State taxes	(4,589)	(3,802)
Property, equipment and software	(6,974)	(3,985)
Intangible assets and goodwill	(7,166)	(8,020)
Gross deferred tax liabilities	(18,729)	(15,807)
Total net deferred tax liabilities	$(2,413)	$(1,832)

The net deferred tax liability at December 31, 2015 and 2014 relates to amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.
At December 31, 2015, the Company had federal and state net operating loss carryforwards of $221.2 million and $156.5 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2016, respectively. At December 31, 2015, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2015, a valuation allowance of $84.2 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Valuation allowance, at beginning of year	$64,449	$47,858	$41,412
Increase in valuation allowance	19,718	16,591	6,446
Valuation allowance, at end of year	$84,167	$64,449	$47,858

As a result of certain realization requirements of ASC 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to stock-based compensation that are greater than the compensation recognized for financial reporting purposes. The gross and tax-effected amount of unrealized net operating loss carryforwards resulting from excess stock-based compensation tax benefits was $49.0 million and $18.0 million, respectively, at December 31, 2015. Additional paid-in capital will be increased by $18.0 million if and when such deferred tax assets are ultimately realized. The Company uses the with-and-without approach when determining when excess tax benefits have been realized.
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit, beginning of year	$46	$(4)	$(4)
Additions based on current year tax positions	—	21	—
Additions for prior years' tax positions	—	29	—
Settlements with tax authorities	(13)	—	—
Reductions for prior years' tax positions	(30)	—	—
Unrecognized tax benefit, end of year	$3	$46	$(4)

Since there is a full valuation allowance recorded against the deferred tax assets, any subsequent reductions of the valuation allowance and recognition of the associated tax benefit would impact the effective tax rate.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2015, accrued interest and penalties related to uncertain tax positions were insignificant. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2015, the Company concluded its IRS and state tax examinations for the 2011 and 2012 tax years, and the 2010 through 2012 tax years, respectively. These tax examinations did not result in material tax assessments, and the Company believes its income tax accruals as of December 31, 2015 are reasonable.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(64,911)	$(48,429)	$(25,056)
Weighted-average common shares outstanding	81,914	70,837	58,540
Net loss per share — basic and diluted	$(0.79)	$(0.68)	$(0.43)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Options to purchase common stock	24,278	25,590	18,363
Common stock warrants	1,631	3,926	5,931
Conversion of convertible preferred stock	—	—	2,857
Unvested restricted stock awards	3,747	828	55
Total shares excluded from net loss per share attributable to common stockholders	29,656	30,344	27,206

12. Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.7 million, $1.2 million and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions
Transactions with Stockholders
In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue were $0.4 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively. Costs under these agreements included in sales and marketing expense were $0.3 million for the year ended December 2013. There were no costs recorded in sales and marketing expense for the year ended December 31, 2014.
Notes Receivable from Related Parties
From 2007 to 2011, the Company issued notes to executives of the Company totaling $4.1 million of which $2.9 million were exchanged for cash and $1.2 million were in consideration for the purchase of common stock. The notes bear interest at rates between 1.2% and 6.0%. Principal and interest payments are due at maturity. The loans had maturity dates ranging from 2011 to 2016, and were repaid in full by February 2014, except for $0.3 million which was repaid in full in December 2014.
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
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the years ended December 31, 2015, 2014 and 2013, the Company recorded sales and marketing expense of $6.8 million, $4.2 million and $1.1 million, respectively. At December 31, 2014, the Company recorded $0.9 million in prepaid expenses related to this marketing firm. Additionally, the Company has amounts due to this marketing firm at December 31, 2014 of $0.2 million.
Advances to an Officer
In prior years, the Company paid business and personal expenses, which were charged to a corporate card or paid directly to third parties, of the Company’s former CEO and the former CEO reimbursed the Company for personal expenses paid by the Company. During 2013, the Company paid personal expenses of $0.1 million. The advances made to the former CEO were paid in full in February 2014.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Repurchase Arrangement with Officer

In December 2013, pursuant to an executed employment agreement with a stock repurchase provision with the Company's former CEO, the Company repurchased 112,422 shares of common stock at a price of $8.90 per share which was the fair value of the shares on the date of repurchase (Note 8).
Transactions with USAA
USAA is the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at December 31, 2015 and 2014 of $0.3 million and $1.9 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2015 and 2014 of $7.8 million and $4.7 million, respectively. The Company recorded sales and marketing expense of $14.0 million, $15.2 million, and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 8).

14. Revenue Information
The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue. Data and other revenue as disclosed in periods prior to 2015 is now referred to as forecasts, consulting and other revenue as the Company believes this description is more accurate and reflective of the actual service offerings that the Company provides. The following table presents the Company's revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Transaction revenue	$241,395	$189,353	$118,713
Forecasts, consulting and other revenue	18,443	17,296	15,245
Total revenues	$259,838	$206,649	$133,958

15. Subsequent Events
In January and February 2016, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") granted 763,470 restricted stock units with a weighted-average grant date fair value of $6.44, which vest quarterly over four years. Additionally, the Compensation Committee granted stock options to purchase 100,706 shares of the Company's common stock at a weighted-average exercise price of $6.03 per share. The stock options vest over an approximate period of four years.