Form 10-Q
period 2016-03-31
TrueCar, Inc.
filed 2016-05-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 4, 2016, 83,772,005 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase the rate at which site visitors obtain Guaranteed Savings Certificates and close rates;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate newly hired members of management;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party service providers;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$105,971	$112,371
Accounts receivable, net of allowances of $2,555 and $2,720 at March 31, 2016 and December 31, 2015, respectively (includes related party receivables of $906 and $328 at March 31, 2016 and December 31, 2015, respectively)	29,906	33,761
Prepaid expenses	5,136	6,048
Other current assets	606	779
Total current assets	141,619	152,959
Property and equipment, net	70,101	71,390
Goodwill	53,270	53,270
Intangible assets, net	22,782	23,815
Other assets	942	940
Total assets	$288,714	$302,374
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $2,135 and $7,490 at March 31, 2016 and December 31, 2015, respectively)	$12,115	$18,880
Accrued employee expenses	7,091	7,799
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $318 at March 31, 2016 and December 31, 2015, respectively)	11,036	12,425
Total current liabilities	30,242	39,104
Deferred tax liabilities	2,538	2,413
Lease financing obligations, net of current portion	27,142	26,987
Other liabilities	1,132	1,178
Total liabilities	61,054	69,682
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2016 and December 31, 2015; 83,739,806 and 83,016,735 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	515,219	508,584
Accumulated deficit	(287,567)	(275,900)
Total stockholders’ equity	227,660	232,692
Total liabilities and stockholders’ equity	$288,714	$302,374
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$61,860	$58,554
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,225	5,791
Sales and marketing (includes related party expenses of $3,301 and $3,918 for the three months ended March 31, 2016 and 2015)	32,111	31,709
Technology and development	13,140	9,760
General and administrative	15,496	18,769
Depreciation and amortization	5,904	3,925
Total costs and operating expenses	72,876	69,954
Loss from operations	(11,016)	(11,400)
Interest income	93	20
Interest expense	(608)	(45)
Other income	—	11
Loss before provision for income taxes	(11,531)	(11,414)
Provision for income taxes	136	209
Net loss	$(11,667)	$(11,623)

Net loss per share, basic and diluted	$(0.14)	$(0.14)
Weighted average common shares outstanding, basic and diluted	83,462	80,461
Other comprehensive loss:
Comprehensive loss	$(11,667)	$(11,623)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2015	83,016,735	$8	$508,584	$(275,900)	$232,692
Net loss	—	—	—	(11,667)	(11,667)
Stock-based compensation	—	—	6,137	—	6,137
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	723,071	—	498	—	498
Balance at March 31, 2016	83,739,806	$8	$515,219	$(287,567)	$227,660
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(11,667)	$(11,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,902	3,897
Deferred income taxes	125	203
Bad debt expense and other reserves	384	65
Stock-based compensation	5,892	9,453
Common stock warrant expense	—	(147)
Non-cash interest expense on lease financing obligation	158	—
Write-off and loss on disposal of fixed assets	258	28
Changes in operating assets and liabilities:
Accounts receivable	3,471	(256)
Prepaid expenses	920	608
Other current assets	173	1,338
Other assets	(2)	(206)
Accounts payable	(6,058)	(683)
Accrued employee expenses	(708)	(7,407)
Accrued expenses and other liabilities	708	1,508
Other liabilities	(46)	65
Net cash used in operating activities	(490)	(3,157)
Cash flows from investing activities
Purchase of property and equipment	(6,308)	(5,174)
Net cash used in investing activities	(6,308)	(5,174)
Cash flows from financing activities
Repurchase of common stock option awards	(100)	—
Proceeds from exercise of common stock options	659	3,893
Taxes paid related to net share settlement of equity awards	(161)	(362)
Proceeds from financing obligation drawdown	—	345
Payments for lease financing obligation	—	(15)
Net cash provided by financing activities	398	3,861
Net decrease in cash and cash equivalents	(6,400)	(4,470)
Cash and cash equivalents at beginning of period	112,371	147,539
Cash and cash equivalents at end of period	$105,971	$143,069
Supplemental disclosures of non-cash activities
Recognition of leased facility asset acquired and lease financing obligation	—	22,412
Stock-based compensation capitalized for software development	245	331
Change in capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	(2,707)	1,181
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
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows automobile manufacturers ("OEMs") to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 10, 2016.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility leases, fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, and in periods prior to the Company’s initial public offering, valuation of common stock.

Segments
The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer and the Chief Financial Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM review financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue (Note 11). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including accounting for income tax, classification of awards as either equity or liabilities, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.
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
In September 2015, the FASB issued new guidance regarding business combinations to simplify measurement-period adjustments. Under this guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied prospectively. The Company adopted this guidance on January 1, 2016, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction for the associated debt liability. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In March 2015, the FASB issued updates to this guidance to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance to clarify aspects related to identifying performance obligations and the licensing implementation guidance. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2016		At December 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$105,927	$105,927	$112,131	$112,131
Total Assets	$105,927	$105,927	$112,131	$112,131

4.	Property and Equipment, net
Property and equipment consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Computer equipment, software, and internally developed software	$57,139	$53,862
Furniture and fixtures	3,605	3,575
Leasehold improvements	4,476	4,410
Capitalized facility leases	39,316	39,154
	104,536	101,001
Less: Accumulated depreciation	(34,435)	(29,611)
Total property and equipment, net	$70,101	$71,390
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at March 31, 2016 and December 31, 2015, the Company has capitalized $39.3 million and $39.2 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. For the three months ended March 31, 2015, the Company capitalized approximately $0.7 million of interest costs related to the Premises. There were no capitalized interest costs related to the Premises for the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, the Company recorded accumulated amortization of $0.5 million and $0.2 million, respectively. Additionally, at March 31, 2016 and December 31, 2015, the Company recognized a corresponding lease financing obligation of approximately $29.1 million and $28.9 million, respectively.

Included in the table above are property and equipment of $2.1 million and $5.3 million at March 31, 2016 and December 31, 2015, respectively, which are capitalizable, but had not yet been placed in service. The $2.1 million and $5.3 million balances at March 31, 2016 at December 31, 2015, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.9 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively.
Amortization of internal use capitalized software development costs was $3.7 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

5.	Credit Facility
In February 2015, the Company entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with a financial institution for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.
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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At March 31, 2016, the Company was in compliance with all financial covenants.
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
At March 31, 2016 and December 31, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million.

6.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations and recognized a liability for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.

The following table presents a roll forward of the lease exit liability for the three months ended March 31, 2016:

Lease Exit Costs
Accrual at December 31, 2015	$1,988
Cash Payments	(674)
Accrual at March 31, 2016	$1,314
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Below is a list of material legal proceedings to which the Company is a party.

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. The Company believes that the portions of the second amended complaint that survived the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter, the Company’s then Chief Executive Officer, and Michael Guthrie, the Company’s Chief Financial Officer, as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/

or misleading statements and/or failed to disclose that: (i) the Company’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) the Company acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, the Company filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted the Company’s motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. The Company believes that the amended complaint is without merit and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was not held on April 13, 2016, and will be rescheduled for another date. The Company believes that the complaint is without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
In the fourth quarter of 2015, the Company incurred severance costs related to its former CEO and several executive-level employees who terminated their employment. The following table presents a roll forward of the executive severance liability for the three months ended March 31, 2016:

Executive Severance Costs
Accrual at December 31, 2015	2,803
Cash Payments	(985)
Accrual at March 31, 2016	$1,818
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At March 31, 2016 and December 31, 2015, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

7.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2015	24,277,901	$8.12	5.62
Granted	664,465	6.04
Exercised	(448,897)	1.47
Canceled/forfeited	(527,392)	10.67
Outstanding at March 31, 2016	23,966,077	$8.13	5.64
At March 31, 2016, total remaining stock-based compensation expense for unvested stock option awards was $28.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense for stock option awards of $3.8 million and $7.0 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2015	3,747,340	$8.18
Granted	1,073,760	6.32
Vested	(295,618)	8.28
Canceled/forfeited	(85,403)	9.40
Non-vested — March 31, 2016	4,440,079	$7.70
At March 31, 2016, total remaining stock-based compensation expense for non-vested restricted stock units is $27.4 million, which is expected to be recognized over a weighted-average period of 3.4 years. The Company recorded $2.1 million and $2.5 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2016 and 2015, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of revenue	$222	$177
Sales and marketing	763	1,390
Technology and development	1,079	926
General and administrative	3,828	6,960
Total stock-based compensation expense	5,892	9,453
Amount capitalized to internal software use	245	331
Total stock-based compensation cost	$6,137	$9,784

8.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.1 million and $0.2 million income tax expense for the three months ended March 31, 2016 and 2015, respectively.
There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities.

9.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

Net loss	$(11,667)	$(11,623)
Weighted-average common shares outstanding	83,462	80,461
Net loss per share - basic and diluted	$(0.14)	$(0.14)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015

Options to purchase common stock	23,966	24,853
Common stock warrants	1,605	2,492
Non-vested restricted stock unit awards	4,440	832
Total shares excluded from net loss per share	30,011	28,177

10.	Related Party Transactions
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the three months ended March 31, 2015, the Company recorded sales and marketing expense of $1.3 million related to this marketing firm.
Transactions with USAA
USAA is the Company's largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at March 31, 2016 and December 31, 2015 of $0.9 million and $0.3 million, respectively. In addition, the Company has amounts due to USAA at March 31, 2016 and December 31, 2015 of $2.1 million and $7.8 million, respectively. The Company recorded sales and marketing expense of $3.3 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, related to service arrangements entered into with USAA.

11.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015

Transaction revenue	$57,409	$54,268
Forecasts, consulting and other revenue	4,451	4,286
Total revenues	$61,860	$58,554

12.	Subsequent Events
In April 2016, the Company implemented a small reorganization in order to align its resources better with its business objectives. As a result of this reorganization, the Company expects to incur approximately $1.9 million in severance cost in the second quarter of 2016.
In May 2016, the Company entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease is expected to commence in February 2017 and has a ten year term. The Company has the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is expected to be approximately $9.9 million.

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
During the three months ended March 31, 2016, we generated revenues of $61.9 million and recorded a net loss of $11.7 million. Of the $61.9 million in revenues, $57.4 million or 92.8%, consisted of transaction revenues with the remaining $4.5 million, or 7.2%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.
When compared to the same quarter in the previous year, our revenue continues to increase; however, the rate of growth in recent quarters as compared to the corresponding quarters in 2014 and 2015 has slowed. We intend to increase the number of transactions on our platform, and thereby revenue, by: (i) increasing the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a better experience to consumers and dealers; and (ii) improving close rates by investing in additional dealer support personnel. This will require the re-allocation of dollars from marketing and advertising to make investments in our dealer, product, technology, and research efforts in order to make the changes that will improve the consumer and dealer experiences and drive revenue growth in the future. We expect our revenue to be relatively flat for 2016 as we implement these changes.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2016	2015
Average Monthly Unique Visitors	6,689,458	5,520,235
Units(1)	174,982	168,559
Monetization	$328	$322
Franchise Dealer Count	9,281	9,108
Transaction Revenue Per Franchise Dealer	$6,249	$6,164

(1)
We issued full credits of the amount originally invoiced with respect to 4,192 and 2,759 units during the three months ended March 31, 2016 and 2015, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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
The number of average monthly unique visitors increased 21.2% to approximately 6.7 million in the three months ended March 31, 2016 from approximately 5.5 million in the same period of 2015. We attribute the growth in our average monthly unique visitors principally to television, radio and digital marketing advertising campaigns that have led to increased brand awareness and also to increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform.
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
The number of units increased 3.8% to 174,982 in the three months ended March 31, 2016 from 168,559 in the three months ended March 31, 2015 while, as noted above, the number of average monthly unique visitors increased 21.2%. Historically, the growth in these two key metrics has been more closely correlated. During the second half of 2015, we experienced a decline in the proportion of dealers representing high volume brands in our network. As a result, our close rates fell in the fourth quarter of 2015 and have not yet recovered, resulting in comparatively lower increases in the number of units sold as well as slower revenue growth as compared to growth in average monthly unique visitors.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 1.9% to $328 during the three months ended March 31, 2016 from $322 for the same period in 2015. The increase in monetization is primarily a result of an increase in the proportion of used vs. new cars, growth in the number of independent dealers in the network, and growth in revenue from automobile manufacturers, known in the industry as OEMs. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network comprises of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count was 9,281 at March 31, 2016, an increase from 9,108 at March 31, 2015, and an increase from 9,094 at December 31, 2015. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Transaction Revenue Per Franchise Dealer
We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer was relatively consistent at $6,249 during the three months ended March 31, 2016 compared to $6,164 for the same period in 2015. As discussed above, our close rates fell in the fourth quarter of 2015 and have not yet recovered, resulting in slower revenue growth for the three months ended March 31, 2016. We intend to grow transaction revenue per franchise dealer as we make investments in our dealer, product, technology, and research efforts. By investing in these efforts, we intend to improve the consumer and dealer experiences, which will help improve close rates.
Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net (loss) income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, non-cash warrant expense, stock-based compensation, certain litigation costs, and income taxes. We define Non-GAAP net (loss) income as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, and certain litigation costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net (loss) income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net (loss) income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net (loss) income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net (loss) income in the same manner as we calculate these measures.
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

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net (loss) income differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net (loss) income alongside other financial performance measures, including our net loss, our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA and Non-GAAP net (loss) income you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net (loss) income, and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net (loss) income that our future results will not be affected by these expenses or any unusual or non-recurring items.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,667)	$(11,623)
Non-GAAP adjustments:
Interest income	(93)	(20)
Interest expense	608	45
Depreciation and amortization	5,904	3,925
Stock-based compensation	5,892	9,453
Warrant expense (reduction)	—	(147)
Certain litigation costs (1)	272	2,443
Provision for income taxes	136	209
Adjusted EBITDA	$1,052	$4,285

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparison.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss) Income:
Net loss	$(11,667)	$(11,623)
Non-GAAP adjustments:
Stock-based compensation	5,892	9,453
Warrant expense (reduction)	—	(147)
Certain litigation costs (1)	272	2,443
Non-GAAP net (loss) income	$(5,503)	$126

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to dealer operations, sales matching, employee and consulting costs related to delivering data and consulting services to our customers, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.
Sales and Marketing. Sales and marketing expenses consist primarily of: television and radio advertising; affinity group partner marketing fees, which also includes loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and allocated overhead, including facilities costs. Sales and marketing expenses also include costs related to common stock warrants issued to a service provider as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.
 Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses, third-party contractor fees, and allocated overhead primarily associated with development of our platform as well as facilities costs, as well as our product development, product management, research and analytics and internal IT functions.
 General and Administrative. General and administrative expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, human resources, and business intelligence personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead, including facilities costs.
 Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.
 Interest Income. Interest income consists of interest earned on our cash and cash equivalents.
 Interest Expense. Interest expense consists primarily of interest on our built-to-suit lease financing obligation.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2016 and December 31, 2015 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three months ended March 31, 2016 and 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$61,860	$58,554
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,225	5,791
Sales and marketing	32,111	31,709
Technology and development	13,140	9,760
General and administrative	15,496	18,769
Depreciation and amortization	5,904	3,925
Total costs and operating expenses	72,876	69,954
Loss from operations	(11,016)	(11,400)
Interest income	93	20
Interest expense	(608)	(45)
Other income, net	—	11
Loss before provision for income taxes	(11,531)	(11,414)
Provision for income taxes	136	209
Net loss	$(11,667)	$(11,623)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$1,052	$4,285
Non-GAAP net (loss) income	$(5,503)	$126
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenues

	Three Months Ended March 31,

	2016	2015

	(in thousands)
Transaction revenue	$57,409	$54,268
Forecasts, consulting and other revenue	4,451	4,286
Revenues	$61,860	$58,554
Three months ended March 31, 2016 compared to three months ended March 31, 2015. The increase in our revenues of $3.3 million or 5.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.8% and 7.2%, respectively, of revenues for the three months ended March 31, 2016 as compared to 92.7% and 7.3%, respectively, for the same period in 2015. The increase in transaction revenue for the three months ended March 31, 2016 primarily reflected a 3.8% increase in units. At the same time, our average monthly unique visitors grew 21.2% to 6.7 million for the three months ended March 31, 2016 from 5.5 million for the same period in 2015, reflecting our advertising campaigns which improved brand awareness and the visibility of our car buying services to our users and also the increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform.
The 3.8% increase in forecasts, consulting and other revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.

Growth in our transaction revenue has historically been more closely correlated with growth in average monthly unique visitors. In the second half of 2015, our close rates decreased as the result of a decline in the proportion of dealers representing high volume brands in our network. The lower close rates have dampened the impact of increases in unique visitors on transaction revenue. To increase revenue growth, we intend to: (i) increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a better experience to consumers and dealers; and (ii) improve close rates by investing in additional dealer support personnel. In doing so, we will be re-allocating dollars from marketing and advertising to make investments in our dealer, product, technology, and research efforts in order to make the changes that will improve the consumer and dealer experiences and drive revenue growth in the future. We expect our revenue to be relatively flat for 2016 as we implement these changes.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$6,225	$5,791
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.1%	9.9%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cost of revenue increased $0.4 million or 7.5% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to increased employee related costs.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Sales and marketing expenses	$32,111	$31,709
Sales and marketing expenses as a percentage of revenues	51.9%	54.2%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Sales and marketing expenses increased $0.4 million or 1.3% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase primarily reflected a $1.6 million increase in salaries and employee related expenses primarily due to our increased headcount. The increase was partially offset by a $0.6 million decrease in stock-based compensation expense and $0.6 million decrease in consulting related expenses. Our sales and marketing expenses as a percentage of revenues decreased to 51.9% for the three months ended March 31, 2016 compared to 54.2% for the same period in 2015, primarily as a result of revenues growing at a higher rate than our sales and marketing expenses. Although we plan to reallocate a portion of our sales and marketing expenditures from advertising to make investments in improving our dealer relationships, we expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve our existing dealers, as well as television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.

Technology and Development Expenses

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Technology and development expenses	$13,140	$9,760
Technology and development expenses as a percentage of revenues	21.2%	16.7%
Capitalized software costs	$3,264	$3,475
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Technology and development expenses increased $3.4 million or 34.6% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase primarily reflected $3.5 million in increased salaries and employee related expenses due to our increased headcount. Capitalized software costs decreased $0.2 million primarily due to a decrease in third-party software costs. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
General and Administrative Expenses

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
General and administrative expenses	$15,496	$18,769
General and administrative expenses as a percentage of revenues	25.1%	32.1%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. General and administrative expenses decreased $3.3 million or 17.4% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease reflected a $3.1 million decrease in stock-based compensation primarily due to certain executives who terminated from the Company in the fourth quarter of 2015 and a $2.4 million decrease in legal fees primarily related to a claim we filed against Sonic Automotive Holdings that was settled in August 2015. The decreases in general and administrative expense was partially offset by a $1.3 million increase in salaries and related expenses. We expect to continue to incur significant legal fees related to ongoing litigation.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Depreciation and amortization expenses	$5,904	$3,925
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Depreciation and amortization expenses increased $2.0 million or 50.4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is primarily related to growth in capitalized software costs and includes $0.7 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure. The shortened useful lives of these assets will result in comparatively greater depreciation in 2016 than the corresponding quarters in 2015. We also expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Interest Expense

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Interest expense	$608	$45
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Interest expense increased $0.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to interest expense incurred on our lease financing obligation for a Santa Monica leased office space and our San Francisco leased office space. We expect to continue to incur interest expense on our lease financing obligation in future periods consistent with the first quarter of 2016.
Provision for Income Taxes

	Three Months Ended March 31,

	2016	2015

	(dollars in thousands)
Provision for income taxes	$136	$209
Our provision for income taxes for the three months ended March 31, 2016 and 2015 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $106.0 million.
We have incurred cumulative losses of $287.6 million from our operations through March 31, 2016, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at March 31, 2016. The amount available under the amended credit facility at March 31, 2016 was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2016	2015

Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(490)	$(3,157)
Net cash used in investing activities	(6,308)	(5,174)
Net cash provided by financing activities	398	3,861
Net decrease in cash and cash equivalents	$(6,400)	$(4,470)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the three months ended March 31, 2016 was $0.5 million. This was primarily due to our net loss of $11.7 million, which, adjusted for non-cash items, including depreciation and amortization expense of $5.9 million and stock-based compensation expense of $5.9 million, resulted in $1.1 million in cash provided by operations. This was offset by a decrease of $1.5 million in changes to operating assets and liabilities, which primarily reflected a decrease of $6.1 million in accounts payable primarily due to decreased affinity group marketing fees. These were partially offset by a $3.5 million decrease in accounts receivable primarily related to decreased revenues and increased collections and a $0.9 million decrease in prepaid expenses due to a decrease in prepaid marketing expenses.
Cash used in operating activities for the three months ended March 31, 2015 was $3.2 million, primarily a result of our net loss of $11.6 million, which, adjusted for non-cash items, including depreciation and amortization expense of $3.9 million and stock-based compensation expense of $9.5 million, resulted in $1.9 million in cash provided by operations. This was offset by a decrease of $5.0 million in changes to operating assets and liabilities, which primarily reflected a decrease of $7.4 million in accrued employee expenses related to bonus payments made in the first quarter of 2015. This was partially offset by a $1.5 million increase in accrued expenses and other liabilities primarily due to increased legal fees and a $1.3 million decrease in other current assets related to the receipt of a legal settlement in the first quarter of 2015.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, and the acquisition of other intangible assets.
Cash used in investing activities of $6.3 million for the three months ended March 31, 2016 resulted from $3.5 million of investments in software, $2.4 million of investments in furniture, leasehold, and facility improvements, and $0.4 million of investment in computer hardware.
Cash used in investing activities of $5.2 million for the three months ended March 31, 2015 resulted from investments in capitalized software and property and equipment. Property and equipment costs consist primarily of costs incurred to improve our San Francisco and Santa Monica office spaces.
Financing Activities
Cash provided by financing activities of $0.4 million for the three months ended March 31, 2016 primarily reflects $0.5 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, partially offset by $0.1 million paid for the repurchase of common stock option awards.
Cash provided by financing activities of $3.9 million for the three months ended March 31, 2015 primarily reflects $3.5 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $0.3 million tenant improvement reimbursement related to a build-to-suit lease.

Contractual Obligations and Known Future Cash Requirements
In May 2016, we entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease is expected to commence in February 2017 and has a ten year term. We have the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is expected to be approximately $9.9 million.
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
There have been no material changes to the critical accounting policies previously disclosed in our annual report on Form 10-K, filed with the SEC on March 10, 2016.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included herein.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.
Interest Rate Risk
We had cash and cash equivalents of $106.0 million at March 31, 2016, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of March 31, 2016, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 6 “Commitments and Contingencies” to our consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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

Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow the number of dealers in our network of TrueCar Certified Dealers, including dealers representing high volume brands, both on an overall basis and in important geographies, is an important factor in growing our business. As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and image among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our effort will be successful. We may be unable to maintain or grow the number of car dealers in our network or increase the proportion of dealers in our network representing high volume brands. During the second half of 2015, we experienced both a decline in the proportion of such high volume dealers in our network and slowed quarter over quarter revenue growth. There can be no assurance we will be successful in reversing these declines. Failure to do so could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2016, our franchise dealer count was 9,281.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. The exercise prices of the majority of the stock options held by our executives exceed the price of our common stock at the close of the first quarter of 2016. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president. Recently hired executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our new executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

Our growth in recent years may not be indicative of our future growth and, we may not be able to manage future growth effectively.

Our revenue grew from $38.1 million in 2010 to $259.8 million in 2015. However, since the second half of 2015, we have experienced slowed quarter over quarter revenue growth. We expect that, in the future, as our revenue increases, our rate of growth may continue to decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

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

We have not been profitable since inception and had an accumulated deficit of $287.6 million at March 31, 2016. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. At March 31, 2016, USAA beneficially owned 13,164,669 shares, which represented 15.6% of our outstanding common stock. In 2015 and the quarter ended March 31, 2016, nearly 234,233 units and 55,811 units, respectively, or 31% and 32%, respectively, of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $151.0 million and $32.1 million on sales and marketing during 2015 and the quarter ended March 31, 2016, respectively.

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

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part our motion to dismiss. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. We believe that the portions of the second amended complaint that survived our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was not held on April 13, 2016, and will be rescheduled for another date. We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users perceive that we are not focused primarily on providing them with a better car-buying experience or if dealers do not perceive TrueCar as offering a compelling value proposition, our reputation and the strength of our brand will be adversely affected.

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

As we introduce or expand additional offerings for our platform we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams and could harm our growth rate, revenue and operating performance.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainties in the start of 2016, including stock market and commodity pricing volatility, led to such a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems. Although we intend to develop a unified architecture in the future, our systems currently employ multiple software platforms. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.

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

We had goodwill and intangible assets of $76.1 million at March 31, 2016. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending June 30, 2016 as well as the year ending December 31, 2016, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of March 31, 2016, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 77% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At March 31, 2016, approximately 83.7 million shares of our common stock were outstanding. In addition, as of March 31, 2016, there were 24.0 million shares underlying options and 4.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

•	creating a classified board of directors whose members serve staggered three-year terms;

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
Item 5.       Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 5, 2016, the Compensation Committee of the Company's Board of Directors approved a tax reimbursement and corresponding gross-up payment to Scott Painter, the Company's former Chief Executive Officer. The taxes to be reimbursed relate to certain expenses incurred during 2012 by Scott Painter, which were paid or reimbursed by the Company. These payments were not previously reflected as taxable income to Mr. Painter. The Company has now amended the appropriate tax filings to report the payments as income. The total of $297,429 to be paid by the Company includes the estimated incremental tax, related gross-ups and interest. $142,028 of the total will be remitted directly to the applicable taxing authorities on Mr. Painter's behalf and the balance will be paid to Mr. Painter. All payments are contingent on the filing of an amended 2012 federal tax return by Mr. Painter on or before December 31, 2016.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1	Option Forfeiture Agreement, dated December 28, 2015, by and between TrueCar, Inc. and John Krafcik	8-K File No. 001-36449	10.1	1/4/2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	May 10, 2016	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2016	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)