Form 10-Q
period 2016-06-30
TrueCar, Inc.
filed 2016-08-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 3, 2016, 84,606,500 shares of the registrant’s common stock were outstanding.

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

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase the rate at which site visitors obtain Guaranteed Savings Certificates and close rates;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate recent additions to our management team;

•	the impact of any failure of our solutions or solution innovations;

•	our reliance on our third-party service providers;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$103,120	$112,371
Accounts receivable, net of allowances of $2,291 and $2,720 at June 30, 2016 and December 31, 2015, respectively (includes related party receivables of $314 and $328 at June 30, 2016 and December 31, 2015, respectively)	32,708	33,761
Prepaid expenses	7,387	6,048
Other current assets	982	779
Total current assets	144,197	152,959
Property and equipment, net	68,736	71,390
Goodwill	53,270	53,270
Intangible assets, net	21,749	23,815
Other assets	1,256	940
Total assets	$289,208	$302,374
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $2,332 and $7,490 at June 30, 2016 and December 31, 2015, respectively)	$13,745	$18,880
Accrued employee expenses	8,955	7,799
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $318 at June 30, 2016 and December 31, 2015, respectively)	12,821	12,425
Total current liabilities	35,521	39,104
Deferred tax liabilities	2,694	2,413
Lease financing obligations, net of current portion	28,704	26,987
Other liabilities	2,479	1,178
Total liabilities	69,398	69,682
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2016 and December 31, 2015; 84,286,286 and 83,016,735 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	522,024	508,584
Accumulated deficit	(302,222)	(275,900)
Total stockholders’ equity	219,810	232,692
Total liabilities and stockholders’ equity	$289,208	$302,374
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$66,427	$65,291	$128,287	$123,845
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,365	5,927	12,590	11,718
Sales and marketing (includes related party expenses of $3,359 and $6,253 for the three months ended June 30, 2016 and 2015, and $6,660 and $10,171 for the six months ended June 30, 2016 and 2015, respectively)	38,129	40,457	70,240	72,166
Technology and development	14,022	10,979	27,162	20,739
General and administrative	15,998	18,407	31,494	37,176
Depreciation and amortization	5,868	4,119	11,772	8,044
Total costs and operating expenses	80,382	79,889	153,258	149,843
Loss from operations	(13,955)	(14,598)	(24,971)	(25,998)
Interest income	102	24	195	44
Interest expense	(632)	(118)	(1,240)	(163)
Other income	—	3	—	14
Loss before provision for income taxes	(14,485)	(14,689)	(26,016)	(26,103)
Provision for income taxes	170	50	306	259
Net loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)

Net loss per share, basic and diluted	$(0.17)	$(0.18)	$(0.31)	$(0.32)
Weighted average common shares outstanding, basic and diluted	83,931	82,012	83,697	81,241
Other comprehensive loss:
Comprehensive loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2015	83,016,735	$8	$508,584	$(275,900)	$232,692
Net loss	—	—	—	(26,322)	(26,322)
Stock-based compensation	—	—	12,260	—	12,260
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,269,551	—	1,180	—	1,180
Balance at June 30, 2016	84,286,286	$8	$522,024	$(302,222)	$219,810
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(26,322)	$(26,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,677	8,020
Deferred income taxes	281	251
Bad debt expense and other reserves	590	172
Stock-based compensation	11,792	18,620
Common stock warrant expense	—	(480)
Non-cash interest expense on lease financing obligation	411	—
Write-off and loss on disposal of fixed assets	392	25
Changes in operating assets and liabilities:
Accounts receivable	463	(2,051)
Prepaid expenses	(1,304)	(3,340)
Other current assets	(196)	351
Other assets	(316)	(209)
Accounts payable	(4,364)	(274)
Accrued employee expenses	1,156	(8,192)
Accrued expenses and other liabilities	2,372	1,001
Other liabilities	1,301	11
Net cash used in operating activities	(2,067)	(12,457)
Cash flows from investing activities
Purchase of property and equipment	(9,785)	(14,032)
Net cash used in investing activities	(9,785)	(14,032)
Cash flows from financing activities
Repurchase of common stock option awards	(100)	—
Proceeds from exercise of common stock options	1,571	5,206
Taxes paid related to net share settlement of equity awards	(391)	(610)
Proceeds from financing obligation drawdown	1,521	345
Payments for lease financing obligation	—	(22)
Net cash provided by financing activities	2,601	4,919
Net decrease in cash and cash equivalents	(9,251)	(21,570)
Cash and cash equivalents at beginning of period	112,371	147,539
Cash and cash equivalents at end of period	$103,120	$125,969
Supplemental disclosures of non-cash activities
Recognition of leased facility asset acquired and lease financing obligation	—	22,871
Stock-based compensation capitalized for software development	468	675
Change in capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	(2,862)	(257)
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
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows automobile manufacturers ("OEMs") to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established an intelligent, data-driven online platform operating on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car-buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.
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
In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including accounting for income tax, classification of awards as either equity or liabilities, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2016		At December 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$103,067	$103,067	$112,131	$112,131
Total Assets	$103,067	$103,067	$112,131	$112,131

4.	Property and Equipment, net
Property and equipment consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Computer equipment, software, and internally developed software	$60,438	$53,862
Furniture and fixtures	3,692	3,575
Leasehold improvements	4,574	4,410
Capitalized facility leases	39,302	39,154
	108,006	101,001
Less: Accumulated depreciation	(39,270)	(29,611)
Total property and equipment, net	$68,736	$71,390
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at June 30, 2016 and December 31, 2015, the Company has capitalized $39.3 million and $39.2 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. For the three and six months ended June 30, 2015, the Company capitalized approximately $0.5 million and $1.2 million of interest costs related to the Premises. There were no capitalized interest costs related to the Premises for the three and six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, the Company recorded accumulated amortization of $0.7 million and $0.2 million, respectively. Additionally, at June 30, 2016 and December 31, 2015, the Company recognized a corresponding lease financing obligation of approximately $30.9 million and $28.9 million, respectively.
Included in the table above are property and equipment of $2.2 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively, which are capitalizable, but had not yet been placed in service. The $2.2 million and $5.3 million balances at June 30, 2016 at December 31, 2015, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.8 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively. Total depreciation and amortization expense of property and equipment was $9.7 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively.
Amortization of internal use capitalized software development costs was $3.7 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. Amortization of internal use capitalized software development costs was $7.4 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At June 30, 2016, the Company was in compliance with all financial covenants.
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
At June 30, 2016 and December 31, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million at June 30, 2016.

6.	Commitments and Contingencies
Austin Office Lease Commitment
In May 2016, the Company entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease is expected to commence in February 2017 and has a ten-year term. The Company has the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is approximately $9.9 million.
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations and recognized a liability for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. In the second quarter of 2016, the Company updated its estimates of sublease rental income for the spaces exited in December 2015 and recorded an additional $2.7 million in lease exit costs. Due to a deterioration in the local commercial real estate market, the Company now expects both a longer period of time to sublease the spaces as well as lower rental rates than originally estimated in the fourth quarter of 2015. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss for the three and six months ended June 30, 2016. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.
The following table presents a roll forward of the lease exit liability for the six months ended June 30, 2016:

Lease Exit Costs
Accrual at December 31, 2015	$1,988
Expense	2,684
Cash Payments	(991)
Accrual at June 30, 2016	$3,681

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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of June 30, 2016, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2016, as the Company does not believe a loss is probable or reasonably estimable.

On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter, the Company’s then Chief Executive Officer, and Michael Guthrie, the Company’s Chief Financial Officer, as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) the Company’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) the Company acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, the Company filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted the Company’s motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the Court on June 27, 2016. As the case has been dismissed, no loss is deemed probable and no accrual related to this matter has been recorded as of June 30, 2016.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which is scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2016, as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
In the fourth quarter of 2015, the Company incurred severance costs related to its former CEO and several executive-level employees who terminated their employment. In the second quarter of 2016, the Company incurred additional severance costs totaling $1.8 million related to an executive who terminated during the period and several other employees whose terminations related to a reorganization of the Company's product and technology teams to better align the Company's resources with business objectives during its transition from multiple software platforms to a unified architecture. Of the total, the Company recorded $1.3 million in technology and development and $0.5 million in sales and marketing in the Company's consolidated statements of comprehensive loss for the three and six months ended June 30, 2016.
The following table presents a roll forward of this severance liability for the six months ended June 30, 2016:

Executive Severance and Reorganization Costs
Accrual at December 31, 2015	2,803
Severance Costs	1,783
Cash Payments	(3,018)
Accrual at June 30, 2016	$1,568

Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At June 30, 2016 and December 31, 2015, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

7.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2015	24,277,901	$8.12	5.62
Granted	1,241,668	6.28
Exercised	(703,824)	2.23
Canceled/forfeited	(1,030,881)	10.88
Outstanding at June 30, 2016	23,784,864	$8.07	5.30
At June 30, 2016, total remaining stock-based compensation expense for unvested stock option awards was $26.2 million, which is expected to be recognized over a weighted-average period of 2.6 years. For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense for stock option awards of $3.7 million and $7.3 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense for stock option awards of $7.5 million, and $14.3 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2015	3,747,340	$8.18
Granted	2,194,896	6.79
Vested	(620,210)	8.15
Canceled/forfeited	(399,333)	7.89
Non-vested — June 30, 2016	4,922,693	$7.59
At June 30, 2016, total remaining stock-based compensation expense for non-vested restricted stock units is $31.3 million, which is expected to be recognized over a weighted-average period of 3.3 years. The Company recorded $2.2 million and $1.8 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $4.3 million in stock-based compensation expense for restricted stock units for the six months ended June 30, 2016 and 2015.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of revenue	$233	$187	$455	$364
Sales and marketing	1,736	1,218	2,499	2,608
Technology and development	746	1,227	1,825	2,153
General and administrative	3,185	6,535	7,013	13,495
Total stock-based compensation expense	5,900	9,167	11,792	18,620
Amount capitalized to internal software use	223	344	468	675
Total stock-based compensation cost	$6,123	$9,511	$12,260	$19,295

8.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.2 million and $0.1 million income tax expense for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $0.3 million in income tax expense for each of the six months ended June 30, 2016 and 2015.
There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities.

9.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)
Weighted-average common shares outstanding	83,931	82,012	83,697	81,241
Net loss per share - basic and diluted	$(0.17)	$(0.18)	$(0.31)	$(0.32)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2016 and 2015 (in thousands):

	June 30,
	2016	2015

Options to purchase common stock	23,785	25,350
Common stock warrants	1,605	2,492
Non-vested restricted stock unit awards	4,923	1,271
Total shares excluded from net loss per share	30,313	29,113

10.	Related Party Transactions
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the three and six months ended June 30, 2015, the Company recorded sales and marketing expense of $2.8 million and $4.1 million related to this marketing firm. Additionally, for the three and six months ended June 30, 2015, the Company capitalized as property and equipment amounts paid to this marketing firm of $0.6 million.
Transactions with USAA
USAA is the Company's largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at June 30, 2016 and December 31, 2015 of $0.3 million. In addition, the Company has amounts due to USAA at June 30, 2016 and December 31, 2015 of $2.3 million and $7.8 million, respectively. The Company recorded sales and marketing expense of $3.4 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expenses of $6.7 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

11.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Transaction revenue	$61,841	$60,408	$119,250	$114,676
Forecasts, consulting and other revenue	4,586	4,883	9,037	9,169
Total revenues	$66,427	$65,291	$128,287	$123,845

12.	Subsequent Events
In June and July 2016, the Compensation Committee of the Company's Board of Directors authorized a future issuance of stock option awards of up to 3,060,371 shares of the Company's common stock to be granted in August 2016.

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
During the three months ended June 30, 2016, we generated revenues of $66.4 million and recorded a net loss of $14.7 million. Of the $66.4 million in revenues, $61.8 million or 93.1%, consisted of transaction revenues with the remaining $4.6 million, or 6.9%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.
When compared to the same quarters in prior years, the rate of growth in our revenues has slowed significantly over the past several quarters. This is primarily the result of declines in close rates, which we believe have now begun to stabilize. Over time, we intend to increase the number of transactions on our platform, and thereby revenue, by:
(i) increasing the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a more engaging experience to consumers and dealers;
(ii) improving close rates by investing in additional dealer support personnel to improve and expand our dealer relationships; and
(iii) better communicating the benefits of fully registering on TrueCar to consumers using different and stronger messaging.
This will require continued focus on cost containments in areas outside of our dealer, product, technology, and research efforts in order to invest in the changes that will continue to improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to be slow for 2016 as we implement these changes.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average Monthly Unique Visitors	6,683,027	5,953,061	6,686,243	5,736,648
Units(1)	192,531	190,358	367,513	358,917
Monetization	$321	$317	$324	$320
Franchise Dealer Count	10,135	9,300	10,135	9,300
Transaction Revenue Per Franchise Dealer	$6,370	$6,563	$12,403	$12,727

(1)
We issued full credits of the amount originally invoiced with respect to 4,546 and 2,802 units during the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we issued full credits of the amount originally invoiced with respect to 8,738 and 5,561 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

Average Monthly Unique Visitors
We define a monthly unique visitor as an individual who has visited our website, our landing page on our affinity group marketing partner sites, or our mobile applications within a calendar month. We identify unique visitors through cookies for browser-based visits on either a desktop computer or mobile device and through device IDs for mobile application visits. In addition, if a TrueCar.com user logs-in, we supplement their identification with their log-in credentials to attempt to avoid double counting on TrueCar.com across devices, browsers and mobile applications. If an individual accesses our service using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor, except where adjusted based upon TrueCar.com log-in information. We calculate average monthly unique visitors as the sum of the monthly unique visitors in a given period, divided by the number of months in that period. We view our average monthly unique visitors as a key indicator of the growth in our business and audience reach, the strength of our brand, and the visibility of car-buying services to the member base of our affinity group marketing partners.
The number of average monthly unique visitors increased 12.3% to approximately 6.7 million in the three months ended June 30, 2016 from approximately 6.0 million in the same period of 2015. The number of average monthly unique visitors increased 16.6% to 6.7 million in the six months ended June 30, 2016 from 5.7 million in the same period of 2015. We attribute the growth in our average monthly unique visitors principally to television, radio and digital marketing advertising campaigns that have led to increased brand awareness and also to increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform.
Units
We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through TrueCar.com, our TrueCar branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. A unit is counted following such time as we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.
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
The number of units increased 1.1% to 192,531 in the three months ended June 30, 2016 from 190,358 in the three months ended June 30, 2015 while, as noted above, the number of average monthly unique visitors increased 12.3%. The number of units increased 2.4% to 367,513 in the six months ended June 30, 2016 from 358,917 in the same period of 2015. Historically, the growth in average monthly unique visitors and units has been more closely correlated. During the second half of 2015, we experienced a decline in the proportion of dealers representing high volume brands in our network. As a result, our close rates fell in the fourth quarter of 2015 and first quarter of 2016 and have only marginally recovered in the second quarter of 2016 leading to the slight increase in the number of units sold in the three months ended June 30, 2016, as well as slower revenue growth as compared to growth in average monthly unique visitors.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization increased 1.3% to $321 during the three months ended June 30, 2016 from $317 for the same period in 2015. For the six months ended six months ended June 30, 2016, our monetization increased 1.3% to $324 from $320 for the same period in 2015. The increase in monetization is primarily a result of an increase in the proportion of used versus new cars, growth in the number of independent dealers in the network, and growth in revenue from automobile manufacturers, known in the industry as OEMs. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network comprises of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count was 10,135 at June 30, 2016, an increase from 9,300 at June 30, 2015, and an increase from 9,094 at December 31, 2015 and 9,281 at March 31, 2016. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Transaction Revenue Per Franchise Dealer
We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer decreased 2.9% to $6,370 during the three months ended June 30, 2016 compared to $6,563 for the same period in 2015. For the six months ended June 30, 2016, our transaction revenue per franchise dealer decreased 2.5% to $12,403 from $12,727 in the same period of 2015. As discussed above, our close rates fell in the fourth quarter of 2015 and first quarter of 2016 and only marginally recovered during the second quarter of 2016, resulting in slower revenue growth for the three and six months ended June 30, 2016. We intend to grow transaction revenue per franchise dealer as we make investments in our dealer, product, technology, and research efforts. By investing in these efforts, we intend to improve the consumer and dealer experiences, which will help improve close rates.
Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net loss are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, non-cash warrant expense, stock-based compensation, certain litigation costs, severance charges, real estate exit costs, and income taxes. We define Non-GAAP net loss as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, certain litigation costs, severance charges, and real estate exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net loss to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net loss should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net loss measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net loss in the same manner as we calculate these measures.
We have included Adjusted EBITDA and Non-GAAP net loss herein as they are important measures used by our management and board of directors to assess our operating performance. We believe that using Adjusted EBITDA and Non-GAAP net loss facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net loss and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.

Our use of each of Adjusted EBITDA and Non-GAAP net loss has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects changes in, or cash requirements for, our working capital needs;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;

•
neither Adjusted EBITDA nor Non-GAAP net loss reflects the costs to advance our claims in respect of certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects the severance costs due to a former executive and former members of our product and technology teams affected by a reorganization;

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects the real estate exit costs associated with consolidation of the Company's office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net loss consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net loss differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net loss alongside other financial performance measures, including our net loss, our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA and Non-GAAP net loss you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net loss, and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net loss that our future results will not be affected by these expenses or any unusual or non-recurring items.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)
Non-GAAP adjustments:
Interest income	(102)	(24)	(195)	(44)
Interest expense	632	118	1,240	163
Depreciation and amortization	5,868	4,119	11,772	8,044
Stock-based compensation	5,900	9,167	11,792	18,620
Warrant expense (reduction)	—	(333)	—	(480)
Certain litigation costs (1)	150	2,119	422	4,562
Severance charges (2)	1,783	—	1,783	—
Lease exit costs (3)	2,684	—	2,684	—
Provision for income taxes	170	50	306	259
Adjusted EBITDA	$2,430	$477	$3,482	$4,762

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We do not believe these costs are a useful indicator of ongoing operating results and that their exclusion is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net loss as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)
Non-GAAP adjustments:
Stock-based compensation	5,900	9,167	11,792	18,620
Warrant expense (reduction)	—	(333)	—	(480)
Certain litigation costs (1)	150	2,119	422	4,562
Severance charges (2)	1,783	—	1,783	—
Lease exit costs (3)	2,684	—	2,684	—
Non-GAAP net loss (4)	$(4,138)	$(3,786)	$(9,641)	$(3,660)

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc., complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We do not believe these costs are a useful indicator of ongoing operating results and that their exclusion is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net loss as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net loss because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at June 30, 2016 and June 30, 2015.

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
 Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses, third-party contractor fees, software license costs, and allocated overhead primarily associated with development of our platform as well as facilities costs, as well as our product development, product management, research and analytics and internal IT functions.
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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2016 and December 31, 2015 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and six months ended months ended June 30, 2016 and 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$66,427	$65,291	$128,287	$123,845
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,365	5,927	12,590	11,718
Sales and marketing	38,129	40,457	70,240	72,166
Technology and development	14,022	10,979	27,162	20,739
General and administrative	15,998	18,407	31,494	37,176
Depreciation and amortization	5,868	4,119	11,772	8,044
Total costs and operating expenses	80,382	79,889	153,258	149,843
Loss from operations	(13,955)	(14,598)	(24,971)	(25,998)
Interest income	102	24	195	44
Interest expense	(632)	(118)	(1,240)	(163)
Other income, net	—	3	—	14
Loss before provision for income taxes	(14,485)	(14,689)	(26,016)	(26,103)
Provision for income taxes	170	50	306	259
Net loss	$(14,655)	$(14,739)	$(26,322)	$(26,362)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$2,430	$477	$3,482	$4,762
Non-GAAP net (loss) income	$(4,138)	$(3,786)	$(9,641)	$(3,660)
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(in thousands)
Transaction revenue	$61,841	$60,408	$119,250	$114,676
Forecasts, consulting and other revenue	4,586	4,883	$9,037	$9,169
Revenues	$66,427	$65,291	$128,287	$123,845
Three months ended June 30, 2016 compared to three months ended June 30, 2015. The increase in our revenues of $1.1 million or 1.7% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.1% and 6.9%, respectively, of revenues for the three months ended June 30, 2016 as compared to 92.5% and 7.5%, respectively, for the same period in 2015. The increase in transaction revenue for the three months ended June 30, 2016 primarily reflected a 1.3% increase in monetization and a 1.1% increase in units. At the same time, our average monthly unique visitors grew 12.3% to 6.7 million for the three months ended June 30, 2016 from 6.0 million for the same period in 2015, reflecting our advertising campaigns which improved brand awareness and the viability of our car-buying services to our users and also the increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform. The decrease in forecasts, consulting and other revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 of $0.3 million or 6.1% is due to decreases in lead referral and consulting fees.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. The increase in our revenues of $4.4 million or 3.6% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.0% and 7.0%, respectively, of revenues for the six months ended June 30, 2016 as compared to 92.6% and 7.4%, respectively, for the same period in 2015. The increase in transaction revenue for the six months ended June 30, 2016 primarily reflected a 2.4% increase in units and a 1.3% increase in monetization. Forecasts, consulting and other revenue remained relatively consistent for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Growth in our transaction revenue has historically been more closely correlated with growth in average monthly unique visitors. In the second half of 2015, our close rates decreased as the result of a decline in the proportion of dealers representing high volume brands in our network. The lower close rates have dampened the impact of increases in unique visitors on transaction revenue. To increase revenue growth, we intend to: (i) increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a more engaging experience to consumers and dealers; (ii) improve close rates by investing in additional dealer support personnel to improve and expand our dealer relationships; and (iii) better communicating the benefits of registering with TrueCar to consumers using different and stronger messaging. In doing so, we will be re-allocating dollars from marketing and advertising to make investments in our dealer, product, technology, and research efforts in order to make the changes that will improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to be slow for 2016 as we implement these changes.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$6,365	$5,927	$12,590	$11,718
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.6%	9.1%	9.8%	9.5%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Cost of revenue increased $0.4 million or 7.4% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to increased employee related costs.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cost of revenue increased $0.9 million or 7.4% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to increased employee related costs.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Sales and marketing expenses	$38,129	$40,457	$70,240	$72,166
Sales and marketing expenses as a percentage of revenues	57.4%	62.0%	54.8%	58.3%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Sales and marketing expenses decreased $2.3 million or 5.8% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease primarily reflected a $5.5 million reduction in advertising costs as we reduced our expenditures to maintain the efficiency of our customer acquisition spending. The decrease was partially offset by a $2.7 million increase in salaries and employee related expenses primarily due to our increased headcount and due to a $0.5 million severance cost related to an executive who terminated during the second quarter of 2016. Although we plan to reallocate a portion of our sales and marketing expenditures from advertising to make investments in improving our dealer relationships, we expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve our existing dealers, as well as television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Sales and marketing expenses decreased $1.9 million or 2.7% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to a $5.7 million decrease in advertising costs as mentioned above. The decrease was partially offset by a $4.2 million increase in salaries and employee related expenses primarily due to our increased headcount and due to a $0.5 million severance cost related to an executive who terminated during the second quarter of 2016.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Technology and development expenses	$14,022	$10,979	$27,162	20,739
Technology and development expenses as a percentage of revenues	21.1%	16.8%	21.2%	16.7%
Capitalized software costs	$3,077	$4,004	$6,341	$7,479
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Technology and development expenses increased $3.0 million or 27.7% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase primarily reflected $3.3 million in increased salaries and employee related expenses primarily due to an increase in headcount as well as $1.3 million in severance costs related to a reorganization in our product and technology teams made in the second quarter of 2016 to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. Capitalized software costs decreased $0.9 million primarily due to a decrease in third-party capitalized software development costs. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Technology and development expenses increased $6.4 million or 31.0% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase primarily reflected $6.9 million in increased salaries and employee related expenses primarily due to an increase in headcount and due to $1.3 million in severance costs related to a reorganization in our product and technology teams made in the second quarter of 2016 to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. Capitalized software costs decreased $1.1 million primarily due to a decrease in third-party capitalized software development costs.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
General and administrative expenses	$15,998	$18,407	$31,494	$37,176
General and administrative expenses as a percentage of revenues	24.1%	28.2%	24.5%	30.0%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. General and administrative expenses decreased $2.4 million or 13.1% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease reflected a $3.3 million decrease in stock-based compensation primarily due to certain executives who terminated from the Company in the fourth quarter of 2015 and a $2.3 million decrease in legal fees primarily related to a claim we filed against Sonic Automotive Holdings that was settled in August 2015. The decreases in general and administrative expense were partially offset by a $3.1 million increase in facilities expenses, primarily related to an additional $2.7 million lease exit charge recorded in the second quarter of 2016 as discussed further in Note 6 of our condensed consolidated financial statements herein. We expect to continue to incur significant legal fees related to ongoing litigation.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. General and administrative expenses decreased $5.7 million or 15.3% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease reflected a $6.5 million decrease in stock-based compensation primarily due to certain executives who terminated from the Company in the fourth quarter of 2015 and a $4.7 million decrease in legal fees primarily related to a claim we filed against Sonic Automotive Holdings that was settled in August 2015. The decreases in general and administrative expense was partially offset by a $3.3 million increase in facilities expense, primarily related to an additional $2.7 million lease exit charge recorded in the second quarter of 2016.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Depreciation and amortization expenses	$5,868	$4,119	$11,772	$8,044
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Depreciation and amortization expenses increased $1.7 million or 42.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase is primarily related to growth in capitalized software costs and includes $0.6 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure. The shortened useful lives of these assets will result in comparatively greater depreciation in 2016 than the corresponding quarters in 2015. We also expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Depreciation and amortization expenses increased $3.7 million or 46.3% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase is primarily related to growth in capitalized software costs and includes $1.3 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Interest expense	$632	$118	$1,240	$163
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Interest expense increased $0.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due to interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Interest expense increased $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	(dollars in thousands)
Provision for income taxes	$170	$50	$306	$259
Our provision for income taxes for the three and six months ended June 30, 2016 and 2015 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $103.1 million.
We have incurred cumulative losses of $302.2 million from our operations through June 30, 2016, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at June 30, 2016. The amount available under the amended credit facility at June 30, 2016 was $30.4 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.6 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2016	2015

Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(2,067)	$(12,457)
Net cash used in investing activities	(9,785)	(14,032)
Net cash provided by financing activities	2,601	4,919
Net decrease in cash and cash equivalents	$(9,251)	$(21,570)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the six months ended June 30, 2016 was $2.1 million. This was primarily due to our net loss of $26.3 million, which, adjusted for non-cash items, including depreciation and amortization expense of $11.7 million and stock-based compensation expense of $11.8 million, resulted in $1.2 million in cash used in operations. Net cash used in operations was also impacted by a decrease of $0.9 million related to changes in operating assets and liabilities, which primarily reflected a decrease of $4.4 million in accounts payable primarily due to decreased affinity group marketing fees and in increase of $1.3 million in prepaid expenses primarily due to an increase in prepaid insurance. These uses of cash were partially offset by a $2.4 million increase in accrued expenses and other liabilities primarily due to increased accrued marketing fees, a $1.3 million increase in other liabilities primarily due to an increase in lease exit costs, and a $1.2 million increase in accrued employee expenses.
Cash used in operating activities for the six months ended June 30, 2015 was $12.5 million, primarily a result of our net loss of $26.4 million, which, adjusted for non-cash items, including depreciation and amortization expense of $8.0 million and stock-based compensation expense of $18.6 million, resulted in $0.2 million in cash provided by operations. Net cash used in operations was also impacted by a decrease of $12.7 million related to changes to operating assets and liabilities, which primarily reflected a decrease of $8.2 million in accrued employee expenses primarily related to bonus payments made in the first quarter of 2015, an increase of $3.3 million in prepaid expenses primarily due to prepaid media advertising spend, and an increase of $2.1 million in accounts receivable primarily related to increased revenues. These uses of cash were partially offset by a $1.0 million increase in accrued expenses and other liabilities primarily due to increased legal fees.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment, and the acquisition of other intangible assets.
Cash used in investing activities of $9.8 million for the six months ended June 30, 2016 resulted from $6.4 million of investments in software, $2.7 million of investments in furniture, leasehold, and facility improvements, and $0.7 million of investments in computer hardware.
Cash used in investing activities of $14.0 million for the six months ended June 30, 2015 resulted primarily from $7.6 million of investments in software, $4.4 million of investments in furniture, leasehold, and facility improvements primarily associated with our San Francisco and Santa Monica office spaces, and $2.0 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $2.6 million for the six months ended June 30, 2016 primarily reflects a $1.5 million tenant improvement reimbursement related to our Santa Monica capitalized facility lease, $1.2 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, partially offset by $0.1 million paid for the repurchase of common stock option awards.
Cash provided by financing activities of $4.9 million for the six months ended June 30, 2015 primarily reflects $4.6 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $0.3 million tenant improvement reimbursement related to our San Francisco capitalized facility lease.

Contractual Obligations and Known Future Cash Requirements
In May 2016, we entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease is expected to commence in February 2017 and has a ten year term. We have the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is approximately $9.9 million.
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
Interest Rate Risk
We had cash and cash equivalents of $103.1 million at June 30, 2016, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of June 30, 2016, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 6 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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

Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow the number of dealers in our network of TrueCar Certified Dealers, including dealers representing high volume brands, both on an overall basis and in important geographies, is an important factor in growing our business. As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and image among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network or increase the proportion of dealers in our network representing high volume brands. During the second half of 2015, we experienced both a decline in the proportion of such high volume dealers in our network and slowed quarter-over-quarter revenue growth. There can be no assurance we will be successful in sustainably reversing these declines. Failure to do so could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer submits pricing information to our users that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. More recently, in January 2016, Toyota modified its marketing covenant to include guidelines on minimum allowable advertised pricing. We have implemented certain changes designed to accommodate these guidelines; however it is unclear whether we will ultimately be able to do so without making material, unfavorable adjustments to our business practices or user experience. If we are unable to successfully accommodate these guidelines without making material, unfavorable adjustments to our business practices or user experience, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2016, our franchise dealer count was 10,135.

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

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry. These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. To the extent that these groups believe that automobile dealerships should not do business with us, this belief may become quickly and widely shared by automobile dealerships and we may lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleging that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and to the extent that a group decides to leave our network, this decision would typically apply to all dealerships within the group.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. The exercise prices of the majority of the stock options held by our executives exceed the price of our common stock at the close of the second quarter of 2016. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

Our revenue grew from $38.1 million in 2010 to $259.8 million in 2015. However, since the second half of 2015, we have experienced slowed quarter over quarter revenue growth. We expect that in the future, as our revenue increases, our rate of growth may continue to decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

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

In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our technology team are focusing on delivering a better experience to consumers and dealers. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

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

We have not been profitable since inception and had an accumulated deficit of $302.2 million at June 30, 2016. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. At June 30, 2016, USAA beneficially owned 12,564,669 shares, which represented 14.8% of our outstanding common stock. In 2015 and the six months ended June 30, 2016, nearly 234,233 units and 117,308 units, respectively, or 31% and 32%, respectively, of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $151.0 million and $70.2 million on sales and marketing during 2015 and the six months ended June 30, 2016, respectively.

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

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car-buying site we maintain for them can and has, from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, adversely affecting the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

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
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission (the “Mississippi MVC Letter”) asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. We believe that we will be able to resolve the concern raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi, but we cannot assure you that this effort will be successful.
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

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On

May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the Court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California

Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which is scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation and the California Consumer Class Action, and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainties at the start of 2016, including stock market and commodity pricing volatility, led to such a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, from time to time, concerns have been expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business and operating results.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems. Although we are developing a unified architecture, our systems currently employ multiple software platforms. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. Our ability to quickly change aspects of our consumer and dealer experiences may be limited as we upgrade our system architecture. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.

During the third quarter we plan to begin hosting certain of our systems using an enterprise cloud computing provider. Pending that change, substantially the entire computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems is located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers or our cloud computing provider could adversely affect the experience of our consumers and dealers. Such providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting or cloud computing providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting or cloud computing providers are unable to keep up with our growing capacity needs, our business could be harmed.

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

We had goodwill and intangible assets of $75.0 million at June 30, 2016. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending September 30, 2016 as well as the year ending December 31, 2016, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2016, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 76% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. As described in the risk factor above entitled "We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows," two such lawsuits were instituted against us in the form of the Federal Securities Litigation and the California State Court Securities Litigation. Although both the Federal Securities Litigation and the California State Court Securities Litigation have been dismissed, additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Federal Securities Litigation and the California State Court Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At June 30, 2016, approximately 84.3 million shares of our common stock were outstanding. In addition, as of June 30, 2016, there were 23.8 million shares underlying options and 4.9 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1	Office Building Lease, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC	Filed herewith
10.2	Separation Agreement and Release, dated July 28, 2016, by and between the Registrant and John Stephenson	8-K File No. 001-36449	10.1	8/4/16
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	August 9, 2016	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2016	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)