Form 10-Q
period 2016-09-30
TrueCar, Inc.
filed 2016-11-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 3, 2016, 85,461,094 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to grow revenue, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base in key geographies, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase the rate at which site visitors obtain Guaranteed Savings Certificates and close rates;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate recent additions to our management team;

•	our continuing ability to provide customers access to our products and services and the impact of any failure of our solution innovations;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$102,973	$112,371
Accounts receivable, net of allowances of $2,362 and $2,720 at September 30, 2016 and December 31, 2015, respectively (includes related party receivables of $318 and $328 at September 30, 2016 and December 31, 2015, respectively)	35,872	33,761
Prepaid expenses	7,205	6,048
Other current assets	1,417	779
Total current assets	147,467	152,959
Property and equipment, net	67,238	71,390
Goodwill	53,270	53,270
Intangible assets, net	20,740	23,815
Other assets	1,251	940
Total assets	$289,966	$302,374
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $2,414 and $7,490 at September 30, 2016 and December 31, 2015, respectively)	$13,009	$18,880
Accrued employee expenses	8,555	7,799
Accrued expenses and other current liabilities (includes related party accrued expenses of $655 and $318 at September 30, 2016 and December 31, 2015, respectively)	11,809	12,425
Total current liabilities	33,373	39,104
Deferred tax liabilities	2,850	2,413
Lease financing obligations, net of current portion	28,774	26,987
Other liabilities	2,574	1,178
Total liabilities	67,571	69,682
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2016 and December 31, 2015; 85,289,658 and 83,016,735 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	532,672	508,584
Accumulated deficit	(310,285)	(275,900)
Total stockholders’ equity	222,395	232,692
Total liabilities and stockholders’ equity	$289,966	$302,374
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$75,139	$72,405	$203,426	$196,250
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,320	5,952	18,910	17,670
Sales and marketing (includes related party expenses of $3,724 and $7,701 for the three months ended September 30, 2016 and 2015, and $10,384 and $17,872 for the nine months ended September 30, 2016 and 2015, respectively)	42,557	43,969	112,797	116,135
Technology and development	13,153	12,340	40,315	33,079
General and administrative	13,765	16,467	45,259	53,643
Depreciation and amortization	6,035	4,477	17,807	12,521
Total costs and operating expenses	81,830	83,205	235,088	233,048
Loss from operations	(6,691)	(10,800)	(31,662)	(36,798)
Interest income	91	27	286	71
Interest expense	(645)	(159)	(1,885)	(322)
Other income	—	—	—	14
Loss before provision for income taxes	(7,245)	(10,932)	(33,261)	(37,035)
Provision for income taxes	191	173	497	432
Net loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)

Net loss per share, basic and diluted	$(0.09)	$(0.13)	$(0.40)	$(0.46)
Weighted average common shares outstanding, basic and diluted	84,822	82,417	84,075	81,637
Other comprehensive loss:
Comprehensive loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2015	83,016,735	$8	$508,584	$(275,900)	$232,692
Cumulative-effect of accounting change adopted as of January 1, 2016	—	—	627	(627)	—
Net loss	—	—	—	(33,758)	(33,758)
Stock-based compensation	—	—	18,793	—	18,793
Issuance of warrants relating to marketing agreements	—	—	13	—	13
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,272,923	—	4,655	—	4,655
Balance at September 30, 2016	85,289,658	$8	$532,672	$(310,285)	$222,395
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(33,758)	$(37,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,711	12,474
Deferred income taxes	437	415
Bad debt expense and other reserves	817	605
Stock-based compensation	18,033	26,151
Common stock warrant expense	13	(788)
Non-cash interest expense on lease financing obligation	314	—
Write-off and loss on disposal of fixed assets	392	177
Changes in operating assets and liabilities:
Accounts receivable	(2,928)	(9,249)
Prepaid expenses	(1,181)	117
Other current assets	(638)	1,097
Other assets	(311)	(507)
Accounts payable	(5,134)	7,337
Accrued employee expenses	756	(8,387)
Accrued expenses and other liabilities	1,479	(1,694)
Other liabilities	1,396	7
Net cash used in operating activities	(2,602)	(9,712)
Cash flows from investing activities
Purchase of property and equipment	(12,872)	(19,626)
Net cash used in investing activities	(12,872)	(19,626)
Cash flows from financing activities
Repurchase of common stock option awards	(100)	—
Proceeds from exercise of common stock options	5,406	5,566
Taxes paid related to net share settlement of equity awards	(751)	(683)
Proceeds from financing obligation drawdown	1,521	622
Net cash provided by financing activities	6,076	5,505
Net decrease in cash and cash equivalents	(9,398)	(23,833)
Cash and cash equivalents at beginning of period	112,371	147,539
Cash and cash equivalents at end of period	$102,973	$123,706
Supplemental disclosures of non-cash activities
Recognition of leased facility asset acquired and lease financing obligation	—	23,349
Stock-based compensation capitalized for software development	760	1,064
Change in capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	(2,780)	4,313
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
In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including accounting for income tax, classification of awards as either equity or liabilities, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance in the third quarter of 2016, which required retroactive application to the beginning of 2016.
With this adoption, the Company recognized $18.0 million of accumulated excess tax benefits as deferred tax assets that under previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. However, given the full valuation allowance placed on the additional $18.0 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2016.
Also with this adoption, the Company elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate. Adoption of this provision during the third quarter resulted in a cumulative effect adjustment as of January 1, 2016 to increase accumulated deficit by $0.6 million.
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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2016		At December 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$102,969	$102,969	$112,131	$112,131
Total Assets	$102,969	$102,969	$112,131	$112,131

4.	Property and Equipment, net
Property and equipment consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Computer equipment, software, and internally developed software	$63,584	$53,862
Furniture and fixtures	3,704	3,575
Leasehold improvements	4,804	4,410
Capitalized facility leases	39,302	39,154
	111,394	101,001
Less: Accumulated depreciation	(44,156)	(29,611)
Total property and equipment, net	$67,238	$71,390
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at September 30, 2016 and December 31, 2015, the Company has capitalized $39.3 million and $39.2 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. For the three and nine months ended September 30, 2015, the Company capitalized approximately $0.5 million and $1.6 million of interest costs related to the Premises. There were no capitalized interest costs related to the Premises for the three and nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, the Company recorded accumulated amortization of $1.0 million and $0.2 million, respectively. Additionally, at September 30, 2016 and December 31, 2015, the Company recognized a corresponding lease financing obligation of approximately $31.0 million and $28.9 million, respectively.
Included in the table above are property and equipment of $2.3 million and $5.3 million at September 30, 2016 and December 31, 2015, respectively, which are capitalizable, but had not yet been placed in service. The $2.3 million and $5.3 million balances at September 30, 2016 at December 31, 2015, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $5.0 million and $3.4 million for the three months ended September 30, 2016 and 2015, respectively. Total depreciation and amortization expense of property and equipment was $14.7 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Amortization of internal use capitalized software development costs was $3.9 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of internal use capitalized software development costs was $11.3 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively.

5.	Credit Facility
In February 2015, the Company entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with a financial institution for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.
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
Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period, as defined in the Third Amended Credit Facility, for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.00% to 0.20% per annum based on the Company’s adjusted quick ratio.
Third Amended Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio of 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At September 30, 2016, the Company was in compliance with all financial covenants.
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
At September 30, 2016 and December 31, 2015, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million at September 30, 2016.

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
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations and recognized a liability for lease exit costs incurred based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. In the second quarter of 2016, the Company updated its estimates of sublease rental income for the spaces exited in December 2015 and recorded an additional $2.7 million in lease exit costs. Due to a deterioration in the local commercial real estate market, the Company now expects both a longer period of time to sublease the spaces as well as lower rental rates than originally estimated in the fourth quarter of 2015. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss for the nine months ended September 30, 2016. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.

The following table presents a roll forward of the lease exit liability for the nine months ended September 30, 2016:

Lease Exit Costs
Accrual at December 31, 2015	$1,988
Expense	2,684
Cash Payments	(1,821)
Accrual at September 30, 2016	$2,851
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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The litigation is currently in the discovery phase. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of September 30, 2016, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2016, as the Company does not believe a loss is probable or reasonably estimable.

On May 27, 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming the Company and two other individuals not affiliated with the Company as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter, the Company’s then Chief Executive Officer, and Michael Guthrie, the Company’s Chief Financial Officer, as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) the Company’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) the Company acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, the Company’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, the Company filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted the Company’s motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the Court on June 27, 2016. As the case has been dismissed, no loss was deemed probable and no accrual related to this matter has been recorded.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On October 17, 2016, the Court entered an order scheduling a further status conference for January 26, 2017. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2016, as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
In the fourth quarter of 2015, the Company incurred severance costs related to its former CEO and several executive-level employees who terminated their employment. In the second quarter of 2016, the Company incurred additional severance costs totaling $1.8 million related to an executive who terminated during the period, and several other employees whose terminations related to a reorganization of the Company's product and technology teams. The reorganization of the Company's product and technology teams was necessary to better align the Company's resources during its transition from multiple software platforms to a unified architecture. Of the total severance costs, the Company recorded $1.3 million in technology and development and $0.5 million in sales and marketing in the Company's consolidated statements of comprehensive loss during the second quarter. There was no additional severance liability recorded in the third quarter of 2016.
The following table presents a roll forward of this severance liability for the nine months ended September 30, 2016:

Executive Severance and Reorganization Costs
Accrual at December 31, 2015	2,803
Severance Costs	1,783
Cash Payments	(3,727)
Accrual at September 30, 2016	$859
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At September 30, 2016 and December 31, 2015, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

7.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2015	24,277,901	$8.12	5.62
Granted	4,589,003	9.50
Exercised	(1,368,110)	3.95
Canceled/forfeited	(1,946,322)	11.38
Outstanding at September 30, 2016	25,552,472	$8.34	5.81
At September 30, 2016, total remaining stock-based compensation expense for unvested stock option awards was $36.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. For the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense for stock option awards of $3.5 million and $6.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense for stock option awards of $10.9 million, and $20.5 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2015	3,747,340	$8.18
Granted	2,528,567	7.11
Vested	(998,958)	8.08
Canceled/forfeited	(699,154)	7.36
Non-vested — September 30, 2016	4,577,795	$7.74
At September 30, 2016, total remaining stock-based compensation expense for non-vested restricted stock units is $31.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. The Company recorded $2.8 million and $1.4 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $7.1 million and $5.7 million in stock-based compensation expense for restricted stock units for the nine months ended September 30, 2016 and 2015.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of revenue	$256	$217	$711	$581
Sales and marketing	1,655	1,131	4,154	3,739
Technology and development	1,200	889	3,025	3,042
General and administrative	3,130	5,294	10,143	18,789
Total stock-based compensation expense	6,241	7,531	18,033	26,151
Amount capitalized to internal software use	292	389	760	1,064
Total stock-based compensation cost	$6,533	$7,920	$18,793	$27,215

8.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.2 million income tax expense for the three months ended September 30, 2016 and 2015. The Company recorded $0.5 million and $0.4 million in income tax expense for each of the nine months ended September 30, 2016 and 2015, respectively.
Tax Benefits Related to Stock-Based Compensation
As described in Note 2, the Company early adopted the new share based compensation guidance in the three months ended September 30, 2016. The adoption of this guidance had no impact to the current income tax expense as the Company does not believe that it is more likely than not that the income tax benefits associated with the stock-based compensation will be realized and has therefore recorded a full valuation allowance against these tax benefits. The income tax benefits related to stock-based compensation were $0.5 million and $0.3 million for the three and nine months ended September 30, 2016, respectively; the income tax benefits were not recognized as a result of the full valuation allowance.
There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities.

9.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)
Weighted-average common shares outstanding	84,822	82,417	84,075	81,637
Net loss per share - basic and diluted	$(0.09)	$(0.13)	$(0.40)	$(0.46)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2016 and 2015 (in thousands):

	September 30,
	2016	2015

Options to purchase common stock	25,552	25,527
Common stock warrants	1,605	2,486
Non-vested restricted stock unit awards	4,578	1,612
Total shares excluded from net loss per share	31,735	29,625

10.	Related Party Transactions
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the three and nine months ended September 30, 2015, the Company recorded sales and marketing expense of $2.7 million and $6.8 million related to this marketing firm. Additionally, for the three and nine months ended September 30, 2015, the Company capitalized as property and equipment amounts paid to this marketing firm of $0.2 million and $0.8 million, respectively.
Transactions with USAA
USAA is the Company's largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at September 30, 2016 and December 31, 2015 of $0.3 million. In addition, the Company has amounts due to USAA at September 30, 2016 and December 31, 2015 of $3.1 million and $7.8 million, respectively. The Company recorded sales and marketing expense of $3.7 million and $5.0 million for the three months ended September 30, 2016 and 2015, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expenses of $10.4 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively, including non-cash expense associated with warrants to purchase shares of common stock.

11.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Transaction revenue	$70,306	$67,441	$189,556	$182,117
Forecasts, consulting and other revenue	4,833	4,964	13,870	14,133
Total revenues	$75,139	$72,405	$203,426	$196,250

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
During the three months ended September 30, 2016, we generated revenues of $75.1 million and recorded a net loss of $7.4 million. Of the $75.1 million in revenues, $70.3 million or 93.6%, consisted of transaction revenues with the remaining $4.8 million, or 6.4%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.
When compared to the same quarters in prior years, the rate of growth in our revenues has slowed significantly over the past several quarters. This is primarily the result of declines in close rates related to a decline in the proportion of dealers representing high volume brands in our network. We believe close rates have now begun to stabilize. Over time, we intend to increase the number of transactions on our platform, and thereby revenue, by:
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
This will require continued focus on cost containments in areas outside of our dealer, product, technology, and research efforts in order to invest in the changes that will continue to improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to modestly improve as we implement these changes.
Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average Monthly Unique Visitors	7,600,900	6,634,659	6,991,128	6,035,985
Units(1)	220,633	208,034	588,146	566,951
Monetization	$319	$324	$322	$321
Franchise Dealer Count	10,759	8,702	10,759	8,702
Transaction Revenue Per Franchise Dealer	$6,730	$7,493	$19,096	$21,173

(1)
We issued full credits of the amount originally invoiced with respect to 4,547 and 3,319 units during the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we issued full credits of the amount originally invoiced with respect to 13,285 and 8,880 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric, below.

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
The number of average monthly unique visitors increased 14.6% to approximately 7.6 million in the three months ended September 30, 2016 from approximately 6.6 million in the same period of 2015. The number of average monthly unique visitors increased 15.8% to 7.0 million in the nine months ended September 30, 2016 from 6.0 million in the same period of 2015. We attribute the growth in our average monthly unique visitors principally to television, radio and digital marketing advertising campaigns that have led to increased brand awareness and also to increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform.

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
The number of units increased 6.1% to 220,633 in the three months ended September 30, 2016 from 208,034 in the three months ended September 30, 2015 while, as noted above, the number of average monthly unique visitors increased 14.6%. The number of units increased 3.7% to 588,146 in the nine months ended September 30, 2016 from 566,951 in the same period of 2015. Historically, the growth in average monthly unique visitors and units has been more closely correlated. During the second half of 2015, we experienced a decline in the proportion of dealers representing high volume brands in our network. As a result, our close rates fell in the fourth quarter of 2015 and first quarter of 2016 and have only marginally recovered beginning in the second quarter of 2016 leading to the slight increase in the number of units sold in the three months ended September 30, 2016.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization decreased 1.5% to $319 during the three months ended September 30, 2016 from $324 for the same period in 2015. For the nine months ended September 30, 2016, our monetization increased 0.3% to $322 from $321 for the same period in 2015. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars currently providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network comprises of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes non-franchised dealers that primarily sell used cars and are not included in franchise dealer count. Our franchise dealer count was 10,759 at September 30, 2016, an increase from 8,702 at September 30, 2015, and an increase from 9,094 at December 31, 2015, 9,281 at March 31, 2016 and 10,135 at June 30, 2016.  Note that our franchise dealer count of 10,759 at September 30, 2016 excludes 383 Genesis franchises on our program as of September 30, 2016 due to Hyundai’s recent transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Transaction Revenue Per Franchise Dealer
We define transaction revenue per franchise dealer as transaction revenue in a given period divided by the average franchise dealer count in that period. Our transaction revenue per franchise dealer decreased 10.2% to $6,730 during the three months ended September 30, 2016 compared to $7,493 for the same period in 2015. For the nine months ended September 30, 2016, our transaction revenue per franchise dealer decreased 9.8% to $19,096 from $21,173 in the same period of 2015. As discussed above, during the second half of 2015, we experienced a decline in the proportion of dealers representing high volume brands in our network, and as a result, our close rates fell in the fourth quarter of 2015 and first quarter of 2016 and only marginally recovered beginning in the second quarter of 2016, resulting in slower revenue growth for the three and nine months ended September 30, 2016. We intend to grow transaction revenue per franchise dealer as we make investments in our dealer, product, technology, and research efforts. By investing in these efforts, we intend to improve the consumer and dealer experiences, which will help improve close rates.
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
We use Adjusted EBITDA and Non-GAAP net loss as operating performance measures as each is (i) an integral part of our reporting and planning processes; (ii) used by our management and board of directors to assess our operational performance, and together with operational objectives, as a measure in evaluating employee compensation and bonuses; and (iii) used by our management to make financial and strategic planning decisions regarding future operating investments. We believe that using Adjusted EBITDA and Non-GAAP net loss facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net loss and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.
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

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects the severance costs due to former executives and former members of our product and technology teams affected by a reorganization;

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects the real estate exit costs associated with consolidation of the Company's office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net loss consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net loss differently than we do, limiting their usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)
Non-GAAP adjustments:
Interest income	(91)	(27)	(286)	(71)
Interest expense	645	159	1,885	322
Depreciation and amortization	6,035	4,477	17,807	12,521
Stock-based compensation	6,241	7,531	18,033	26,151
Warrant expense (reduction)	13	(308)	13	(788)
Certain litigation costs (1)	193	1,180	615	5,742
Severance charges (2)	—	571	1,783	571
Lease exit costs (3)	—	—	2,684	—
Provision for income taxes	191	173	497	432
Adjusted EBITDA	$5,791	$2,651	$9,273	$7,413

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. (the "Sonic Litigation"), complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. Furthermore, we incurred severance costs for four executive-level employees who terminated in the third quarter of 2015. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net loss as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs in the second quarter of 2016 associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net loss for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)
Non-GAAP adjustments:
Stock-based compensation	6,241	7,531	18,033	26,151
Warrant expense (reduction)	13	(308)	13	(788)
Certain litigation costs (1)	193	1,180	615	5,742
Severance charges (2)	—	571	1,783	571
Lease exit costs (3)	—	—	2,684	—
Non-GAAP net loss (4)	$(989)	$(2,131)	$(10,630)	$(5,791)

(1)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. (the "Sonic Litigation"), complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. Furthermore, we incurred severance costs for four executive-level employees who terminated in the third quarter of 2015. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net loss as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs in the second quarter of 2016 associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net loss because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at September 30, 2016 and September 30, 2015.

Components of Operating Results
Revenues
Our revenues are comprised of transaction revenue, and forecasts, consulting and other revenue.
Transaction Revenue. Revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into several types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”).
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
Certain of our subscription arrangements are charged based on volume of introductions provided while other introduction based subscription arrangements operate under a guaranteed introduction model. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees.
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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2016 and December 31, 2015 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and nine months ended months ended September 30, 2016 and 2015 primarily reflected a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$75,139	$72,405	$203,426	$196,250
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,320	5,952	18,910	17,670
Sales and marketing	42,557	43,969	112,797	116,135
Technology and development	13,153	12,340	40,315	33,079
General and administrative	13,765	16,467	45,259	53,643
Depreciation and amortization	6,035	4,477	17,807	12,521
Total costs and operating expenses	81,830	83,205	235,088	233,048
Loss from operations	(6,691)	(10,800)	(31,662)	(36,798)
Interest income	91	27	286	71
Interest expense	(645)	(159)	(1,885)	(322)
Other income, net	—	—	—	14
Loss before provision for income taxes	(7,245)	(10,932)	(33,261)	(37,035)
Provision for income taxes	191	173	497	432
Net loss	$(7,436)	$(11,105)	$(33,758)	$(37,467)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$5,791	$2,651	$9,273	$7,413
Non-GAAP net (loss) income	$(989)	$(2,131)	$(10,630)	$(5,791)
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands)
Transaction revenue	$70,306	$67,441	$189,556	$182,117
Forecasts, consulting and other revenue	4,833	4,964	$13,870	$14,133
Revenues	$75,139	$72,405	$203,426	$196,250
Three months ended September 30, 2016 compared to three months ended September 30, 2015. The increase in our revenues of $2.7 million or 3.8% for the three months ended September 30, 2016 as compared to the three months ended

September 30, 2015 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.6% and 6.4%, respectively, of revenues for the three months ended September 30, 2016 as compared to 93.1% and 6.9%, respectively, for the same period in 2015. The increase in transaction revenue for the three months ended September 30, 2016 primarily reflected a 6.1% increase in units partially offset by a 1.5% decrease in monetization. At the same time, our average monthly unique visitors grew 14.6% to 7.6 million for the three months ended September 30, 2016 from 6.6 million for the same period in 2015, reflecting our advertising campaigns which improved brand awareness and the viability of our car-buying services to our users and also the increased efforts from our affinity group marketing partners to drive increased member awareness and traffic to our platform. The decrease in forecasts, consulting and other revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 of $0.1 million or 2.6% is primarily due to a decrease in lead referral fees.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. The increase in our revenues of $7.2 million or 3.7% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.2% and 6.8%, respectively, of revenues for the nine months ended September 30, 2016 as compared to 92.8% and 7.2%, respectively, for the same period in 2015. The increase in transaction revenue for the nine months ended September 30, 2016 primarily reflected a 3.7% increase in units and a 0.3% increase in monetization. The decrease in forecasts, consulting and other revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 of 0.3 million or 1.9% is primarily due to a decrease in lead referral fees.
Growth in our transaction revenue has historically been more closely correlated with growth in average monthly unique visitors. In the second half of 2015, our close rates decreased as the result of a decline in the proportion of dealers representing high volume brands in our network. The lower close rates have dampened the impact of increases in unique visitors on transaction revenue. To increase revenue growth, we intend to: (i) increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, obtain a Guaranteed Savings Certificate by investing in delivering a more engaging experience to consumers and dealers; (ii) improve close rates by investing in additional dealer support personnel to improve and expand our dealer relationships; and (iii) better communicating the benefits of registering with TrueCar to consumers using different and stronger messaging. In doing so, we have re-allocated dollars from marketing and advertising to make investments in our dealer, product, technology, and research efforts in order to make the changes that will improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to modestly improve as we implement these changes.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$6,320	$5,952	$18,910	$17,670
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.4%	8.2%	9.3%	9.0%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Cost of revenue increased $0.4 million or 6.2% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to increased employee related costs.  Although we expect our cost of revenue to increase in dollar amount as we add additional data sources in the near term, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cost of revenue increased $1.2 million or 7.0% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to increased employee related costs.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Sales and marketing expenses	$42,557	$43,969	$112,797	$116,135
Sales and marketing expenses as a percentage of revenues	56.6%	60.7%	55.4%	59.2%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Sales and marketing expenses decreased $1.4 million or 3.2% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease primarily reflected a $1.8 million decrease in revenue share paid to affinity marketing partners and a $1.1 million reduction in advertising costs as we reduced our expenditures to maintain the efficiency of our customer acquisition spending. The decrease was partially offset by a $1.8 million increase in salaries and employee related expenses primarily due to our increased headcount. We expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve our existing dealers, as well as television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Sales and marketing expenses decreased $3.3 million or 2.9% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to a $7.3 million decrease in advertising costs, a $1.6 million decrease in revenue share paid to affinity marketing partners, and a $1.4 million decrease in outsourced services and consulting costs. The decrease was partially offset by a $6.0 million increase in salaries and employee related expenses primarily due to our increased headcount and by a $0.8 million increase in warrant expense as we recorded virtually no warrant expense during the nine months ended September 30, 2016, and recorded a reduction in warrant expense during the nine months ended September 30, 2015 related to the changes in the warrant's fair value during the service period, which primarily resulted from a decrease in the Company's common stock price.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Technology and development expenses	$13,153	$12,340	$40,315	33,079
Technology and development expenses as a percentage of revenues	17.5%	17.0%	19.8%	16.9%
Capitalized software costs	$3,020	$4,226	$9,361	$11,705
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Technology and development expenses increased $0.8 million or 6.6% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase primarily reflected $0.6 million in increased software license and hosting expenses. Capitalized software costs decreased $1.2 million primarily due to a decrease in third-party capitalized software development costs. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Technology and development expenses increased $7.2 million or 21.9% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase primarily reflected $7.3 million in increased salaries and employee related expenses primarily due to an increase in headcount in the first half of 2016 and due to $1.3 million in severance costs related to a reorganization in our product and technology teams made in the second quarter of 2016 to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. Capitalized software costs decreased $2.3 million primarily due to a decrease in third-party capitalized software development costs.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
General and administrative expenses	$13,765	$16,467	$45,259	$53,643
General and administrative expenses as a percentage of revenues	18.3%	22.7%	22.2%	27.3%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. General and administrative expenses decreased $2.7 million or 16.4% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease reflected a $2.2 million decrease in stock-based compensation primarily due to certain executives who terminated from the Company in the fourth quarter of 2015 and a $1.0 million decrease in legal fees primarily related to a claim we filed against Sonic Automotive Holdings that was settled in August 2015. We expect to continue to incur significant legal fees related to ongoing litigation.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. General and administrative expenses decreased $8.4 million or 15.6% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease reflected an $8.6 million decrease in stock-based compensation primarily due to certain executives who terminated from the Company in the fourth quarter of 2015 and a $5.7 million decrease in legal fees primarily related to a claim we filed against Sonic Automotive Holdings that was settled in August 2015. The decreases in general and administrative expense was partially offset by a $3.5 million increase in facilities expense, primarily related to an additional $2.7 million lease exit charge recorded in the second quarter of 2016 as discussed further in Note 6 of our condensed consolidated financial statements herein and by a $2.0 million increase in payroll and employee related costs primarily due to increased headcount and increased bonus expense.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Depreciation and amortization expenses	$6,035	$4,477	$17,807	$12,521
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Depreciation and amortization expenses increased $1.6 million or 34.8% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is primarily related to growth in capitalized software costs and includes $0.7 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure. The shortened useful lives of these assets result in comparatively greater depreciation in 2016 than the corresponding periods in 2015. We also expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Depreciation and amortization expenses increased $5.3 million or 42.2% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase is primarily related to growth in capitalized software costs and includes $2.0 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Interest expense	$645	$159	$1,885	$322
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Interest expense increased $0.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Interest expense increased $1.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(dollars in thousands)
Provision for income taxes	$191	$173	$497	$432
Our provision for income taxes for the three and nine months ended September 30, 2016 and 2015 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $103.0 million.
We have incurred cumulative losses of $310.3 million from our operations through September 30, 2016, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at September 30, 2016. The amount available under the amended credit facility at September 30, 2016 was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2016	2015

Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(2,602)	$(9,712)
Net cash used in investing activities	(12,872)	(19,626)
Net cash provided by financing activities	6,076	5,505
Net decrease in cash and cash equivalents	$(9,398)	$(23,833)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the nine months ended September 30, 2016 was $2.6 million. This was primarily due to our net loss of $33.8 million, which, adjusted for non-cash items, including depreciation and amortization expense of $17.7 million and stock-based compensation expense of $18.0 million, resulted in $4.0 million in cash provided by operations. Net cash used in operations was also impacted by a decrease of $6.6 million related to changes in operating assets and liabilities, which primarily reflected a decrease of $5.1 million in accounts payable primarily due to decreased affinity group marketing fees, an increase of $2.9 million in accounts receivable primarily due to an increase in revenue, and an increase of $1.2 million in prepaid expenses primarily due to an increase in prepaid insurance and marketing fees. These uses of cash were partially offset by a $1.5 million increase in accrued expenses and other liabilities primarily due to increased accrued legal and marketing fees and a $1.4 million increase in other liabilities primarily due to an increase in lease exit costs recorded in the second quarter of 2016.
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
Cash used in investing activities of $12.9 million for the nine months ended September 30, 2016 resulted from $9.1 million of investments in software, $2.8 million of investments in furniture, leasehold, and facility improvements, and $1.0 million of investments in computer hardware.
Cash used in investing activities of $19.6 million for the nine months ended September 30, 2015 resulted primarily from $11.3 million of investments in software, $5.7 million of investments in furniture, leasehold, and facility improvements primarily associated with our San Francisco and Santa Monica office spaces, and $2.6 million of investment in computer hardware.
Financing Activities
Cash provided by financing activities of $6.1 million for the nine months ended September 30, 2016 primarily reflects $4.7 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, a $1.5 million tenant improvement reimbursement related to our Santa Monica capitalized facility lease, partially offset by $0.1 million paid for the repurchase of common stock option awards.

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
Interest Rate Risk
We had cash and cash equivalents of $103.0 million at September 30, 2016, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of September 30, 2016, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Business and Industry

The growth of our business relies significantly on our ability to grow and optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers and increase the representation of high volume brands in our network, such that we are able to increase the number of transactions between our users and TrueCar Certified Dealers. Failure to do so would limit our growth.

Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow and to optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers, increase the number of dealers representing high volume brands and grow the overall number of dealers in our network is an important factor in growing our business.

As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and image among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. During the second half of 2015, we experienced both a decline in the proportion of such high volume dealers in our network and slowed quarter-over-quarter revenue growth. There can be no assurance we will be successful in sustainably reversing these declines. Failure to do so could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2016 our franchise dealer count was 10,759.

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

Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained pursuant to agreements with third parties to power certain aspects of the user experience on our platform, including the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements, or utilize alternative data sources, as certain agreements expire, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Changes to management, including continued turnover of our top executives, or an inability to retain, attract and integrate qualified personnel, could harm our ability to develop and successfully grow our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. The exercise prices of the majority of the stock options held by our executives exceed the price of our common stock at the close of the third quarter of 2016. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

Our revenue grew from $38.1 million in 2010 to $259.8 million in 2015. However, since the second half of 2015, we have experienced slowed quarter over quarter revenue growth. We expect that in the future, as our revenue increases, our rate of growth may continue to decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third party ancillary products and services.

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

We have not been profitable since inception and had an accumulated deficit of $310.3 million at September 30, 2016. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The single largest source of user traffic from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. At September 30, 2016, USAA beneficially owned 12,168,669 shares, which represented 14.2% of our outstanding common stock. In 2015 and the nine months ended September 30, 2016, nearly 234,233 units and 185,596 units, respectively, or 31% and 32%, respectively, of all units purchased by users from TrueCar Certified Dealers, were matched to users of the car-buying site we maintain for USAA. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. As such, USAA has a significant influence on our operating results.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $151.0 million and $112.8 million on sales and marketing during 2015 and the nine months ended September 30, 2016, respectively.

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

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to grow our network of TrueCar Certified Dealers and to improve the satisfaction of the dealers in our network. We also intend to continue investing to increase awareness of our brand, including via television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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

In September 2015, we received a letter from the Texas Department of Motor Vehicles (the “Texas DMV Notice”) asserting that certain aspects of our advertising in Texas constitute false, deceptive, unfair, or misleading advertising within the meaning of applicable Texas law. On September 24, 2015, we responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

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
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission (the “Mississippi MVC Letter”) asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
In August 2016, we met with investigators from the California Department of Motor Vehicles (the “California DMV”) regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California (the “Unlicensed Auction Allegation”). We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. In October 2016, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. We cannot assure you that this matter or similar matters will not reemerge in the future.
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

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part our motion to dismiss. The litigation is currently in the discovery phase. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys' fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the Court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which is scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On October 17, 2016, the Court entered an order scheduling a further status conference for January 26, 2017. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our operating results, business, and financial condition may be harmed.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.

Although we are developing a unified architecture, our systems currently employ multiple software platforms. As we upgrade our system architecture we may encounter challenges that could impact our business, and our ability to quickly change aspects of our consumer and dealer experiences may be limited. During the third quarter of 2016 we began hosting certain of our systems using an enterprise cloud computing provider; however, a substantial portion of the computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems continues to be located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, denial-of-service attacks, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers could adversely affect the experience of our consumers and dealers. Such providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.

We have begun utilizing an enterprise cloud computing provider to operate certain aspects of our service and any disruption of or interference with our use of these operations could adversely affect our business operations and financial results.
We utilize a cloud-based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud-based data processing, storage capabilities and other cloud-based services. As of the third quarter of 2016, a limited portion of our computing processes are cloud-based, although we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to the third-party systems or in the infrastructure which allows us to connect to the third-party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.
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

We had goodwill and intangible assets of $74.0 million at September 30, 2016. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter and year ending December 31, 2016, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of September 30, 2016, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 75% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. At September 30, 2016, approximately 85.3 million shares of our common stock were outstanding. In addition, as of September 30, 2016, there were 25.6 million shares underlying options and 4.6 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1	Separation Agreement and Release, dated July 28, 2016, by and between the Registrant and John Stephenson	8-K File No. 001-36449	10.1	8/4/16
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	November 9, 2016	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)