Form 10-K
period 2016-12-31
TrueCar, Inc.
filed 2017-03-01
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $366,724,525 based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 23, 2017, the registrant had 86,670,243 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar”, “the Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar.com, Inc. and ALG, Inc., unless the context indicates otherwise. TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG”.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	maintaining and expanding our customer base, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase the rate at which site visitors obtain Guaranteed Savings Certificates and close rates;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate recent additions to our management team;

•	our continuing ability to provide customers access to our products and services and the impact of any failure of our solutions or solution innovations;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I
Item 1.    Business
Overview

We seek to dramatically improve the way consumers buy cars and provide dealers and automakers with an excellent return on their marketing dollars.

We have established an intelligent, data-driven online platform powered by proprietary market data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.

We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and guaranteed savings off the manufacturer's suggested retail price, or MSRP, for that make, model and trim, as well as, in most instances, price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. Guaranteed savings off MSRP are reflected in a Guaranteed Savings Certificate which the consumer may then take to the dealer and apply toward the purchase of the specified make, model and trim of car. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.

Our network of over 13,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.

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

Products and Services

Consumer

Consumers interface with us via our TrueCar branded website, affinity group marketing partner websites, and TrueCar branded and affinity group mobile applications.

The following are key elements of our consumer experience:

Market pricing data. Through our websites and mobile applications, a consumer selects a vehicle, adds desired options and inputs a ZIP code. In most instances, we then present the consumer with the TrueCar Curve, a graphical distribution of what others paid for a similar make, model and trim of car. Within this distribution, we include MSRP, factory invoice, and average price paid for that make, model and trim in the consumer’s local market. We generally provide consumers with our TrueCar Average, a proprietary calculation based on the recent transactions of TrueCar users, that provides an understanding of what others have paid for similarly configured vehicles. This information enables the consumer to evaluate a potential price in the context of broader market data.

Guaranteed Savings Certificates. After the consumer has received the context supplied by the market pricing data described above, the consumer may elect to connect with local TrueCar Certified Dealers by releasing the consumer’s contact information to those dealers. A consumer who makes this election then receives one or more Guaranteed Savings Certificates from the dealers that received the consumer’s contact information. The Guaranteed Savings Certificate issued by each TrueCar Certified Dealer will reflect the amount of guaranteed savings off MSRP that the consumer may then take to that dealer and apply toward the purchase of the specified make, model and trim of car.

VIN-based Offers. In most instances, in addition to receiving one or more Guaranteed Savings Certificates, the consumer will also receive price offers on in-stock vehicles with specified Vehicle Identification Numbers (“VINs”) from each of the Certified Dealers that has supplied the consumer with a Guaranteed Savings Certificate. These VIN-based offers provide consumers with price offers for specific vehicles from specific Certified Dealers.

Dealer

Our network of TrueCar Certified Dealers interfaces with our platform primarily through our Dealer Portal, an application that can be accessed online or using a mobile device. The Dealer Portal is considered a sales enhancement tool, and it enables dealers to access unique information on their prospects unavailable to them in their standard customer relationship management (CRM) software. The Dealer Portal allows dealers to assess the competitiveness of their vehicle pricing relative to their market, create vehicle pricing rules, access details on potential buyers wants and needs, create custom detailed offers based on vehicles in stock, manage how their dealership profile appears on the network, assess their competitive market performance on vehicles sold through their dealership, as well a number of administrative and other management tools. With the mobile application for iOS and Android, dealers also have the ability to provide a price quote on a vehicle relative to the local market, regardless of whether the potential buyer was sourced via the TrueCar network or not.

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

Manufacturers

We enable manufacturers to target consumers based on membership in an affinity group and other criteria. Through our platform, manufacturers can create cash incentives targeted to specific consumers and provide the ability to generate a unique coupon code that can be redeemed and validated at any dealership across the country in connection with the purchase of a new car. By facilitating and tracking these incentive codes in their own reporting systems, manufacturers can account directly for this method of reaching consumers. These manufacturers pay a per-vehicle fee to us for this service.

Used car listings

For consumers looking to purchase a used car, we provide an aggregated listing of used vehicles for sale in their local area. These listings are consolidated from a variety of sources, including members of our network of TrueCar Certified Dealers which sell used cars in addition to new cars, and dedicated non-franchise or independent dealers that do not sell new cars. In addition to displaying stated information made available by the seller about the pricing and condition of a car, we provide consumers with information related to the value of other cars of the same make, model, year and stated condition in the market. Through our websites and mobile applications, the user can contact the dealer, identifying herself as a TrueCar user, to initiate communications that may ultimately result in a completed transaction.

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

Technology

We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. Consumers access this platform through the TrueCar branded website, affinity group marketing partner websites, and TrueCar branded and affinity group mobile applications. Dealers access the platform through the software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. We use a combination of open source and licensed software running on optimized hardware.

We currently utilize cloud-based data processing and storage capabilities in connection with certain aspects of our business operations, while a portion of our data is housed in co-location facilities in Los Angeles and Chicago. We have adopted a centralized approach to quality assurance and testing for our technology platform and all products aimed at enhancing consumer and dealer experiences while seeking to optimize availability, scalability, security and performance.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

At December 31, 2016, we had 23 U.S. issued patents, 41 pending U.S. patent applications, 4 issued foreign patents, and 18 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2033. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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
In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint, both as originally filed and as subsequently amended, seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On December 7, 2015, the court dismissed this lawsuit “without prejudice,” meaning that the complaint could be amended and re-filed. On January 4, 2016, the plaintiff amended and re-filed the complaint. On February 3, 2016, the Company filed a "demurrer" to the amended complaint, which is a pleading that requests the court to dismiss the case. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and is currently scheduled for trial in August 2017. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter.
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
In December 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery may proceed regarding matters related to class certification only at this time. We believe the amended complaint is without merit and intend to vigorously defend the Company in this matter.
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission (the “Mississippi MVC Letter”) asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, 2016 we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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
Employees

At December 31, 2016, we had 650 full-time employees at locations in Santa Monica, Austin, Denver, and San Francisco. We also engage a number of temporary employees and consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2016 our franchise dealer count was 11,151.
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
Changes to management, including turnover of our top executives, or an inability to retain, attract and integrate qualified personnel, could harm our ability to develop and successfully grow our business.
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
The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president. Our current executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our current executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.
Our growth in recent years may not be indicative of our future growth and, we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $277.5 million in 2016. However, beginning in the third quarter of 2015, we began experiencing slowed revenue growth. Although revenue growth has recently improved, we expect that in the future, as our revenue increases, our rate of growth may again decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

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
We have not been profitable since inception and had an accumulated deficit of $318.2 million at December 31, 2016. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.
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
The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. In 2016, 254,241 units, or 32%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At December 31, 2016, USAA beneficially owned 12,175,335 shares, which represented 14.0% of our outstanding common stock.
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
We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $154.4 million on sales and marketing during 2016.
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

Failure to increase our revenue or reduce our sales and marketing expense or our technology and development expense as a percentage of revenue would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to enhance our existing products and services, grow and train our network of TrueCar Certified Dealers and upgrade our system architecture. We also intend to continue investing to increase awareness of our brand, including via television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission (the “Mississippi MVC Letter”) asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, 2016 we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part our motion to dismiss. The litigation is currently in the discovery phase. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and is currently scheduled for trial in August 2017. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery may proceed regarding matters related to class certification only at this time. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We also expect that new competitors will continue to enter the automotive retail industry with competing products and services, which could have an adverse effect on our revenue, business and financial results.
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
Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.
As we introduce new offerings or enhance existing products and services on our platform we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. In addition, we may not successfully demonstrate the value of these expanded or complementary products to consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.
Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainties, including stock market and commodity pricing volatility, could lead to such a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.
We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles.
In recent years the market for motor vehicles has been characterized by rapid changes in technology and consumer demands.  Self-driving technology, ride sharing, transportation networks and other fundamental changes in automotive and transportation could have a substantial impact on consumer demand for the purchase or lease of automobiles.  If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.

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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application, and prevent or inhibit the ability of consumers to access our products and services. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.
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
We utilize a cloud-based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud-based data processing, storage capabilities and other cloud-based services. As of the end of 2016, a portion of our computing processes are cloud-based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to the third-party systems or in the infrastructure which allows us to connect to the third-party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.
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
We had goodwill and intangible assets of $73.0 million at December 31, 2016. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.
If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We had federal net operating loss carryforwards of approximately $250.2 million and state net operating loss carryforwards of approximately $176.5 million at December 31, 2016. The federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2017, respectively. At December 31, 2016, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.
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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending March 31, 2017, as well as the year ending December 31, 2017, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of December 31, 2016, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 76% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. In January 2017, we filed a universal shelf registration statement on Form S-3 with the SEC which will enable us to offer and sell from time to time up to $100 million of securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights and/or units at prices and on terms that we may determine, and up to 20 million of shares of common stock to be offered and sold from time to time by selling stockholders (“2017 Shelf Registration”). The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017. No offering under the 2017 Shelf Registration has been made or commenced. We may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

At December 31, 2016, approximately 86.2 million shares of our common stock were outstanding. In addition, as of December 31, 2016, there were 24.5 million shares underlying options and 4.3 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Item 3.    Legal Proceedings

Refer to the disclosure under the heading “Legal Proceedings” in Note 6 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

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

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$9.47	$4.42	$23.10	$15.92
Second Quarter	$7.98	$5.13	$17.99	$11.85
Third Quarter	$11.13	$7.63	$12.12	$4.01
Fourth Quarter	$13.29	$8.47	$9.88	$4.97

Holders of Record

As of February 23, 2017, there were 163 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Note 8 of the consolidated financial statements herein regarding information about securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities

None.

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
Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from May 16, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on May 16, 2014 in our common stock, the NASDAQ Composite and the RDG Internet Composite, and the data for the NASDAQ Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

# COMPARISON OF 31 MONTH CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$250
$200
$150
$100
$50
$0
5/14
6/14
8/14
10/14
12/14
2/15
4/15
6/15
8/15
10/15
12/15
2/16
4/16
6/16
8/16
10/16
12/16
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 5/16/14 in stock or 4/30/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data at December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except share and per share amounts)
Revenues	$277,507	$259,838	$206,649	$133,958	$79,889
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(1):	25,167	23,657	17,513	15,295	13,559
Sales and marketing (1)	154,406	151,002	128,569	75,180	70,327
Technology and development (1)	53,580	48,021	36,563	23,685	21,960
General and administrative (1)	59,908	83,494	58,296	30,857	34,228
Depreciation and amortization	23,345	17,646	13,213	11,569	11,768
Total costs and operating expenses	316,406	323,820	254,154	156,586	151,842
Loss from operations	(38,899)	(63,982)	(47,505)	(22,628)	(71,953)
Interest income	376	107	59	121	229
Interest expense	(2,530)	(443)	(380)	(1,988)	(3,359)
Other income (expense)	—	13	37	18	(18)
Loss before (provision) benefit for income taxes	(41,053)	(64,305)	(47,789)	(24,477)	(75,101)
Benefit (provision) for income taxes	(655)	(606)	(640)	(579)	606
Net loss	$(41,708)	$(64,911)	$(48,429)	$(25,056)	$(74,495)
Net loss per share, basic and diluted (2) (3)	$(0.49)	$(0.79)	$(0.68)	$(0.43)	$(1.33)
Weighted average common shares outstanding, basic and diluted (2) (3)	84,483	81,914	70,837	58,540	55,828
Other Financial Information:
Adjusted EBITDA (4)	$15,039	$7,572	$10,884	$2,140	$(46,523)
Non-GAAP net loss (5)	$(11,115)	$(11,016)	$(3,290)	$(11,875)	$(60,815)

(1)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Cost of revenue	$960	$792	$454	$141	$122
Sales and marketing	5,837	4,493	4,743	2,561	1,571
Technology and development	4,398	4,294	5,013	1,762	1,428
General and administrative	13,544	32,984	19,123	4,882	7,199
Total stock-based compensation expense	$24,739	$42,563	$29,333	$9,346	$10,320

(2)	See Note 10 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(3)	All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 2-for-3 reverse stock split, which was effected on May 2, 2014.

(4)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

(5)
Non-GAAP net (loss) income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net (loss) income, operating (loss) income or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net (loss) income and a reconciliation of Non-GAAP net (loss) income, see “Non-GAAP Financial Measures.”

	At December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents and short term investments	$107,721	$112,371	$147,539	$43,819	$22,062
Working capital (deficit), excluding restricted cash	117,549	113,855	145,666	36,637	(9,290)
Property and equipment, net	66,941	71,390	30,731	15,238	12,842
Total assets	294,448	302,374	296,952	174,750	145,244
Total indebtedness	—	—	—	4,764	23,696
Lease financing obligation	28,833	26,987	6,093	—	—
Convertible preferred stock	—	—	—	29,224	—
Contingently redeemable common stock	—	—	—	—	1,000
Total stockholders’ equity	224,581	232,692	249,198	112,180	98,196

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(41,708)	$(64,911)	$(48,429)	$(25,056)	$(74,495)
Non-GAAP adjustments:
Interest income	(376)	(107)	(59)	(121)	(229)
Interest expense	2,530	443	380	1,988	3,359
Depreciation and amortization	23,345	17,646	13,213	11,569	11,768
Stock-based compensation (1)	24,739	42,563	29,333	9,346	10,320
Warrant expense (reduction)	46	(803)	9,808	3,740	1,990
Change in fair value of contingent consideration	—	—	—	95	1,370
IPO-related expenses	—	—	3,717	—	—
Ticker symbol acquisition costs	—	—	803	—	—
Certain litigation costs(2)	960	6,171	2,270	—	—
Legal settlement (3)	—	—	(792)	—	—
Severance charges (4)	1,783	3,732	—	—	—
Lease exit costs (5)	3,065	2,232	—	—	—
Provision (benefit) for income taxes	655	606	640	579	(606)
Adjusted EBITDA	$15,039	$7,572	$10,884	$2,140	$(46,523)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(4)
In 2016, we incurred severance costs in $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance cost of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net loss for each of the periods presented:

	Year Ended
	December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(41,708)	$(64,911)	$(48,429)	$(25,056)	$(74,495)
Non-GAAP adjustments:
Stock-based compensation (1)	24,739	42,563	29,333	9,346	10,320
Warrant expense (reduction)	46	(803)	9,808	3,740	1,990
Change in fair value of preferred stock warrant liability	—	—	—	—	—
Transaction costs from acquisitions	—	—	—	—	—
Change in fair value of contingent consideration	—	—	—	95	1,370
IPO-related expenses	—	—	3,717	—	—
Ticker symbol acquisition costs	—	—	803	—	—
Certain litigation costs (2)	960	6,171	2,270	—	—
Legal settlement (3)	—	—	(792)	—	—
Severance charges (4)	1,783	3,732	—	—	—
Lease exit costs (5)	3,065	2,232	—	—	—
Non-GAAP net (loss) income (6)	$(11,115)	$(11,016)	$(3,290)	$(11,875)	$(60,815)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(4)
In 2016, we incurred severance costs in $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance cost of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(6)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net loss because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at December 31, 2016 and December 31, 2015.

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

Overview

We seek to dramatically improve the way consumers buy cars and provide dealers and automakers with an excellent return on their marketing dollars.

We have established an intelligent, data-driven online platform powered by proprietary market data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.

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

During the year ended December 31, 2016, we generated revenues of $277.5 million and recorded a net loss of $41.7 million. Of the $277.5 million in revenues, 93.5% consisted of transaction revenues with the remaining 6.5% derived primarily from the sale of forecasts, consulting and other services to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model where we generally earn a fee only when a TrueCar user purchases a car from them.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2016	2015	2014
Average Monthly Unique Visitors	7,004,863	5,999,606	4,296,650
Units(1)	806,953	750,108	610,620
Monetization	$322	$322	$310
Franchise Dealer Count	11,151	9,094	8,501
Transaction Revenue Per Franchise Dealer	$25,638	$27,439	$24,994

(1)
We issued full credits of the amount originally invoiced with respect to 19,021, 12,484, and 8,779, units during the years ended December 31, 2016, 2015 and 2014, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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

The number of average monthly unique visitors increased 16.8% to approximately 7.0 million for the year ended December 31, 2016 from approximately 6.0 million for the year ended December 31, 2015. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns that have led to improved brand awareness and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.

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

The number of units increased 7.6% to 806,953 for the year ended December 31, 2016 from 750,108 for the year ended December 31, 2015. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. For the years ended December 31, 2016 and December 31, 2015, our monetization was $322 per unit.  We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.

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

Our franchise dealer count increased to 11,151 at December 31, 2016 from 9,094 at December 31, 2015 and 8,501 at December 31, 2014. Note that our franchise dealer count of 11,151 at December 31, 2016 excludes 376 Genesis franchises on our program as of December 31, 2016 due to Hyundai’s recent transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.

Transaction Revenue per Franchise Dealer

We define transaction revenue per franchise dealer as the aggregate transaction revenue we receive in a given period divided by the average franchise dealer count in that period. We calculate average franchise dealer count in a given period as the average of the franchise dealer count at the beginning of the period and the franchise dealer count at the end of the period. Our transaction revenue per franchise dealer decreased 6.6% to $25,638 during the year ended December 31, 2016 from $27,439 for the year ended December 31, 2015. Transaction revenue per franchise dealer fluctuates based on the timing and rate of dealer additions to our network throughout the year as well as the size and locations of dealers on our platform.

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

We report our financial results as one operating segment, with two distinct service offerings: transactions, and forecasts, consulting and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our transaction and forecasts, consulting and other offerings in order to gain more depth and understanding of the factors driving our business.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, employee and consulting costs related to delivering data and consulting services to our customers, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.

Sales and Marketing. Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs, affinity group partner marketing fees, which also includes loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. See Part III, Item 13 “Certain Relationships, Related Party and Other Transactions — Strategic Partnerships — United Services Automobile Association” for a description of our arrangements with USAA. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.

Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance and stock-based compensation expenses, third-party contractor fees, facilities costs, as well as our product development, product management, research and analytics, and internal IT functions.

General and Administrative. General and administrative expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, lease exit costs, and facilities costs.

Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.

Interest Income. Interest income consists of interest earned on our cash and cash equivalents and short-term investment balances.

Interest Expense. Interest expense consists of interest on our built-to-suit lease financing obligations and, in 2014, interest expense included interest on our credit facility and the amortization of the discount on our line of credit.

Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets as of December 31, 2016 and December 31, 2015 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in 2016, 2015, and 2014 primarily reflect a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

We have accumulated federal net operating loss carryforwards of approximately $250.2 million and state net operating loss carryforwards of approximately $176.5 million at December 31, 2016.

See Note 9 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2016	2015	2014

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$277,507	$259,838	$206,649
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	25,167	23,657	17,513
Sales and marketing	154,406	151,002	128,569
Technology and development	53,580	48,021	36,563
General and administrative	59,908	83,494	58,296
Depreciation and amortization	23,345	17,646	13,213
Total costs and operating expenses	316,406	323,820	254,154
Loss from operations	(38,899)	(63,982)	(47,505)
Interest income	376	107	59
Interest expense	(2,530)	(443)	(380)
Other income	—	13	37
Loss before provision for income taxes	(41,053)	(64,305)	(47,789)
Provision for income taxes	655	606	640
Net loss	$(41,708)	$(64,911)	$(48,429)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2016	2015	2014
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	9	9	8
Sales and marketing	56	58	62
Technology and development	19	18	18
General and administrative	22	32	28
Depreciation and amortization	8	7	6
Loss from operations	(14)	(25)	(23)
Interest income	*	*	*
Interest expense	(1)	*	*
Other income	*	*	*
Loss before provision for income taxes	(15)	(25)	(23)
Provision for income taxes	*	*	*
Net loss	(15)%	(25)%	(23)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2016, 2015, and 2014

Revenues

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Revenues
Transaction revenue	$259,516	$241,395	$189,353	7.5%	27.5%
Forecasts, consulting and other revenue	17,991	18,443	17,296	(2.5)%	6.6%
Total revenues	$277,507	$259,838	$206,649	6.8%	25.7%

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in our revenues of $17.7 million or 6.8%, for 2016 as compared to 2015 reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.5% and 6.5%, respectively, of revenues for 2016 as compared to 92.9% and 7.1%, respectively, for 2015. The increase in transaction revenue for 2016 primarily reflected a 7.6% increase in units. The 2.5% decrease in forecasts, consulting and other revenue for 2016 as compared to 2015 is primarily due to a decrease in lead referral fees.

In the second half of 2015, our close rates decreased as the result of a decline in the proportion of dealers representing high volume brands in our network. The lower close rates dampened the impact of increases in unique visitors on transaction revenue. To improve close rates and re-accelerate revenue growth, we invested in additional dealer support personnel to improve and expand our dealer relationships, and we improved the messaging on our site to make the benefits of registration more clear to consumers.  In the second half of 2016, improvement in our dealer network combined with product improvements resulted in increases in consumer registration and transaction revenue. In 2017, we expect our year-over-year revenue growth to increase as the result of our investments in dealer relationships, in consumer messaging and in our technology platform, which we believe will enable our business to scale.

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in our revenues of $53.2 million for 2015 as compared to 2014 primarily reflected the substantial increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 92.9% and 7.1%, respectively, of revenues for 2015 as compared to 91.6% and 8.4%, respectively, for 2014. The increase in transaction revenue for 2015 primarily reflected the 22.8% increase in units due to the level of marketing spend and the increase in the number of Certified TrueCar Dealers, platform and product enhancements, and the overall growth in sales of the automotive industry. Our average monthly unique visitors grew 39.6% to 6.0 million during 2015 from 4.3 million during 2014, reflecting our increased advertising expenses which improved brand awareness and the visibility of our platform to our users. Our monetization increased 3.9% to $322 during 2015 from $310 for 2014, primarily as a result of improved subscription pricing optimization and growth in used vehicles vs. new vehicle mix, the independent dealer channel, and in revenue from OEMs. The 6.6% increase in forecasts, consulting, and other for 2015 as compared to 2014 primarily reflected an increase in volume of portfolio risk analyses and residual value forecasts provided to customers.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$25,167	$23,657	$17,513	6.4%	35.1%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.1%	9.1%	8.5%

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in cost of revenue of $1.5 million or 6.4% for 2016 as compared to 2015 was primarily due to increased employee related costs associated with an increase in headcount. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in cost of revenue of $6.1 million or 35.1% for 2015 as compared to 2014 was primarily due to a $4.4 million increase in data costs and licensing fees to support the growth of our business and a $1.1 million increase in employee related costs primarily due to increases in headcount.

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Sales and marketing expense	$154,406	$151,002	$128,569	2.3%	17.4%
Sales and marketing expense as a percentage of revenues	55.6%	58.1%	62.2%

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in sales and marketing expenses of $3.4 million or 2.3% for 2016 as compared to 2015 reflected a $11.6 million increase in salaries and employee related expenses primarily due to our increased headcount and a $1.3 million increase in stock-based compensation. The increase was partially offset by a $6.7 million decrease in advertising as we reduced our expenditures to maintain the efficiency of our customer acquisition spending, a $1.3 million decrease in outsourced services and consulting fees, and a $1.1 million decrease in revenue share paid to affinity marketing partners. We expect sales and marketing expenses to continue to increase in total due to increased headcount to better service our existing dealers, as well as television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Technology and development expenses	$53,580	$48,021	$36,563	11.6%	31.3%
Technology and development expenses as a percentage of revenues	19.3%	18.5%	17.7%
Capitalized software costs	$12,025	$15,645	$13,818	(23.1)%	13.2%

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in technology and development expenses of $5.6 million or 11.6% for 2016 as compared to 2015 includes an increase of $5.7 million in increased salaries and related expenses due to increased headcount, higher bonus expense in 2016 than in 2015, and $1.3 million of severance costs related to a reorganization in our product and technology teams made in the second quarter of 2016 to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. The increase in technology and development expense also includes a $1.7 million increase in software license and hosting expenses. These increases were partially offset by a $0.9 million decrease in write-offs of capitalized software that we determined not to place in service and a $0.5 million increase in the amount of salaries capitalized for the development of internal use software costs, which reduce technology development expenses.

Capitalized software costs decreased $3.6 million for 2016 as compared to 2015 primarily due to the decrease in the amount of capitalized third-party developer and software costs of $4.1 million, which was partially offset by an increase in the amount of salaries capitalized for the development of internal use software of $0.5 million.

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

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in technology and development expenses of $11.5 million or 31.3% for 2015 as compared to 2014 reflected an increase of $10.6 million in increased salaries and related expenses due to increased headcount, a $1.6 million increase in software license and hosting expenses, a $1.4 million increase in overhead related to facilities, reflecting extra space needed to accommodate increased headcount, and a $1.2 million increase in write-offs of capitalized software that we determined not to place in service. These increases were partially offset by a $2.8 million increase in the amount of salaries capitalized for the development of internal use software costs which reduced technology and development expenses during the period.

Capitalized software costs increased $1.8 million for 2015 as compared to 2014 primarily due to the increase in the amount of salaries capitalized for the development of internal use software of $2.8 million, which was partially offset by a decrease in capitalized third-party software costs of $1.0 million.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
General and administrative expense	$59,908	$83,494	$58,296	(28.2)%	43.2%
General and administrative expense as a percentage of revenues	21.6%	32.1%	28.2%

Year ended December 31, 2016 compared to year ended December 31, 2015. General and administrative expenses decreased $23.6 million or 28.2% for 2016 as compared to 2015. The decrease is primarily due to a $19.4 million reduction in stock based-compensation as a result of certain terminated executives who received accelerations and modifications of their equity awards in 2015. Additionally, the decrease in general and administration expense includes a $7.5 million decrease in professional services fees primarily due to decreased legal fees related to ongoing litigation. These decreases were partially offset by an increase of $2.4 million in facilities costs, which includes a $0.8 million increase in real estate exit costs associated with certain leased facilities that we exited in the fourth quarter of 2015.

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in general and administrative expenses of $25.2 million or 43.2% for 2015 as compared to 2014 reflected a $13.9 million increase in stock-based compensation due primarily to the acceleration and modification of equity awards related to certain terminated executives of $10.7 million, additional stock-based compensation expense of $2.1 million associated with the surrender and forfeiture of unvested options held by our former president and additional stock-based compensation of $1.1 million primarily related to awards granted in 2015. Other increases in general and administrative expenses include an increase of $5.3 million in professional fees, which includes an increase of $4.5 million in legal fees related to ongoing litigation, an increase of $3.6 million in overhead related to facilities, which includes $2.2 million in real estate exit costs associated with certain leased facilities that we exited in the fourth quarter of 2015, and an increase of $2.1 million in salaries and related expenses, primarily due to executive severance. For further discussion of executive severance, refer to Note 6 to our consolidated financial statements contained herein.

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Depreciation and amortization expenses	$23,345	$17,646	$13,213	32.3%	33.6%

Year ended December 31, 2016 compared to year ended December 31, 2015. Depreciation and amortization expenses increased $5.7 million or 32.3% for 2016 as compared to 2015. The increase is primarily related to growth in capitalized software costs and includes $2.1 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure. The shortened useful lives of these assets result in comparatively greater depreciation in 2016 than the corresponding periods in 2015. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment and the timing of placing projects in service.

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in depreciation and amortization expenses of $4.4 million or 33.6% for 2015 as compared to 2014 reflected a growth in capitalized software costs and higher investments in property and equipment.

Interest Expense

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Interest expense	$2,530	$443	$380	471.1%	16.6%

Year ended December 31, 2016 compared to year ended December 31, 2015. Interest expense relates to interest incurred on our lease financing obligation for our Santa Monica leased office space and San Francisco leased office space. The increase in interest expense of $2.1 million or 471.1% for 2016 as compared to 2015 is primarily due to our Santa Monica leased office space, for which we began expensing interest in December 2015. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.

Year ended December 31, 2015 compared to year ended December 31, 2014. The increase in interest expense of $0.1 million or 16.6% for 2015 as compared to 2014 primarily reflects the interest expense incurred on our lease financing obligation in 2015, partially offset by a decrease in the interest on our outstanding balance of our short-term borrowings in 2014.

Provision for Income Taxes

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

	(dollars in thousands)
Provision for income taxes	$655	$606	$640	8.1%	(5.3)%

Years ended December 31, 2016, December 31, 2015 and December 31, 2014. Our provision for income taxes for 2016, 2015, and 2014 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Average Monthly Unique Visitors	7,046,065	7,600,900	6,683,027	6,689,458	5,897,417	6,634,659	5,953,061	5,520,235
Units(1)	218,807	220,633	192,531	174,982	183,157	208,034	190,358	168,559
Monetization	$320	$319	$321	$328	$324	$324	$317	$322
Franchise Dealer Count (Ending)	11,151	10,759	10,135	9,281	9,094	8,702	9,300	9,108
Transaction Revenue Per Franchise Dealer	$6,386	$6,730	$6,370	$6,249	$6,662	$7,493	$6,563	$6,164

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015

	(in thousands)
Revenues:
Transaction revenues	$69,960	$70,306	$61,841	$57,409	$59,278	$67,441	$60,408	$54,268
Forecasts, consulting, and other revenues	4,121	4,833	4,586	4,451	4,310	4,964	4,883	4,286
Total revenues	74,081	75,139	66,427	61,860	63,588	72,405	65,291	58,554
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,257	6,320	6,365	6,225	5,987	5,952	5,927	5,791
Sales and marketing	41,609	42,557	38,129	32,111	34,867	43,969	40,457	31,709
Technology and development	13,265	13,153	14,022	13,140	14,942	12,340	10,979	9,760
General and administrative	14,649	13,765	15,998	15,496	29,851	16,467	18,407	18,769
Depreciation and amortization	5,538	6,035	5,868	5,904	5,125	4,477	4,119	3,925
Total costs and expenses	81,318	81,830	80,382	72,876	90,772	83,205	79,889	69,954
Loss from operations	(7,237)	(6,691)	(13,955)	(11,016)	(27,184)	(10,800)	(14,598)	(11,400)
Interest income	90	91	102	93	36	27	24	20
Interest expense	(645)	(645)	(632)	(608)	(121)	(159)	(118)	(45)
Other (expense) income	—	—	—	—	(1)	—	3	11
Loss before provision for income taxes	(7,792)	(7,245)	(14,485)	(11,531)	(27,270)	(10,932)	(14,689)	(11,414)
Provision for income taxes	158	191	170	136	174	173	50	209
Net loss	$(7,950)	$(7,436)	$(14,655)	$(11,667)	$(27,444)	$(11,105)	$(14,739)	$(11,623)
Net loss per share:
Basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.14)	$(0.33)	$(0.13)	$(0.18)	$(0.14)
Other Financial Information (2):
Adjusted EBITDA	$5,766	$5,791	$2,430	$1,052	$159	$2,651	$477	$4,285
Non-GAAP net (loss) income	$(485)	$(989)	$(4,138)	$(5,503)	$(5,225)	$(2,131)	$(3,786)	$126

(1)
We issued full credits of the amount originally invoiced with respect to 5,736, 4,547, 4,546, 4,192, 3,604, 3,319, 2,802, and 2,759, units during the three months ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively. The number of units has not been adjusted downwards related to units credited.

(2)
Adjusted EBITDA and Non-GAAP net (loss) income are not measures of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other measures derived in accordance with GAAP. For definitions of Adjusted EBITDA and Non-GAAP net (loss) income and a reconciliation of net loss to Adjusted EBITDA and Non-GAAP net (loss) income, see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(7,950)	$(7,436)	$(14,655)	$(11,667)	$(27,444)	$(11,105)	$(14,739)	$(11,623)
Non-GAAP Adjustments:
Interest income	(90)	(91)	(102)	(93)	(36)	(27)	(24)	(20)
Interest expense	645	645	632	608	121	159	118	45
Depreciation and amortization	5,538	6,035	5,868	5,904	5,125	4,477	4,119	3,925
Stock-based compensation (1)	6,706	6,241	5,900	5,892	16,412	7,531	9,167	9,453
Warrant expense (reduction)	33	13	—	—	(15)	(308)	(333)	(147)
Certain litigation costs (2)	345	193	150	272	429	1,180	2,119	2,443
Severance charges (3)	—	—	1,783	—	3,161	571	—	—
Lease exit charges (4)	381	—	2,684	—	2,232	—	—	—
Provision for income taxes.	158	191	170	136	174	173	50	209
Adjusted EBITDA (5)	$5,766	$5,791	$2,430	$1,052	$159	$2,651	$477	$4,285

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(3)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. We incurred severance costs of $0.5 million, $0.6 million and $2.8 million for executive-level employees who terminated during the quarters ended June 30, 2016, September 30, 2015 and December 31, 2015, respectively. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(4)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(5)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA, see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss) Income
Net loss	$(7,950)	$(7,436)	$(14,655)	$(11,667)	$(27,444)	$(11,105)	$(14,739)	$(11,623)
Non-GAAP Adjustments:
Stock-based compensation (1)	6,706	6,241	5,900	5,892	16,412	7,531	9,167	9,453
Warrant expense (reduction)	33	13	—	—	(15)	(308)	(333)	(147)
Certain litigation costs (2)	345	193	150	272	429	1,180	2,119	2,443
Severance charges (3)	—	—	1,783	—	3,161	571	—	—
Lease exit charges (4)	381	—	2,684	—	2,232	—	—	—
Non-GAAP net (loss) income (5) (6)	$(485)	$(989)	$(4,138)	$(5,503)	$(5,225)	$(2,131)	$(3,786)	$126

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(3)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. We incurred severance costs of $0.5 million, $0.6 million and $2.8 million for executive-level employees who terminated during the quarters ended June 30, 2016, September 30, 2015 and December 31, 2015, respectively. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(4)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(5)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net loss because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at December 31, 2016 and 2015.

(6)
Non-GAAP net (loss) income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $107.7 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $318.2 million from our operations through December 31, 2016, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at December 31, 2016. The amount available under the amended credit facility at December 31, 2016 was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million. See Note 5 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$2,768	$(11,369)	$3,104
Net cash used in investing activities	(16,639)	(29,836)	(9,823)
Net cash provided by financing activities	9,221	6,037	110,439
Net (decrease) increase in cash and cash equivalents	$(4,650)	$(35,168)	$103,720

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing, advertising and sponsorship expenses. Our net loss has been significantly greater than cash used in or provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2016 was $2.8 million. This was primarily due to our net loss of $41.7 million, which, adjusted for non-cash items, including stock-based compensation expense of $24.7 million, depreciation and amortization expense of $23.2 million, bad debt expense of $1.3 million, and other non-cash adjustments of $1.5 million, resulted in $9.0 million in cash from operations. This was offset by a decrease of $6.2 million in changes to operating assets and liabilities, which primarily reflected a decrease of $4.6 million in accounts payable primarily due to decreased affinity group marketing fees, an increase of $4.4 million in accounts receivable primarily related to increased revenues, and an increase of $1.5 million in other current assets and other assets due to increased legal insurance recoveries and increased lease deposits. These were partially offset by a $1.5 million increase in accrued expenses and other current liabilities, a $1.5 million increase in other liabilities, and a $1.2 million increase in accrued employee expenses primarily due to increased accrued bonus.

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

Cash used in investing activities of $16.6 million for 2016 resulted primarily from $11.5 million of investments in software, $3.8 million of investments in furniture, leasehold, and facility improvements, and $1.3 million of investment in computer hardware.

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

Financing Activities

Cash provided by financing activities of $9.2 million for 2016 primarily reflects $7.8 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and a $1.5 million tenant improvement reimbursement related to our Santa Monica capitalized facility lease, partially offset by $0.1 million paid for the repurchase of common stock option awards.

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

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2016 that are fixed and determinable.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations	$87,244	$9,749	$20,560	$17,278	$39,657
Purchase obligations	7,037	3,994	3,043	—	—
Total	$94,281	$13,743	$23,603	$17,278	$39,657

Our lease obligations consist of various leases for office space and have not been reduced by minimum non-cancelable sublease rentals aggregating $6.1 million. Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2016. Purchase obligations exclude agreements that are cancelable without penalty. Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

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

We test for goodwill impairment annually at December 31. During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges recorded on our goodwill. We performed a qualitative goodwill assessment at December 31, 2016 and concluded there was no impairment based on a number of factors considered, including the improvement in key operating metrics over the prior year, the value of our common stock, overall strength of the automotive industry and general economy, and continued execution against our overall strategic objectives. The fair value of the reporting units significantly exceeded their carrying value and accordingly, we concluded that there was no impairment of goodwill.

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
In 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including accounting for forfeitures. Companies have the choice to elect as an accounting policy whether to continue to estimate forfeitures or recognize forfeitures when they occur. As part of our early adoption of this guidance in 2016, we elected to account for forfeitures as they occur. Prior to 2016, in addition to the assumptions used in the Black-Scholes option-pricing model, we estimated a forfeiture rate to calculate the stock-based compensation for our awards. We evaluated the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility and expected term, which could materially impact our future stock-based compensation expense.

At December 31, 2016 total remaining stock-based compensation expense for unvested awards was $63.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Interest Rate Risk

We had cash and cash equivalents of $107.7 million at December 31, 2016, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2016, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 5(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (ir.true.com) under "Corporate Governance – Documents and Charters." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	S-1	3.2	May 5, 2014
3.2	Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Seventh Amended and Restated Investors’ Rights Agreement, dated November 22, 2013, by and among the Registrant and certain of its stockholders.		X	S-1	4.1	April 4, 2014
4.2	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and United Services Automobile Association.		X	S-1	4.16	May 5, 2014
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2005 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.2	April 4, 2014
10.3#	2008 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.3	April 4, 2014
10.4#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.5#	Employment Agreement, dated December 20, 2012, by and between the Registrant and Scott Painter, as amended.		X	S-1	10.5	April 4, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.6#	Employment Agreement, dated October 25, 2013, by and between the Registrant and Michael Guthrie.		X	S-1	10.6	April 4, 2014
10.7#	Employment Agreement, dated May 1, 2010, by and between the Registrant and Bernard Brenner.		X	S-1	10.7	April 4, 2014
10.8#	Offer Letter, dated September 28, 2011, by and between the Registrant and Lawrence Dominique.		X	S-1	10.8	April 4, 2014
10.9#	Employment Agreement, dated September 15, 2008, by and between the Registrant and Stewart Easterby.		X	S-1	10.10	April 4, 2014
10.10#	Employment Agreement, dated September 15, 2008, by and between the Registrant and James Nguyen, as amended.		X	S-1	10.11	April 4, 2014
10.11#	Offer Letter, dated November 1, 2010, by and between the Registrant and Thomas Taira.		X	S-1	10.12	April 4, 2014
10.12#	Employment Agreement, dated January 17, 2014, by and between the Registrant and Lucas Donat.		X	S-1	10.13	April 4, 2014
10.13#	Employment Agreement, dated April 21, 2014, by and between the Registrant and Troy Foster.		X	S-1	10.14	May 5, 2014
10.14#	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Krafcik.		X	S-1	10.15	May 5, 2014
10.15#	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Stephenson.		X	S-1	10.16	May 5, 2014
10.16	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.17	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.18	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.19	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.		X	S-1	10.16	April 4, 2014
10.20	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.15	August 14, 2014
10.21	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.22
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
			X	S-1	10.21	October 28, 2014
10.23	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and between the Registrant and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.24+
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
			X	S-1	10.21	May 5, 2014
10.25#	2014 Incentive Plan.		X	S-1	10.22	May 5, 2014
10.26#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.27#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015
10.28#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.29#	Separation Agreement and Release, dated November 20, 2015, by and between the Registrant and Scott Painter.		X	10-K	10.28	March 10, 2016
10.30#	Separation Agreement and Release, dated December 22, 2015, by and between the Registrant and Troy Foster.		X	10-K	10.29	March 10, 2016
10.31#	Option Forfeiture Agreement, dated December 28, 2015, by and between the Registrant and John Krafcik.		X	8-K	10.1	January 4, 2016
10.32#	Employment Agreement, dated November 16, 2015, by and between the Registrant and Chip Perry.		X	10-K	10.31	March 10, 2016

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.33#	Employment Agreement, dated June 30, 2015, by and between the Registrant and Neeraj Gunsagar.	X
10.34#	Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.	X
10.35#	Amendment to Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.	X
10.36#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.	X
21.1	List of Subsidiaries of the Registrant.		X	S-1	21.1	April 4, 2014
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

# Indicates a management contract or compensatory plan.
+ Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on March 1, 2017.

TRUECAR, INC.
By:	/s/ Chip Perry
Chip Perry
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Guthrie, Jeff Swart and John Pierantoni, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chip Perry	President and Chief Executive Officer	March 1, 2017
Chip Perry	(Principal Executive Officer)

/s/ Michael Guthrie	Chief Financial Officer	March 1, 2017
Michael Guthrie	(Principal Financial Officer)

/s/ John Pierantoni	Chief Accounting Officer	March 1, 2017
John Pierantoni	(Principal Accounting Officer)

/s/ Abhishek Agrawal	Director	March 1, 2017
Abhishek Agrawal

/s/ Robert Buce	Director	March 1, 2017
Robert Buce

/s/ Christopher Claus	Director	March 1, 2017
Christopher Claus

/s/ Steven Dietz	Director	March 1, 2017
Steven Dietz

/s/ John Krafcik	Director	March 1, 2017
John Krafcik

/s/ Erin Lantz	Director	March 1, 2017
Erin Lantz

/s/ Wesley Nichols	Director	March 1, 2017
Wesley Nichols

/s/ Ion Yadigaroglu	Director	March 1, 2017
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TrueCar, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 1, 2017

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$107,721	$112,371
Accounts receivable, net of allowances of $2,600 and $2,720 at December 31, 2016 and 2015, respectively (includes related party receivables of $393 and $328 at December 31, 2016 and 2015, respectively)	36,867	33,761
Prepaid expenses	6,044	6,048
Other current assets	2,278	779
Total current assets	152,910	152,959
Property and equipment, net	66,941	71,390
Goodwill	53,270	53,270
Intangible assets, net	19,774	23,815
Other assets	1,553	940
Total assets	$294,448	$302,374
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $2,925 and $7,490 at December 31, 2016 and 2015, respectively)	$13,827	$18,880
Accrued employee expenses	8,951	7,799
Accrued expenses and other current liabilities (includes related party accrued expenses of $992 and $318 at December 31, 2016 and 2015, respectively)	12,583	12,425
Total current liabilities	35,361	39,104
Deferred tax liabilities	2,994	2,413
Lease financing obligation, net of current portion	28,833	26,987
Other liabilities	2,679	1,178
Total liabilities	69,867	69,682
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2016 and 2015, respectively; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2016 and 2015, respectively; 86,159,527 and 83,016,735 shares issued and outstanding at December 31, 2016 and 2015, respectively	9	8
Additional paid-in capital	542,807	508,584
Accumulated deficit	(318,235)	(275,900)
Total stockholders’ equity	224,581	232,692
Total liabilities and stockholders’ equity	$294,448	$302,374

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended
	December 31,
	2016	2015	2014
Revenues	$277,507	$259,838	$206,649
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party expenses of $0, $0, and $405 for 2016, 2015, and 2014, respectively)	25,167	23,657	17,513
Sales and marketing (includes related party expenses of $13,910, $20,852, and $19,443, for the years ended December 31, 2016, 2015, and 2014, respectively)	154,406	151,002	128,569
Technology and development	53,580	48,021	36,563
General and administrative	59,908	83,494	58,296
Depreciation and amortization	23,345	17,646	13,213
Total costs and operating expenses	316,406	323,820	254,154
Loss from operations	(38,899)	(63,982)	(47,505)
Interest income	376	107	59
Interest expense	(2,530)	(443)	(380)
Other income	—	13	37
Loss before provision for income taxes	(41,053)	(64,305)	(47,789)
Provision for income taxes	655	606	640
Net loss	$(41,708)	$(64,911)	$(48,429)
Net loss per share, basic and diluted	$(0.49)	$(0.79)	$(0.68)
Weighted average common shares outstanding, basic and diluted	84,483	81,914	70,837
Other comprehensive loss:
Comprehensive loss	$(41,708)	$(64,911)	$(48,429)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock			Notes Receivable from Related Parties	Accumulated deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2013	59,955,343	$6	$275,803	$(1,069)	$(162,560)	$112,180
Net loss	—	—	—	—	(48,429)	(48,429)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	8,941,250	1	69,150	—	—	69,151
Conversion of Series A convertible preferred stock in connection with initial public offering	2,857,143	—	29,224	—	—	29,224
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,960,390	—	30,762	—	—	30,762
Stock-based compensation	—	—	30,582	—	—	30,582
Issuance of warrants in connection with marketing agreements	—	—	9,861	—	—	9,861
Exercise of warrants to purchase common stock	3,357,867	1	9,460	—	—	9,461
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,739,776	—	5,313	—	—	5,313
Recovery of short swing profits	—	—	14	—	—	14
Imputed interest on notes receivable	—	—	10	—	—	10
Interest income on notes receivable	—	—	—	(3)	—	(3)
Repayment of notes receivable	—	—	—	1,072	—	1,072
Balance at December 31, 2014	79,811,769	$8	$460,179	$—	$(210,989)	$249,198
Net loss	—	—	—	—	(64,911)	(64,911)
Stock-based compensation	—	—	43,888	—	—	43,888
Repurchase of common stock awards	—	—	(100)	—	—	(100)
Issuance of warrants and change in fair value of unvested warrants related to marketing agreements	—	—	(803)	—	—	(803)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,245,290	—	5,420	—	—	5,420
Balance at December 31, 2015	83,016,735	$8	$508,584	$—	$(275,900)	$232,692
Cumulative-effect of accounting change adopted as of January 1, 2016	—	—	627	—	(627)	—
Net loss	—	—	—	—	(41,708)	(41,708)
Stock-based compensation	—	—	25,751	—	—	25,751
Issuance of warrants relating to marketing agreements	—	—	46	—	—	46
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,142,792	1	7,799	—	—	7,800
Balance at December 31, 2016	86,159,527	$9	$542,807	$—	$(318,235)	$224,581

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(41,708)	$(64,911)	$(48,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,169	17,267	12,979
Deferred income taxes	581	581	577
Bad debt expense and other reserves	1,285	925	300
Stock-based compensation	24,739	42,563	29,333
Common stock warrant expense (benefit)	46	(803)	9,861
Non-cash interest expense on lease financing obligation	396	—	—
Imputed interest on notes receivable	—	—	(3)
Interest income on notes receivable	—	—	(4)
Accretion of beneficial conversion feature on convertible notes payable and discount on revolving line of credit	—	—	236
Write-off and loss on disposal of fixed assets	474	1,631	233
Changes in operating assets and liabilities:
Accounts receivable	(4,391)	(5,938)	(10,372)
Prepaid expenses	4	(855)	(1,643)
Other current assets	(846)	1,087	(1,316)
Other assets	(613)	(458)	(26)
Accounts payable	(4,552)	5,312	3,399
Accrued employee expenses	1,152	(6,510)	3,883
Accrued expenses and other liabilities	1,531	(1,781)	4,253
Other liabilities	1,501	521	(157)
Net cash provided by (used in) operating activities	2,768	(11,369)	3,104
Cash flows from investing activities
Change in restricted cash	—	—	2,000
Purchase of property and equipment	(16,639)	(29,836)	(15,531)
Purchase of intangible assets	—	—	(365)
Notes receivable from related parties	—	—	(60)
Repayment of notes receivable from related parties	—	—	4,133
Net cash used in investing activities	(16,639)	(29,836)	(9,823)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	—	69,702
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	—	—	30,950
Proceeds from short swing profits	—	—	14
Proceeds from borrowings under credit agreement	—	—	5,000
Repayments under credit agreement	—	—	(10,000)
Repurchase of common stock option awards	(100)	—	—
Proceeds from exercise of common stock options	9,112	6,328	5,851
Taxes paid related to net share settlement of equity awards	(1,312)	(908)	(539)
Proceeds from exercise of warrants	—	—	9,461
Proceeds from financing obligation drawdown	1,521	622	—
Payments for lease financing obligation	—	(5)	—
Net cash provided by financing activities	9,221	6,037	110,439
Net (decrease) increase in cash and cash equivalents	(4,650)	(35,168)	103,720
Cash and cash equivalents at beginning of period	112,371	147,539	43,819
Cash and cash equivalents at end of period	$107,721	$112,371	$147,539
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,133	$617	$139
Income taxes	82	48	20
Supplemental disclosures of non-cash activities
Conversion of Series A convertible preferred stock in connection with initial public offering	—	—	29,224
Initial public offering costs paid in the prior year	—	—	551
Stock-based compensation capitalized for software development	1,012	1,325	1,249
Recognition of leased facility asset and lease financing obligation	—	23,683	6,591
Accrued offering costs included in accounts payable and accrued expenses	—	—	(188)
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,078	1,635	795

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2016, 2015, and 2014, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
The following table summarizes the Company's assets at fair value on a recurring basis at December 31, 2016 and 2015 by level within the fair value hierarchy. There were no liabilities measure at fair value on a recurring basis at December 31, 2016 and 2015. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2016				At December 31, 2015
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$107,721	$—	$—	$107,721	$112,131	$—	$—	$112,131
Total Assets	$107,721	$—	$—	$107,721	$112,131	$—	$—	$112,131

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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, one customer accounted for approximately 13% of the accounts receivable balance. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2015.
The Company’s single largest source of unique visitors and unit sales from affinity group marketing partners comes from its relationship with United Services Automobile Association (“USAA”), a related party (Note 12). Changes in the Company’s relationship with USAA and its promotion and marketing of the Company’s Auto Buying Programs may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
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
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowances, at beginning of period	$2,720	$2,069	$2,184
Charged as a reduction of revenue	7,042	6,716	4,797
Charged to bad debt expense in general and administrative expenses	1,285	925	373
Write-offs, net of recoveries	(8,447)	(6,990)	(5,285)
Allowances, at end of period	$2,600	$2,720	$2,069

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Software and Website Development Costs
The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Computer software development costs and website development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include certain employee related expenses, including salaries, bonuses, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the consolidated balance sheets.
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
At December 31, 2016 and 2015, capitalized software costs were $55.7 million and $43.9 million, respectively, before accumulated amortization of $35.3 million and $20.6 million, respectively. During the years ended December 31, 2016 and 2015, the Company wrote off capitalized software costs of $0.3 million and $1.2 million, respectively, relating to the Company's decision to abandon additional development activities relating to specific software projects. As these capitalized assets had never been placed in service, the write-off was recorded in technology and development expense and there was no accumulated amortization and no acceleration of amortization. During 2016, the Company recorded accelerated amortization of $2.1 million related to software assets that were determined to have shortened useful lives due to upgrades to the Company's technology infrastructure. During 2014, the Company wrote off capitalized software costs that were previously placed in service and no longer in use of $0.3 million and accumulated amortization of $0.1 million, which resulted in acceleration of amortization of $0.2 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Expected amortization expense with respect to capitalized software costs at December 31, 2016 for each of the three years through December 31, 2019 is as follows (in thousands):

Years ended December 31,
2017	$12,438
2018	5,931
2019	2,024
2020	23
Total amortization expense	$20,416

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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges recorded on the Company’s long-lived assets.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company tests for goodwill impairment annually at December 31. During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges recorded on goodwill. In 2016, the Company qualitatively assessed whether it was more likely than not that the respective fair values of its reporting units are less than their carrying amounts, including goodwill. Based on the assessment of the qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts. As such, performing the first step of the two-step impairment test was unnecessary. In 2015, the Company conducted a quantitative goodwill assessment of its reporting units. The fair value of the reporting units exceeded their respective carrying values and accordingly, the Company concluded there was no impairment of its goodwill.
Revenue Recognition
The Company recognizes revenue, net of sales allowances, when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. Deferred revenue is recognized on the accompanying consolidated balance sheets when payments are received in advance of the Company meeting all of the revenue recognition criteria described above. The Company recorded deferred revenue (included in other accrued expenses) of $0.5 million at December 31, 2016 and 2015.
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
The Company also recognizes revenue from dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are cancellable by the dealer or the Company at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of the Company’s platform by the dealer. For flat rate subscription arrangements, the Company recognizes the fees as revenue over the subscription period on a straight line basis which

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

corresponds to the period that the Company is providing the dealer access to the Auto Buying Program. Under guaranteed sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees. Certain of our subscription arrangements are charged based on volume of introductions provided while other introduction based subscription arrangements operate under a guaranteed introduction model. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, the Company recognizes revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through the Auto Buying Program during the subscription period multiplied by the contracted price-per-sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to the Company’s customers. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statement of comprehensive loss.
Sales and Marketing
Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs, affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them.
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $70.7 million, $79.6 million, and $58.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Prepaid expenses include prepaid media costs of $1.6 million and $1.8 million at December 31, 2016 and 2015, respectively. Accrued marketing and advertising expenses were $2.1 million and $2.0 million at December 31, 2016 and 2015, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheet.
Technology and Development
Technology and development expenses consist primarily of employee related expenses for technology and development staff, including salaries, benefits, bonuses, severance, and stock-based compensation; the cost of certain third-party service providers; and facilities costs. Technology and development expenses are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of employee related expenses for administrative, legal, finance, and human resource staffs, including salaries, benefits, bonuses, severance, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; lease exit charges, and facilities costs.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision in the accompanying statements of comprehensive loss.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and consists of net loss and unrealized gains on marketable securities. For the years ended December 31, 2016, 2015 and 2014, the Company had no other comprehensive income (loss) items and accordingly, net loss equaled comprehensive loss.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued new guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption is permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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

With this adoption, the Company recognized $18.0 million of accumulated excess tax benefits as deferred tax assets that under previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. However, given the full valuation allowance placed on the additional $18.0 million of deferred tax assets, the recognition upon adoption had no impact upon the accumulated deficit as of January 1, 2016.

Also with this adoption, the Company elected to account for forfeitures when they occur instead of estimating the expected forfeiture rate. Adoption of this provision resulted in a cumulative effect adjustment as of January 1, 2016 to increase accumulated deficit by $0.6 million.

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding business combinations to simplify measurement-period adjustments. Under this guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction for the associated debt liability. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures, if required. The guidance is effective for annual reporting periods ending after December 15, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment, net
Property and equipment consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Computer equipment, software, and internally developed software	$65,973	$53,862
Furniture and fixtures	3,705	3,575
Leasehold improvements	6,067	4,410
Capitalized facility leases	39,302	39,154
	115,047	101,001
Less: Accumulated depreciation	(48,106)	(29,611)
Total property and equipment, net	$66,941	$71,390

The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the "Premises") as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at December 31, 2016 and 2015, the Company has capitalized $39.3 million and $39.2 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the buildings. For the year ended December 31, 2015, the Company capitalized approximately $2.0 million of interest costs related to the Premises. No interest costs related to the Premises were capitalized for the years ended December 31, 2016 and 2014. At December 31, 2016 and 2015, the Company had recorded accumulated amortization of $1.2 million and $0.2 million for capitalized facility leases. Additionally, at December 31, 2016 and 2015, the Company recognized a corresponding lease financing obligation of approximately $30.9 million and $28.9 million, respectively. Refer to Note 6 for additional information.
Included in the table above are property and equipment of $4.3 million and $5.3 million as of December 31, 2016 and 2015, respectively, which are capitalizable, but had not yet been placed in service. The $4.3 million and $5.3 million balances at December 31, 2016 and 2015, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $19.3 million, $13.5 million and $8.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Amortization of internal use capitalized software development costs was $14.7 million, $8.8 million and $5.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Amortization of capitalized facility leases was $1.0 million and $0.2 million for the years ended December 31, 2016 and 2015.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets
Intangible assets consisted of the following at December 31, 2016 and December 31, 2015 (in thousands, except years):

	At December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(16,876)	$14,214
Customer relationships	6,300	(3,925)	2,375
Tradenames	4,900	(1,715)	3,185
Total	$42,290	$(22,516)	$19,774

	At December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(13,835)	$17,255
Customer relationships	6,300	(3,252)	3,048
Tradenames	4,900	(1,388)	3,512
Total	$42,290	$(18,475)	$23,815

Amortization expense by asset type for the years ended December 31, 2016, 2015, and 2014 is shown below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Acquired technology and domain name	$3,041	$3,047	$3,164
Customer relationships	673	760	760
Trade names	327	327	327
Total amortization	$4,041	$4,134	$4,251

Expected amortization expense with respect to intangible assets at December 31, 2016 for each of the five years through December 31, 2021 and thereafter is as follows (in thousands):

Years ended December 31,
2017	$3,862
2018	3,861
2019	3,791
2020	3,787
2021	2,922
Thereafter	1,551
Total amortization expense	$19,774

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Credit Facility
In February 2015, the Company entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with the same financial institution with which the Company had previous credit arrangements, effective as of February 18, 2015, for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.
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

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA minus cash income taxes to our cash interest payments plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At December 31, 2016 and 2015, the Company was in compliance with the financial covenants.

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

At December 31, 2016 and 2015, the Company had no outstanding amounts under the credit facility. At December 31, 2016 and 2015, the amounts available were $30.7 million and $30.4 million, respectively, reduced for letters of credit issued and outstanding under the subfacility of $4.3 million and $4.6 million, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies
Office Lease Commitments
At December 31, 2016, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030. At December 31, 2016, future minimum payments for obligations under non-cancellable lease obligations, and related sublease income, are as follows (in thousands):

Years ended December 31,	Lease Commitments	Sublease Income
2017	$9,749	$(1,494)
2018	10,134	(1,827)
2019	10,426	(1,668)
2020	9,415	(1,091)
2021	7,863	—
Thereafter	39,657	—
Total minimum lease payments	$87,244	$(6,080)

The Company recorded rent expense, net of sublease income, of $7.4 million, $6.3 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
San Francisco Office Lease
In May 2014, the Company entered into a facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014 of $7.0 million. The remaining future minimum lease commitments as of December 31, 2016 are included in the table above. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in "Property and equipment, net" and a corresponding liability in "Lease financing obligations" on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2016 and 2015, the Company has capitalized $8.7 million and $8.5 million, respectively, in "Property and equipment, net" and a corresponding current and non-current lease financing obligation of $6.8 million.
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
Santa Monica Office Lease
In July 2014, the Company entered into a facility lease in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over fifteen years, beginning in January 2015, of $36.0 million. The remaining future minimum lease commitments as of December 31, 2016 are included in the future minimum lease payments table above. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company had concluded that it was deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2016 and 2015, the Company has capitalized $30.6 million and $30.4 million, respectively, in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $24.0 million and $22.1 million, respectively.
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
Austin Office Lease
In May 2016, the Company entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease commenced in February 2017 and has a ten-year term. The Company has the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is approximately $9.9 million.

Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred when it no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss. In 2016, the Company updated its estimates of sublease rental income for the spaces exited in December 2015 and recorded an additional $3.1 million in lease exit costs. Due to a deterioration in the local commercial real estate market, the Company now expects both a longer period of time to sublease the spaces as well as lower rental rates than originally estimated in the fourth quarter of 2015. The Company does not expect to incur significant additional charges in future periods related to these exits.

The following table presents a roll forward of the lease exit liability for the years ended December 31, 2016 and 2015 (in thousands):

Lease Exit Costs
Accrual at December 31, 2014	$—
Expense	2,232
Cash Payments	(244)
Accrual at December 31, 2015	$1,988
Expense	3,065
Cash Payments	(2,396)
Accrual at December 31, 2016	$2,657

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The litigation is currently in the discovery phase. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of December 31, 2016, as we do not believe a loss is probable or reasonably estimable.
On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and is currently scheduled for trial in August 2017. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2016, as the Company does not believe a loss is probable or reasonably estimable.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery may proceed regarding matters related to class certification only at this time. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2016, as the Company does not believe a loss is probable or reasonably estimable.

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
In December 2015, pursuant to an executed separation agreement with the Company's former CEO, the Company will pay its former CEO: (i) a 2015 bonus of $0.1 million; (ii) severance of approximately $0.5 million to be paid in approximately equal semi-monthly payments through December 31, 2016; and (iii) an annual fee of $0.1 million for limited advisory services to the Company during the period from his termination date to May 2018. Additionally, the Company will continue to provide its former CEO health insurance benefits through the end of May 2018. For the year ended December 31, 2015, the Company recorded as severance costs of $0.9 million in general and administrative expenses in the Company's consolidated statements of comprehensive loss for these obligations to the former CEO. At December 31, 2015, the remaining severance liability related to the former CEO was $0.9 million. At December 31, 2016, the remaining severance liability related to the former CEO was $0.2 million and is included in the table below.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2015, in addition to its former CEO, the Company incurred severance costs totaling $2.5 million for several executive-level employees who terminated their employment during the period. Of the total, the Company recorded $0.4 million in sales and marketing, $0.4 million in technology and development and $1.7 million in general and administrative expenses in the Company's consolidated statements of comprehensive loss during the year ended December 31, 2015. At December 31, 2015, the remaining severance liability related to these former executive-level employees was $1.9 million. At December 31, 2016, there was no remaining severance liability related to these former executive-level employees.
For the year ended December 31, 2016, the Company incurred severance costs totaling $1.8 million related to an executive who terminated during the year, and several other employees whose terminations related to a reorganization of the Company's product and technology teams. The reorganization of the Company's product and technology teams was necessary to better align the Company's resources during its transition from multiple software platforms to a unified architecture. Of the total severance costs, the Company recorded $1.3 million in technology and development and $0.5 million in sales and marketing in the Company's consolidated statements of comprehensive loss for the year ended December 31, 2016. At December 31, 2016, the remaining severance liability related to these severance costs was $0.2 million and is included in the table below.
The following table presents a roll forward of this severance liability for the years ended December 31, 2016 and 2015:

Executive Severance and Reorganization Costs
Accrual at December 31, 2014	$—
Severance Costs	3,732
Cash Payments	(929)
Accrual at December 31, 2015	$2,803
Severance Costs	1,783
Cash Payments	(4,215)
Accrual at December 31, 2016	$371
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At December 31, 2016 and 2015, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.
Software Subscription License Agreement
In August 2014, the Company entered into an agreement to purchase a perpetual software subscription license totaling $4.9 million, which was fully paid in the third quarter of 2014. In addition to the software license agreement, the Company purchased a support services package for a three year term totaling $2.4 million payable quarterly. The remaining future commitments for the support services package at December 31, 2016 are included in the purchase obligations table below.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchase Obligations

At December 31, 2016, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$7,037	$3,994	$3,043	$—	$—

Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2016. Purchase obligations exclude agreements that are cancelable without penalty.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Stockholders’ Equity
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In May 2014, the Company and USAA agreed to an extension of the affinity group marketing agreement. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity group marketing program (Note 12).
For the years ended December 31, 2016, 2015 and 2014, the Company recognized expense of $0.1 million, $0.2 million and $5.7 million related to warrants to purchase 10,666 shares, 71,330 shares, and 631,449 shares of common stock that have been earned and are vested, respectively. The fair value of the warrants was based on the following assumptions using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016			2015			2014
Risk-free interest rate	1.13%	to	1.98%	1.51%	to	2.03%	0.02%	to	2.33%
Contractual life (years)	5.3	to	6.3	6.3	to	7.2	0.3	to	8.0
Expected volatility	46.7%	to	48.8%	47.8%	to	54.2%	48.5%	to	57.5%
Dividend yield	—			—			—
Warrants to purchase 3,265,168 shares of the Company’s common stock earned from agreements entered into prior to May 2014 were exercised in connection with the Company’s IPO in May 2014 for an aggregate purchase price of $9.5 million.
At December 31, 2016, there were 509,642 warrants that were earned and outstanding with an additional 949,337 remaining warrants that is available for issuance upon achievement of minimum performance milestones.
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
For the year ended December 31, 2014, the Company recognized expense of $2.3 million related to 343,665 warrants earned. The expense has been reflected as sales and marketing expense on the accompanying consolidated statements of comprehensive loss.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Warrants Issued to Financial Institution
On August 29, 2013, the Company issued warrants to purchase 66,666 shares of TrueCar’s common stock at an exercise of $7.92 per share to a financial institution with which the Company had previous credit arrangements with. The warrants were issued pursuant to a warrant agreement that the Company had previously entered into in connection with the execution of a credit facility. The warrants were immediately issued and vested upon drawing on the credit facility and expire on the earlier of June 13, 2022, or an acquisition of the Company consisting solely of cash and or marketable securities.
In June 2014, warrants to purchase 66,666 shares of the Company’s common stock were exercised through a net settlement election. The Company issued 27,526 shares of its common stock to the financial institution.
Warrants Issued to Service Provider
In May 2014, the Company entered into a consulting agreement with an individual to provide marketing services to the Company. The Company agreed to issue a warrant to the individual to purchase up to 333,333 shares of the Company’s common stock at a price of $12.81 per share. All shares under the warrant agreement become exercisable in accordance with the vesting schedule over a four year period. The warrant expires five years from the issuance date or, if earlier, twelve months following the termination of the consulting agreement. In December 2015, the Company terminated the consulting agreement and the unvested warrants to purchase an aggregate of 187,500 shares of common stock were canceled. Upon termination, 145,833 of the warrants had vested and were outstanding at December 31, 2015. The warrant expired unexercised in December 2016.
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
For the year ended December 31, 2015, the Company recorded a reduction in warrant expense of $1.0 million due to the remeasurement to fair value of the unvested shares through the vesting date, which was primarily related to the reduction in the Company's stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. For the year ended December 31, 2015, warrants earned under this agreement totaled 112,500 shares. For the year ended December 31, 2014, the Company recognized expense of $1.7 million related to warrants to purchase 33,333 shares of common stock that have been earned and are vested.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s stock option plan.
The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2016 is as follows:

Number of Shares
Outstanding stock options	24,541,512
Outstanding restricted stock units	4,339,320
Outstanding common stock warrants	1,458,979
Additional shares available for grant under equity plan	3,254,115
Total	33,593,926

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the "Inducement Plan"). In connection with the Company’s IPO in May 2014, the 2005 Plan and the 2008 Plan were terminated. Upon the Company's IPO in May 2014, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (i) 10,000,000 shares; (ii) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or, (iii) such other amount as determined by the Company’s Board of Directors. As of December 31, 2016, the total number of shares available under the 2014 Plan is 3,254,115 shares. In accordance with the evergreen provision, effective January 1, 2017, an additional 4,307,976 shares of common stock was authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company's new president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company's common stock under the Inducement Plan that vest over a four year period and expire ten years from the date of grant. There are no shares available for future issuance as of December 31, 2015 under the Inducement Plan.
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
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2016 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2015	24,277,901	$8.12	5.62
Granted	4,812,332	9.56
Exercised	(1,911,723)	4.77
Canceled/forfeited	(2,636,998)	11.54
Outstanding at December 31, 2016	24,541,512	$8.29	5.49	$110.5
Vested and expected to vest at December 31, 2016	24,541,512	$8.29	5.49	$110.5
Exercisable at December 31, 2016	16,700,882	$7.56	3.94	$86.8

(1)	The aggregate intrinsic value represents the excess of the closing price of the Company's common stock of $12.50 on December 31, 2016 over the exercise price of in-the-money stock option awards.

At December 31, 2016, total remaining stock-based compensation expense for unvested option awards, including performance-based stock option awards, was $33.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2016, 2015 and 2014 was $4.50, $4.76 and $6.32, respectively. The Company recorded stock-based compensation expense for stock option awards of $14.8 million, $34.0 million and $27.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
The total intrinsic value of options exercised in 2016, 2015 and 2014 was $8.5 million, $19.2 million, and $57.1 million, respectively.
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
The grant date fair values of these awards for the year ended December 31, 2014 was $20.1 million as determined using a Black-Scholes option-pricing model. The Company recognizes compensation cost for stock options with performance conditions using a graded vesting model, based on the probability of the performance condition being met, net of actual pre-vesting forfeitures.
Restricted Stock Units
Activity in connection with restricted stock units (“RSUs”) is as follows for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2015	3,747,340	$8.18
Granted	2,711,392	7.37
Vested	(1,370,672)	8.06
Canceled/forfeited	(748,740)	7.38
Non-vested — December 31, 2016	4,339,320	$7.85

The total fair market value of restricted stock units that vested for the years ended December 31, 2016, 2015, 2014 was $11.8 million, $6.5 million, and $0.3 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2016, 2015, and 2014 was $7.37, $8.17, and $12.35, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company recorded $9.9 million, $8.6 million, and $2.0 million in compensation expense, respectively. At December 31, 2016, total remaining stock-based compensation expense for non-vested RSUs is $30.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
Modifications
In November 2015, the Compensation Committee of the Board of Directors authorized the modification of equity awards in connection with the separation of the Company's former CEO. In accordance with the terms of the separation agreement, the Company

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

paid $0.1 million for the surrender and cancellation of options the former CEO holds to purchase 1,333,332 shares of the Company’s common stock with a weighted-average exercise price of $45.00. Additionally, under a limited advisory services arrangement, the former CEO will also continue to vest in his remaining options, covering 1,401,553 shares, and 154,088 remaining restricted stock units until May 2018. Although these awards continue to vest, no substantive additional service is required by the former CEO. As a result of this modification, the Company recognized $7.7 million in additional stock-based compensation expense for the year ended December 31, 2015.
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
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.32%	1.66%	1.93%
Expected term (years)	5.96	6.03	6.24
Expected volatility	49%	49%	58%
Dividend yield	—	—	—

As a result of the Company's early adoption of the revised share-based payment guidance in 2016, forfeitures are recognized as they occur. Prior to the adoption of this guidance, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company recorded stock-based compensation cost relating to stock options, restricted stock awards, and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$960	$792	$454
Sales and marketing	5,837	4,493	4,743
Technology and development	4,398	4,294	5,013
General and administrative	13,544	32,984	19,123
Total stock-based compensation expense	24,739	42,563	29,333
Amount capitalized to internal-use software	1,012	1,325	1,249
Total stock-based compensation cost	$25,751	$43,888	$30,582

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes
The components of the Company’s income tax provision are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	74	25	63
Total current provision	74	25	63
Deferred:
Federal	547	547	540
State	34	34	37
Total deferred provision	581	581	577
Total income tax provision	$655	$606	$640

As described below, the Company has established a valuation allowance against its net deferred tax assets as the Company has determined that it is more likely than not that the deferred tax assets will not be realized. The Company’s 2016, 2015, and 2014 income tax provisions of $0.7 million, $0.6 million, and $0.6 million, respectively, primarily reflect the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
The overall effective income tax rate differs from the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax benefit based on the federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.2	2.4	2.0
Nondeductible expenses	(1.7)	(0.3)	(0.7)
Change in valuation allowance	(33.0)	(30.7)	(34.7)
Stock-based compensation	(4.1)	(6.4)	(2.0)
Other	—	0.1	0.1
Overall effective income tax rate	(1.6)%	(0.9)%	(1.3)%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$95,342	$66,340
Stock-based compensation	25,278	24,192
Accrued expenses	3,338	4,016
Research and development tax credits	543	543
Other	371	306
Gross deferred tax assets	124,872	95,397
Valuation allowance	(115,689)	(84,167)
Net deferred tax assets	9,183	11,230
Deferred tax liabilities:
Property, equipment and software	(5,424)	(6,734)
Intangible assets and goodwill	(6,753)	(6,909)
Gross deferred tax liabilities	(12,177)	(13,643)
Total net deferred tax liabilities	$(2,994)	$(2,413)

The federal benefit related to the state tax effect of each type of temporary difference and carryforward is presented within each component of deferred tax assets and liabilities as shown in the chart above as of December 31, 2016 and December 31, 2015, respectively.  This is a change in presentation from the prior year income tax footnote as the federal benefit related to the state tax effect of each type of temporary difference and carryforward was presented within one component titled “State taxes”.

The net deferred tax liability at December 31, 2016 and 2015 relates to amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2016, the Company had federal and state net operating loss carryforwards of $250.2 million and $176.5 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2017, respectively. At December 31, 2016, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2016, a valuation allowance of $115.7 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Valuation allowance, at beginning of year	$84,167	$64,449	$47,858
Increase in valuation allowance- share-based compensation guidance impact	17,959	—	—
Valuation allowance, at beginning of year, as adjusted	$102,126	$64,449	$47,858
Increase in valuation allowance	13,563	19,718	16,591
Valuation allowance, at end of year	$115,689	$84,167	$64,449

As described in Note 2, the Company early adopted the new share-based compensation guidance during the third quarter of 2016. The adoption of this guidance had no impact on either accumulated deficit as of January 1, 2016 or 2016 income tax expense as the Company believes that it is more likely than not that the excess tax benefits recognized as deferred tax assets due to the adoption of this guidance will not be realized. Therefore the Company has recorded a full valuation allowance against these excess tax benefits.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit, beginning of year	$3	$46	$(4)
Additions based on current year tax positions	—	—	21
Additions for prior years' tax positions	—	—	29
Settlements with tax authorities	—	(13)	—
Reductions for prior years' tax positions	—	(30)	—
Unrecognized tax benefit, end of year	$3	$3	$46

Since there is a full valuation allowance recorded against the deferred tax assets, any subsequent reductions of the valuation allowance and recognition of the associated tax benefit would impact the effective tax rate.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2016, accrued interest and penalties related to uncertain tax positions were insignificant. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS”) and various state taxing authorities. The Company is currently under state tax examination for the 2013 and 2014 tax years. The Company does not anticipate that this pending tax examination will result in a material tax assessment.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(41,708)	$(64,911)	$(48,429)
Weighted-average common shares outstanding	84,483	81,914	70,837
Net loss per share — basic and diluted	$(0.49)	$(0.79)	$(0.68)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Options to purchase common stock	24,542	24,278	25,590
Common stock warrants	1,459	1,631	3,926
Unvested restricted stock awards	4,339	3,747	828
Total shares excluded from net loss per share attributable to common stockholders	30,340	29,656	30,344

11. Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $2.1 million, $1.7 million and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions
Transactions with Stockholders
In October 2011, as part of the acquisition of ALG, the Company entered into various data licensing and transition services agreements with Dealertrack, a former significant stockholder of the Company. In the first quarter of 2014, Dealertrack divested its holdings in the Company and was no longer a related party. Costs under these agreements included in cost of revenue were $0.4 million for the year ended December 31, 2014.
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the years ended December 31, 2015 and 2014, the Company recorded sales and marketing expense of $6.8 million and $4.2 million, respectively, for expenses paid to this marketing firm.
Transactions with USAA
USAA is the largest stockholder and most significant affinity marketing partner of the Company. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at December 31, 2016 and 2015 of $0.4 million and $0.3 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2016 and 2015 of $3.9 million and $7.8 million, respectively. At December 31, 2016 and 2015 $2.9 million and $7.5 million was included in accounts payable, respectively, while $1.0 million and $0.3 million was included in accrued expenses and other current liabilities, respectively. The Company recorded sales and marketing expense of $13.9 million, $14.0 million, and $15.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 7).

13. Revenue Information
The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue. The following table presents the Company's revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Transaction revenue	$259,516	$241,395	$189,353
Forecasts, consulting and other revenue	17,991	18,443	17,296
Total revenues	$277,507	$259,838	$206,649