Form 10-Q
period 2017-03-31
TrueCar, Inc.
filed 2017-05-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 2, 2017, 92,888,548 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to grow revenue, scale our business, generate cash flow, our mission and ability to achieve, and maintain, future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our expectations regarding the automotive trade-in pilot with a large vehicle wholesaler;

•
our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, including an automotive trade-in product offering, and our ability to successfully monetize them;

•	maintaining and expanding our customer base in key geographies, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact of seasonality on our business;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate recent additions to our management team;

•	our continuing ability to provide customers access to our products and services and the impact of any failure of our solution innovations;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$114,518	$107,721
Accounts receivable, net of allowances of $2,614 and $2,600 at March 31, 2017 and December 31, 2016, respectively (includes related party receivables of $249 and $393 at March 31, 2017 and December 31, 2016, respectively)	35,862	36,867
Prepaid expenses	7,200	6,044
Other current assets	8,946	2,278
Total current assets	166,526	152,910
Property and equipment, net	68,542	66,941
Goodwill	53,270	53,270
Intangible assets, net	18,809	19,774
Other assets	1,679	1,553
Total assets	$308,826	$294,448
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,345 and $2,925 at March 31, 2017 and December 31, 2016, respectively)	$10,617	$13,827
Accrued employee expenses	17,379	8,951
Accrued expenses and other current liabilities (includes related party accrued expenses of $2,899 and $992 at March 31, 2017 and December 31, 2016, respectively)	14,762	12,583
Total current liabilities	42,758	35,361
Deferred tax liabilities	3,101	2,994
Lease financing obligations, net of current portion	28,995	28,833
Other liabilities	2,405	2,679
Total liabilities	77,259	69,867
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2017 and December 31, 2016; 89,098,426 and 86,159,527 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9	9
Additional paid-in capital	556,588	542,807
Accumulated deficit	(325,030)	(318,235)
Total stockholders’ equity	231,567	224,581
Total liabilities and stockholders’ equity	$308,826	$294,448
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$75,757	$61,860
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,392	6,225
Sales and marketing (includes related party expenses of $4,056 and $3,301 for the three months ended March 31, 2017 and 2016, respectively)	42,182	32,111
Technology and development	13,629	13,140
General and administrative	13,628	15,496
Depreciation and amortization	6,084	5,904
Total costs and operating expenses	81,915	72,876
Loss from operations	(6,158)	(11,016)
Interest income	133	93
Interest expense	(649)	(608)
Loss before provision for income taxes	(6,674)	(11,531)
Provision for income taxes	121	136
Net loss	$(6,795)	$(11,667)

Net loss per share, basic and diluted	$(0.08)	$(0.14)
Weighted average common shares outstanding, basic and diluted	86,783	83,462
Other comprehensive loss:
Comprehensive loss	$(6,795)	$(11,667)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(6,795)	(6,795)
Stock-based compensation	—	—	6,125	—	6,125
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,938,899	—	7,656	—	7,656
Balance at March 31, 2017	89,098,426	$9	$556,588	$(325,030)	$231,567
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,795)	$(11,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,079	5,902
Deferred income taxes	107	125
Bad debt expense and other reserves	412	384
Stock-based compensation	5,907	5,892
Non-cash interest expense on lease financing obligation	172	158
Write-off and loss on disposal of fixed assets	35	258
Changes in operating assets and liabilities:
Accounts receivable	593	3,471
Prepaid expenses	(1,156)	920
Other current assets	(6,702)	173
Other assets	(126)	(2)
Accounts payable	(3,313)	(6,058)
Accrued employee expenses	7,973	(708)
Accrued expenses and other liabilities	2,105	708
Other liabilities	(274)	(46)
Net cash used in operating activities	5,017	(490)
Cash flows from investing activities
Purchase of property and equipment	(5,473)	(6,308)
Net cash used in investing activities	(5,473)	(6,308)
Cash flows from financing activities
Repurchase of common stock option awards	—	(100)
Proceeds from exercise of common stock options	7,730	659
Taxes paid related to net share settlement of equity awards	(477)	(161)
Net cash provided by financing activities	7,253	398
Net decrease in cash and cash equivalents	6,797	(6,400)
Cash and cash equivalents at beginning of period	107,721	112,371
Cash and cash equivalents at end of period	$114,518	$105,971
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	218	245
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,488	216
Proceeds receivable from exercise of stock options included in other current assets	615	—
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	212	—
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 1, 2017.
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
In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued new guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2017		At December 31, 2016
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$114,511	$114,511	$107,721	$107,721
Total Assets	$114,511	$114,511	$107,721	$107,721

4.	Property and Equipment, net
Property and equipment consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Computer equipment, software, and internally developed software	$70,546	$65,973
Furniture and fixtures	4,807	3,705
Leasehold improvements	7,428	6,067
Capitalized facility leases	39,302	39,302
	122,083	115,047
Less: Accumulated depreciation	(53,541)	(48,106)
Total property and equipment, net	$68,542	$66,941
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at March 31, 2017 and December 31, 2016, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At March 31, 2017 and December 31, 2016, the Company recorded accumulated amortization of $1.4 million and $1.2 million, respectively. Additionally, at March 31, 2017 and December 31, 2016, the Company recognized a corresponding lease financing obligation of approximately $31.0 million and $30.9 million, respectively.
Included in the table above are property and equipment of $2.9 million and $4.3 million at March 31, 2017 and December 31, 2016, respectively, which are capitalizable, but had not yet been placed in service. The $2.9 million and $4.3 million balances at March 31, 2017 at December 31, 2016, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $5.1 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively.
Amortization of internal use capitalized software development costs was $4.0 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.

5.	Credit Facility
In February 2015, the Company entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with a financial institution for a $35.0 million secured revolving credit facility that expires on February 18, 2018. The Third Amended Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.

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
Third Amended Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.50 to 1.00 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio of 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At March 31, 2017 and December 31, 2016, the Company was in compliance with all financial covenants.
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
At March 31, 2017 and December 31, 2016, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million at March 31, 2017.

6.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. In 2016, due to a deterioration in the local commercial real estate market, the Company updated its estimates of sublease rental income for these spaces and recorded additional lease exit costs. In the first quarter of 2017, the Company executed subleases for the remainder of the properties and recorded a benefit of $0.1 million in lease exit costs. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss for the three months ended March 31, 2017. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.
The following table presents a roll forward of the lease exit liability for the three months ended March 31, 2017:

Lease Exit Costs
Accrual at December 31, 2016	$2,657
(Benefit) Expense	(133)
Cash Payments	(578)
Accrual at March 31, 2017	$1,946

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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the "NY Lanham Act Litigation"). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The litigation is currently in the discovery phase. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of March 31, 2017, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the "CNCDA Litigation"). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a "demurrer" to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date will be postponed to a future date that has not yet been determined. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2017, as the Company does not believe a loss is probable or reasonably estimable.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016.

On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery may proceed regarding matters related to class certification only at this time. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2017, as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At March 31, 2017 and December 31, 2016, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

7.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2016	24,541,512	$8.29	5.49
Granted	350,010	13.94
Exercised	(2,637,730)	3.16
Canceled/forfeited	(431,062)	7.99
Outstanding at March 31, 2017	21,822,730	$9.01	5.66
At March 31, 2017, total remaining stock-based compensation expense for unvested stock option awards was $30.5 million, which is expected to be recognized over a weighted-average period of 2.9 years. For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense for stock option awards of $3.3 million and $3.8 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2016	4,339,320	$7.85
Granted	185,242	14.03
Vested	(348,349)	8.18
Canceled/forfeited	(161,112)	7.14
Non-vested — March 31, 2017	4,015,101	$8.13
At March 31, 2017, total remaining stock-based compensation expense for non-vested restricted stock units is $29.5 million, which is expected to be recognized over a weighted-average period of 2.9 years. The Company recorded $2.6 million and $2.1 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2017 and 2016, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016

Cost of revenue	$203	$222
Sales and marketing	1,745	763
Technology and development	1,298	1,079
General and administrative	2,661	3,828
Total stock-based compensation expense	5,907	5,892
Amount capitalized to internal software use	218	245
Total stock-based compensation cost	$6,125	$6,137

8.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.1 million in income tax expense for the three months ended March 31, 2017 and 2016, respectively.
There were no material changes to the Company’s unrecognized tax benefits in three months ended March 31, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS") and various state taxing authorities.

9.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016

Net loss	$(6,795)	$(11,667)
Weighted-average common shares outstanding	86,783	83,462
Net loss per share - basic and diluted	$(0.08)	$(0.14)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016

Options to purchase common stock	21,823	23,966
Common stock warrants	1,459	1,605
Non-vested restricted stock unit awards	4,015	4,440
Total shares excluded from net loss per share	27,297	30,011

10.	Related Party Transactions
Transactions with USAA
USAA is the Company's largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at March 31, 2017 and December 31, 2016 of $0.2 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at March 31, 2017 and December 31, 2016 of $4.2 million and $3.9 million, respectively. The Company recorded sales and marketing expense of $4.1 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively, related to service arrangements entered into with USAA.

11.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016

Transaction revenue	$70,432	$57,409
Forecasts, consulting and other revenue	5,325	4,451
Total revenues	$75,757	$61,860

12.    Subsequent Events
On January 19, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities up to a total dollar amount of $100 million, and selling stockholders may sell, from time to time, up to 20 million of shares of common stock (“2017 Shelf Registration”). The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017.

On April 26, 2017, the Company entered into an underwriting agreement to sell up to 1,150,000 shares of our common stock at $16.50 per share in a public offering (including shares subject to the underwriters’ over-allotment option). The Company sold 1,150,000 shares in the offering with aggregate net proceeds to the Company of $17.5 million, net of underwriter’s commission and other expenses of approximately $1.5 million. Selling stockholders sold an aggregate of 9,200,000 shares of common stock in the offering. The Company did not receive any proceeds from the shares sold by the selling stockholders. The offering closed on May 2, 2017.

On April 24, 2017, the Company announced the signing of a memorandum of understanding for a six-month automotive trade-in pilot program with a large vehicle wholesaler. The pilot program is expected to enable consumers to use the TrueCar branded website or mobile application to view real-time vehicle valuation information based on specific vehicle characteristics and receive offers for the vehicle from participating dealers in the TrueCar network. The Company anticipates incurring additional cash costs of approximately $1.0 million per quarter during the pilot program.

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
Overview
Our Mission: We exist to be the most transparent brand in automotive, to serve as a catalyst that dramatically improves the way people discover, buy and sell cars.
We have established an intelligent, data-driven online marketplace powered by proprietary market data and analytics. Our company-branded marketplace is available on our TrueCar website and mobile applications. In addition, we customize and operate our marketplace on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
        Our network of over 14,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
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
During the three months ended March 31, 2017, we generated revenues of $75.8 million and recorded a net loss of $6.8 million. Of the $75.8 million in revenues, $70.4 million or 93.0%, consisted of transaction revenues with the remaining $5.3 million, or 7.0%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model.
Over the past twelve months, we have made multiple product enhancements that have improved the consumer experience resulting in improved revenue growth rates in the first quarter of 2017 as compared to the same period last year. Over time, we intend to increase the number of transactions on our platform, and thereby revenue, by continuing to:
(i) increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, prospect with a TrueCar certified dealer by investing in delivering a more engaging experience to consumers and dealers;
(ii) improve close rates by investing in additional dealer support personnel to improve and expand our dealer relationships; and
(iii) better communicate the benefits of fully registering on TrueCar to consumers using different and stronger messaging.
This will require continued focus on cost containments in areas outside of our dealer, product, technology, and research efforts in order to invest in the changes that will continue to improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to modestly improve as we continue to implement these changes.
Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2017	2016
Average Monthly Unique Visitors	7,344,712	6,689,458
Units(1)	217,656	174,982
Monetization	$324	$328
Franchise Dealer Count	11,734	9,281
Independent Dealer Count	2,716	2,321

(1)
We issued full credits of the amount originally invoiced with respect to 5,705 and 4,192 units during the three months ended March 31, 2017 and 2016, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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

The number of average monthly unique visitors increased 9.8% to approximately 7.3 million in the three months ended March 31, 2017 from approximately 6.7 million in the same period of 2016. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns that have led to improved brand awareness and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
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
The number of units increased 24.4% to 217,656 in the three months ended March 31, 2017 from 174,982 in the three months ended March 31, 2016. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization decreased 1.2% to $324 during the three months ended March 31, 2017 from $328 for the same period in 2016. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network comprises of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes independent non-franchised dealers that primarily sell used cars and are not included in franchise dealer count.
Our franchise dealer count was 11,734 at March 31, 2017, an increase from 9,281 at March 31, 2016, and an increase from 11,151 at December 31, 2016.  Note that our franchise dealer count of 11,734 at March 31, 2017 excludes Genesis franchises on our program as of March 31, 2017 due to Hyundai’s recent transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 2,716 at March 31, 2017, an increase from 2,321 at March 31, 2016, and an increase from 2,597 at December 31, 2016.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net loss are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, certain litigation costs, lease exit costs, and income taxes. We define Non-GAAP net loss as net loss adjusted to exclude stock-based compensation, certain litigation costs, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net loss to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net loss should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net loss measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net loss in the same manner as we calculate these measures.
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

•	neither Adjusted EBITDA nor Non-GAAP net loss reflects the lease exit costs associated with consolidation of the Company's office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net loss consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net loss differently than we do, limiting their usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(6,795)	$(11,667)
Non-GAAP adjustments:
Interest income	(133)	(93)
Interest expense	649	608
Depreciation and amortization	6,084	5,904
Stock-based compensation	5,907	5,892
Certain litigation costs (1)	350	272
Lease exit costs (2)	(133)	—
Provision for income taxes	121	136
Adjusted EBITDA	$6,050	$1,052

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net loss for each of the periods presented:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(6,795)	$(11,667)
Non-GAAP adjustments:
Stock-based compensation	5,907	5,892
Certain litigation costs (1)	350	272
Lease exit costs (2)	(133)	—
Non-GAAP net loss (3)	$(671)	$(5,503)

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net loss because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at March 31, 2017 and March 31, 2016.

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

Sales and Marketing. Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs; affinity group partner marketing fees, which also includes loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Sales and marketing expenses also include costs related to common stock warrants issued to a third-party marketing firm and a service provider as part of our commercial arrangements with them. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired.
 Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses, third-party contractor fees, facilities costs, as well as our product development, product management, research and analytics, and internal IT functions.
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
 Interest Expense. Interest expense consists primarily of interest on our built-to-suit lease financing obligations.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2017 and December 31, 2016 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three months ended March 31, 2017 and 2016 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$75,757	$61,860
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,392	6,225
Sales and marketing	42,182	32,111
Technology and development	13,629	13,140
General and administrative	13,628	15,496
Depreciation and amortization	6,084	5,904
Total costs and operating expenses	81,915	72,876
Loss from operations	(6,158)	(11,016)
Interest income	133	93
Interest expense	(649)	(608)
Loss before provision for income taxes	(6,674)	(11,531)
Provision for income taxes	121	136
Net loss	$(6,795)	$(11,667)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$6,050	$1,052
Non-GAAP net loss	$(671)	$(5,503)
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenues

	Three Months Ended March 31,

	2017	2016

	(in thousands)
Transaction revenue	$70,432	$57,409
Forecasts, consulting and other revenue	5,325	4,451
Revenues	$75,757	$61,860
Three months ended March 31, 2017 compared to three months ended March 31, 2016. The increase in our revenues of $13.9 million or 22.5% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.0% and 7.0%, respectively, of revenues for the three months ended March 31, 2017 as compared to 92.8% and 7.2%, respectively, for the same period in 2016. The increase in transaction revenue for the three months ended March 31, 2017 primarily reflected a 24.4% increase in units partially offset by a 1.2% decrease in monetization. The increase in forecasts, consulting and other revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 of $0.9 million or 19.6% is primarily due to revenue from the delivery of a large project in our ALG business in the first quarter of 2017. We do not expect similar sized projects to reoccur for the remainder of the year. In 2017, we anticipate that our year-over-year revenue growth will increase as a result of our investments in dealer relationships, in consumer messaging and in our technology platform, which we believe will enable our business to scale.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$6,392	$6,225
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.4%	10.1%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cost of revenue increased $0.2 million or 2.7% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to increased employee related costs.  In the second quarter of 2017, we plan to commence an automotive trade-in pilot program with a large vehicle wholesaler. As part of this pilot, we will incur certain costs that are expected to be classified as cost of revenue, which we do not expect to be offset by material revenue. Therefore, cost of revenue as a percentage of revenue is expected to increase.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Sales and marketing expenses	$42,182	$32,111
Sales and marketing expenses as a percentage of revenues	55.7%	51.9%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Sales and marketing expenses increased $10.1 million or 31.4% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase primarily reflected a $4.8 million increase in salaries and employee related expenses primarily due to increased headcount, a $1.7 million increase in revenue share paid to affinity marketing partners, a $1.6 million increase in conference and travel related expenses, a $1.0 million increase in stock-based compensation, and a $0.7 million increase in advertising costs. We expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve dealers, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Technology and Development Expenses

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Technology and development expenses	$13,629	$13,140
Technology and development expenses as a percentage of revenues	18.0%	21.2%
Capitalized software costs	$3,247	$3,264
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Technology and development expenses increased $0.5 million or 3.7% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase primarily reflected increased software license and hosting expenses. We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

General and Administrative Expenses

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
General and administrative expenses	$13,628	$15,496
General and administrative expenses as a percentage of revenues	18.0%	25.1%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. General and administrative expenses decreased $1.9 million or 12.1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease primarily reflected a $1.2 million decrease in stock-based compensation. Due to ongoing litigation matters, we expect general and administrative expenses to increase as significant legal fees are incurred.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Depreciation and amortization expenses	$6,084	$5,904
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Depreciation and amortization expenses increased $0.2 million or 3.0% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Interest Expense

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Interest expense	$649	$608
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Interest expense was $0.6 million for the three months ended March 31, 2017 and the three months ended March 31, 2016, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.
Provision for Income Taxes

	Three Months Ended March 31,

	2017	2016

	(dollars in thousands)
Provision for income taxes	$121	$136
Our provision for income taxes for the three months ended March 31, 2017 and 2016 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.

Liquidity and Capital Resources
At March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $114.5 million.
We have incurred cumulative losses of $325.0 million from our operations through March 31, 2017, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
In the second quarter of 2017, we sold 1,150,000 shares in an offering with aggregate net proceeds to the Company of $17.5 million, net of underwriter’s commission and other expenses of $1.5 million.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at March 31, 2017. The amount available under the amended credit facility at March 31, 2017 was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$5,017	$(490)
Net cash used in investing activities	(5,473)	(6,308)
Net cash provided by financing activities	7,253	398
Net decrease in cash and cash equivalents	$6,797	$(6,400)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the three months ended March 31, 2017 was $5.0 million. This was primarily due to our net loss of $6.8 million, which, adjusted for non-cash items, including depreciation and amortization expense of $6.1 million and stock-based compensation expense of $5.9 million, resulted in $5.9 million in cash provided by operations. Net cash used in operations was also impacted by a decrease of $0.9 million related to changes in operating assets and liabilities.
The $0.9 million decrease related to changes in operating assets and liabilities primarily reflected an increase in other current assets of $6.7 million due to an increase in receivables from our stock plan administrator for payroll tax withholdings and proceeds from stock option exercises near the end of the first quarter of 2017, a decrease in accounts payable of $3.3 million primarily due to a decrease in marketing fees payable, and an increase in prepaid expenses of $1.2 million primarily due to an increase in prepaid marketing fees. These uses of cash were partially offset by a $8.0 million increase in accrued employee expenses, primarily due to increases in payroll taxes payable related to stock option exercises near the end of the first quarter of of 2017 and an increase of $2.1 million in accrued expenses and other current liabilities primarily due to an increase in accrued marketing fees.
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
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $5.5 million for the three months ended March 31, 2017 resulted from $2.7 million of investments in software, $1.5 million of investments in furniture, leasehold, and facility improvements, and $1.3 million of investments in computer hardware.
Cash used in investing activities of $6.3 million for the three months ended March 31, 2016 resulted from $3.5 million of investments in software, $2.4 million of investments in furniture, leasehold, and facility improvements, and $0.4 million of investment in computer hardware.
Financing Activities
Cash provided by financing activities of $7.3 million for the three months ended March 31, 2017 reflects $7.3 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards.
Cash provided by financing activities of $0.4 million for the three months ended March 31, 2016 primarily reflects $0.5 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, partially offset by $0.1 million paid for the repurchase of common stock option awards.
Contractual Obligations and Known Future Cash Requirements
In April 2017, we signed a memorandum of understanding for a six-month automotive trade-in pilot program with a large vehicle wholesaler. The pilot program is expected to enable consumers to use our TrueCar branded website or mobile application to view real-time vehicle valuation information based on specific vehicle characteristics and receive offers for the vehicle from participating dealers in the TrueCar network. We anticipate incurring additional cash costs of approximately $1.0 million per quarter during the pilot program.

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
There have been no material changes to the critical accounting policies previously disclosed in our annual report on Form 10-K, filed with the SEC on March 1, 2017.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included herein.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.
Interest Rate Risk
We had cash and cash equivalents of $114.5 million at March 31, 2017, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of March 31, 2017, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer submits pricing information to our users that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. More recently, Toyota and Nissan modified their marketing covenants to include guidelines on minimum allowable advertised pricing in January 2016 and January 2017, respectively. We have implemented certain changes designed to accommodate these guidelines; however it is unclear whether we will ultimately be able to do so without making material, unfavorable adjustments to our business practices or user experience. If we are unable to successfully accommodate these guidelines without making material, unfavorable adjustments to our business practices or user experience, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2017 our franchise dealer count was 11,734.

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

The user experience on our company‑branded platform on the TrueCar website has evolved since its launch in 2010, but has not changed dramatically. We cannot assure you that we are able to provide a compelling car‑buying experience to our users, and our failure to do so could mean that the number of transactions between our users and TrueCar Certified Dealers may decline and we would be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car‑buying experience is subject to a number of factors, including:

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock‑based compensation. Our primary forms of stock‑based incentive awards are stock options and restricted stock units. If the anticipated value of such stock‑based incentive awards does not materialize, if our stock‑based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at‑will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president. Our current executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our current executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well‑qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

We have not been profitable since inception and had an accumulated deficit of $325.0 million at March 31, 2017. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. In 2016, 254,241 units, or 32%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. In the quarter ended March 31, 2017, 65,665 units, or 30%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car‑buying sites we maintain for our affinity group marketing partners. Following the offering on that closed May 2, 2017, USAA beneficially owned 9,042,990 shares, which represented 9.7% of our outstanding common stock.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $42.2 million and $32.1 million on sales and marketing during the quarters ended March 31, 2017 and 2016, respectively.

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
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission (the “Mississippi MVC Letter”) asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, 2016, we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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
In March 2017, we received an investigatory subpoena from the Consumer Protection Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requests certain information related to online content displayed by us related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date will be postponed to a future date that has not yet been determined. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation seeks an award of unspecified damages, interest and attorneys’ fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserts a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the Court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the Court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery has been continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery may proceed regarding matters related to class certification only at this time. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We may experience significant interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial‑of‑service attacks or physical or electronic break‑ins, could affect the security or availability of our products and services on our website and mobile application, and prevent or inhibit the ability of consumers to access our products and services. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.

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

We utilize a cloud‑based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud‑based data processing, storage capabilities and other cloud‑based services. As of March 31, 2017, a portion of our computing processes are cloud‑based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial‑of‑service or other cyberattacks and computer viruses, or an interruption to the third‑party systems or in the infrastructure which allows us to connect to the third‑party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

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

We had goodwill and intangible assets of $72.1 million at March 31, 2017. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

The Internal Revenue Code of 1986 (“IRC”), as amended, imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, our ability to use pre‑change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Therefore, if we generate taxable income in the future, our ability to reduce our federal income tax liability may be subject to limitation.

A cumulative ownership change of more than 50% over a three‑year period, along with other limitations imposed by certain state and local jurisdictions, may limit the amount of net operating losses and credits that we may utilize in any one year. As a result of historical equity issuances, we have determined that the annual utilization of our net operating losses and tax credits are subject to the provision of IRC Sections 382 and 383. Future changes in our stock ownership, including future equity offerings, as well as other changes that may be outside our control, could potentially result in further limitations on our ability to utilize our net operating loss and credit carryforwards.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending June 30, 2017, as well as the year ending December 31, 2017, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

Upon the closing of the offering of our common stock on May 2, 2017, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 68% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the fiscal quarter ended March 31, 2017, the trading price of our common stock fluctuated from a low of $12.40 per share to a high of $15.96 per share. For the fiscal year ended December 31, 2016, the trading price of our common stock fluctuated from a low of $4.42 per share to a high of $13.29 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The effect of such factors on the trading market for our stock may be enhanced by the lack of a large and established trading market for our stock. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to such legal actions.

Sales of substantial amounts of our common stock in the most recent offering, other offerings or the public markets, or the perception that such sales might occur, could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

As of March 31, 2017, there were 21.8 million shares underlying options and 4.0 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non‑affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

Officers, directors, and their affiliates, and stockholders participating in the offering of our common stock that closed on May 2, 2017 are subject to lock-up agreements entered into in connection with the offering.  These lock-up agreements restrict the sale of shares of our common stock for a limited period, after which those shares become eligible for sale in the public market, in some cases subject to volume and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended.  As of May 2, 2017, a total of 31,502,597 shares held are subject to lock-up agreements, which shares will become eligible for sale in the public market on July 25, 2017. 26,984,819 of such shares are held by affiliates and subject to the volume and other restrictions of Rule 144. Goldman, Sachs & Co. and J.P. Morgan Securities LLC may permit our officers, directors and selling stockholders to sell shares prior to the expiration of the lock-up agreements.

We or selling stockholders may periodically offer additional securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

You may experience future dilution as a result of future equity offerings.
To the extent that we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past.

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
None.

(b)	Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared or became effective on May 15, 2014. There has been no material change in the planned use of proceeds from our IPO or follow-on offerings as described in our final prospectuses filed with the SEC on May 16, 2014, November 12, 2014, and April 27, 2017, respectively, pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

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

TRUECAR, INC.

Date:	May 10, 2017	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2017	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)