Form 10-Q
period 2017-06-30
TrueCar, Inc.
filed 2017-08-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 3, 2017, 98,497,058 shares of the registrant’s common stock were outstanding.

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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$181,722	$107,721
Accounts receivable, net of allowances of $2,761 and $2,600 at June 30, 2017 and December 31, 2016, respectively (includes related party receivables of $240 and $393 at June 30, 2017 and December 31, 2016, respectively)	37,056	36,867
Prepaid expenses	7,050	6,044
Other current assets	1,043	2,278
Total current assets	226,871	152,910
Property and equipment, net	68,397	66,941
Goodwill	53,270	53,270
Intangible assets, net	17,843	19,774
Other assets	1,659	1,553
Total assets	$368,040	$294,448
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,002 and $2,925 at June 30, 2017 and December 31, 2016, respectively)	$18,018	$13,827
Accrued employee expenses	7,399	8,951
Accrued expenses and other current liabilities (includes related party accrued expenses of $660 and $992 at June 30, 2017 and December 31, 2016, respectively)	11,994	12,583
Total current liabilities	37,411	35,361
Deferred tax liabilities	3,282	2,994
Lease financing obligations, net of current portion	29,031	28,833
Other liabilities	3,782	2,679
Total liabilities	73,506	69,867
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2017 and December 31, 2016; 97,575,225 and 86,159,527 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	9
Additional paid-in capital	627,614	542,807
Accumulated deficit	(333,090)	(318,235)
Total stockholders’ equity	294,534	224,581
Total liabilities and stockholders’ equity	$368,040	$294,448
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$81,819	$66,427	$157,576	$128,287
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,130	6,365	13,522	12,590
Sales and marketing (includes related party expenses of $4,487 and $3,359 for the three months ended June 30, 2017 and 2016, and $8,543 and $6,660 for the six months ended June 30, 2017 and 2016, respectively)	46,933	38,129	89,115	70,240
Technology and development	14,131	14,022	27,760	27,162
General and administrative	15,413	15,998	29,041	31,494
Depreciation and amortization	5,668	5,868	11,752	11,772
Total costs and operating expenses	89,275	80,382	171,190	153,258
Loss from operations	(7,456)	(13,955)	(13,614)	(24,971)
Interest income	249	102	382	195
Interest expense	(652)	(632)	(1,301)	(1,240)
Loss before provision for income taxes	(7,859)	(14,485)	(14,533)	(26,016)
Provision for income taxes	201	170	322	306
Net loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)

Net loss per share, basic and diluted	$(0.09)	$(0.17)	$(0.16)	$(0.31)
Weighted average common shares outstanding, basic and diluted	93,745	83,931	90,283	83,697
Other comprehensive loss:
Comprehensive loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(14,855)	(14,855)
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,150,000	—	17,398	—	17,398
Stock-based compensation	—	—	13,303	—	13,303
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	10,265,698	1	54,106	—	54,107
Balance at June 30, 2017	97,575,225	$10	$627,614	$(333,090)	$294,534
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(14,855)	$(26,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,747	11,677
Deferred income taxes	288	281
Bad debt expense and other reserves	789	590
Stock-based compensation	12,753	11,792
Non-cash interest expense on lease financing obligation	233	411
Write-off and loss on disposal of fixed assets	36	392
Changes in operating assets and liabilities:
Accounts receivable	(978)	463
Prepaid expenses	(1,006)	(1,304)
Other current assets	730	(196)
Other assets	(106)	(316)
Accounts payable	4,248	(4,364)
Accrued employee expenses	(2,148)	1,156
Accrued expenses and other liabilities	(115)	2,372
Other liabilities	1,103	1,301
Net cash provided by (used in) operating activities	12,719	(2,067)
Cash flows from investing activities
Purchase of property and equipment	(10,340)	(9,785)
Net cash used in investing activities	(10,340)	(9,785)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	17,398	—
Repurchase of common stock option awards	—	(100)
Proceeds from exercise of common stock options	55,534	1,571
Taxes paid related to net share settlement of equity awards	(1,310)	(391)
Proceeds from financing obligation drawdown	—	1,521
Net cash provided by financing activities	71,622	2,601
Net increase (decrease) in cash and cash equivalents	74,001	(9,251)
Cash and cash equivalents at beginning of period	107,721	112,371
Cash and cash equivalents at end of period	$181,722	$103,120
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	550	468
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	842	61
Proceeds receivable from exercise of stock options included in other current assets	149	—
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	266	—
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
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows automobile manufacturers (“OEMs”) to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car-buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.
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
The CODM review financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing accounting standard for stock-based awards in order to provide clarity and to reduce both diversity in practice and the cost and complexity of applying the existing guidance as it relates to modifications of stock-based payment awards. The new guidance will be effective for all entities for annual periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company plans to adopt this guidance beginning January 1, 2018 using the cumulative effect or “modified retrospective” transition method. The Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements.

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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2017		At December 31, 2016
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$181,697	$181,697	$107,721	$107,721
Total Assets	$181,697	$181,697	$107,721	$107,721

4.	Property and Equipment, net
Property and equipment consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

Computer equipment, software, and internally developed software	$74,853	$65,973
Furniture and fixtures	4,654	3,705
Leasehold improvements	6,854	6,067
Capitalized facility leases	39,302	39,302
	125,663	115,047
Less: Accumulated depreciation	(57,266)	(48,106)
Total property and equipment, net	$68,397	$66,941
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at June 30, 2017 and December 31, 2016, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At June 30, 2017 and December 31, 2016, the Company recorded accumulated amortization of $1.7 million and $1.2 million, respectively. Additionally, at June 30, 2017 and December 31, 2016, the Company recognized a corresponding lease financing obligation of approximately $31.1 million and $30.9 million, respectively.
Included in the table above are property and equipment of $4.5 million and $4.3 million at June 30, 2017 and December 31, 2016, respectively, which are capitalizable, but had not yet been placed in service. The $4.5 million and $4.3 million balances at June 30, 2017 and December 31, 2016, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.7 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively. Total depreciation and amortization expense of property and equipment was $9.8 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively.

Amortization of internal use capitalized software development costs was $3.4 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively. Amortization of internal use capitalized software development costs was $7.4 million for the six months ended June 30, 2017 and 2016.

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
The Third Amended Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.50 to 1.00 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio of 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At June 30, 2017, the Company was in compliance with all financial covenants.
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
At June 30, 2017 and December 31, 2016, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million at June 30, 2017.

6.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. In 2016, due to a deterioration in the local commercial real estate market, the Company updated its estimates of sublease rental income for these spaces and recorded additional lease exit costs. In the first quarter of 2017, the Company completed the execution of subleases for its properties and recorded a benefit of $0.1 million in lease exit costs. The benefit is recorded in general and administrative expense in the consolidated statement of comprehensive loss for the six months ended June 30, 2017. The remaining liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.

The following table presents a roll forward of the lease exit liability for the six months ended June 30, 2017:

Lease Exit Costs
Accrual at December 31, 2016	$2,657
Benefit	(133)
Cash Payments	(856)
Accrual at June 30, 2017	$1,668
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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The litigation is currently in the discovery phase. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of June 30, 2017, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date would be postponed to a future date. On May 17, 2017, the Court scheduled trial to begin on December 11, 2017. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the Court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery may continue to proceed regarding matters related to class certification only at this time. An additional status conference has been scheduled for January 12, 2018. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.
On June 30, 2017, the Company was named as a defendant in a putative class action lawsuit filed by Kip Haas in the U.S. District Court for the Central District of California (the “Federal Consumer Class Action”). The complaint asserts claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” The Company believes that the complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At June 30, 2017 and December 31, 2016, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

7.    Stockholders’ Equity
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

On April 26, 2017, the Company entered into an underwriting agreement to sell up to 1,150,000 shares of its common stock at $16.50 per share in a public offering (including shares subject to the underwriters’ option to purchase additional shares). The Company sold 1,150,000 shares in the offering with aggregate net proceeds to the Company of $17.4 million, net of underwriting discounts and commissions and offering costs of $1.6 million. Selling stockholders party to the underwriting agreement also sold an aggregate of 9,200,000 shares of common stock in the offering (including shares subject to the underwriters' option to purchase additional shares). The Company did not receive any proceeds from the shares sold by the selling stockholders. The offering closed on May 2, 2017.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2016	24,541,512	$8.29	5.49
Granted	4,661,639	18.47
Exercised	(9,596,374)	5.80
Canceled/forfeited	(620,931)	8.13
Outstanding at June 30, 2017	18,985,846	$12.06	7.74
At June 30, 2017, total remaining stock-based compensation expense for unvested stock option awards was $65.0 million, which is expected to be recognized over a weighted-average period of 3.4 years. For each of the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense for stock option awards of $3.7 million. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense for stock option awards of $7.0 million and $7.5 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2016	4,339,320	$7.85
Granted	1,974,776	18.33
Vested	(764,642)	8.10
Canceled/forfeited	(230,545)	7.46
Non-vested — June 30, 2017	5,318,909	$11.72
At June 30, 2017, total remaining stock-based compensation expense for non-vested restricted stock units is $59.2 million, which is expected to be recognized over a weighted-average period of 3.3 years. The Company recorded $3.2 million and $2.2 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $5.8 million and $4.3 million in stock-based compensation expense for restricted stock units for the six months ended June 30, 2017 and 2016, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cost of revenue	$233	$233	$436	$455
Sales and marketing	2,160	1,736	3,905	2,499
Technology and development	1,600	746	2,898	1,825
General and administrative	2,853	3,185	5,514	7,013
Total stock-based compensation expense	6,846	5,900	12,753	11,792
Amount capitalized to internal software use	332	223	550	468
Total stock-based compensation cost	$7,178	$6,123	$13,303	$12,260

9.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.2 million in income tax expense for the three months ended June 30, 2017 and 2016. The Company recorded $0.3 million in income tax expense for each of the six months ended June 30, 2017 and 2016.
There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS”) and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)
Weighted-average common shares outstanding	93,745	83,931	90,283	83,697
Net loss per share - basic and diluted	$(0.09)	$(0.17)	$(0.16)	$(0.31)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2017 and 2016 (in thousands):

	June 30,
	2017	2016

Options to purchase common stock	18,986	23,785
Common stock warrants	1,459	1,605
Non-vested restricted stock unit awards	5,319	4,923
Total shares excluded from net loss per share	25,764	30,313

11.	Related Party Transactions
Transactions with USAA
USAA is the Company's largest stockholder and most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at June 30, 2017 and December 31, 2016 of $0.2 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at June 30, 2017 and December 31, 2016 of $4.7 million and $3.9 million, respectively. The Company recorded sales and marketing expense of $4.5 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expenses of $8.5 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively.

12.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Transaction revenue	$77,203	$61,841	$147,635	$119,250
Forecasts, consulting and other revenue	4,616	4,586	9,941	9,037
Total revenues	$81,819	$66,427	$157,576	$128,287

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
        Our network of over 15,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
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
During the three months ended June 30, 2017, we generated revenues of $81.8 million and recorded a net loss of $8.1 million. Of the $81.8 million in revenues, $77.2 million or 94.4%, consisted of transaction revenues with the remaining $4.6 million, or 5.6%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers under our pay-for-performance business model.
Over the past year, we have made multiple product enhancements that have improved the consumer experience resulting in improved revenue growth rates in the first and second quarters of 2017 as compared to the same periods last year. Over time, we intend to increase the number of transactions on our platform, and thereby revenue, by continuing to:

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
We plan to continue to focus on cost containments in areas outside of our dealer, product, technology, and research efforts in order to invest in the changes that will continue to improve the consumer and dealer experiences and drive revenue growth in the future. We expect our quarter-over-quarter revenue growth to modestly improve as we continue to implement these changes.
Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average Monthly Unique Visitors	7,215,456	6,683,027	7,280,084	6,686,243
Units(1)	242,130	192,531	459,786	367,513
Monetization	$319	$321	$321	$324
Franchise Dealer Count	12,204	10,135	12,204	10,135
Independent Dealer Count	2,860	2,534	2,860	2,534

(1)
We issued full credits of the amount originally invoiced with respect to 5,571 and 4,546 units during the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we issued full credits of the amount originally invoiced with respect to 11,276 and 8,738 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 8.0% to approximately 7.2 million in the three months ended June 30, 2017 from approximately 6.7 million in the same period of 2016. The number of average monthly unique visitors increased 8.9% to approximately 7.3 million in the six months ended June 30, 2017 from 6.7 million in the same period of 2016. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns that have led to improved brand awareness and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
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
The number of units increased 25.8% to 242,130 in the three months ended June 30, 2017 from 192,531 in the three months ended June 30, 2016. The number of units increased 25.1% to 459,786 in the six months ended June 30, 2017 from 367,513 in the same period of 2016. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization decreased 0.6% to $319 during the three months ended June 30, 2017 from $321 for the same period in 2016. Our monetization decreased 0.9% to $321 during the six months ended June 30, 2017 from $324 for the same period in 2016. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services.
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
Our franchise dealer count was 12,204 at June 30, 2017, an increase from 10,135 at June 30, 2016, an increase from 11,151 at December 31, 2016, and an increase from 11,734 at March 31, 2017.  Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s recent transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 2,860 at June 30, 2017, an increase from 2,534 at June 30, 2016, an increase from 2,597 at December 31, 2016, and an increase from 2,716 at March 31, 2017.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, certain litigation costs, severance charges, lease exit costs, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, certain litigation costs, severance charges, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
We use Adjusted EBITDA and Non-GAAP net income (loss) as operating performance measures as each is (i) an integral part of our reporting and planning processes; (ii) used by our management and board of directors to assess our operational performance, and together with operational objectives, as a measure in evaluating employee compensation and bonuses; and (iii) used by our management to make financial and strategic planning decisions regarding future operating investments. We believe that using Adjusted EBITDA and Non-GAAP net income (loss) facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net income (loss) and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.
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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the costs to advance our claims in respect of certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash severance costs due to certain former executives and former members of our product and technology teams affected by a reorganization;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the lease exit costs associated with consolidation of the Company's office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net income (loss) alongside other financial performance measures, including our net loss, our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA and Non-GAAP net income (loss) you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net income (loss), and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net income (loss) that our future results will not be affected by these expenses or any unusual or non-recurring items.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)
Non-GAAP adjustments:
Interest income	(249)	(102)	(382)	(195)
Interest expense	652	632	1,301	1,240
Depreciation and amortization	5,668	5,868	11,752	11,772
Stock-based compensation	6,846	5,900	12,753	11,792
Certain litigation costs (1)	2,299	150	2,649	422
Severance charges (2)	—	1,783	—	1,783
Lease exit costs (3)	—	2,684	(133)	2,684
Provision for income taxes	201	170	322	306
Adjusted EBITDA	$7,357	$2,430	$13,407	$3,482

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

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net income (loss) as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)
Non-GAAP adjustments:
Stock-based compensation	6,846	5,900	12,753	11,792
Certain litigation costs (1)	2,299	150	2,649	422
Severance charges (2)	—	1,783	—	1,783
Lease exit costs (3)	—	2,684	(133)	2,684
Non-GAAP net income (loss) (4)	$1,085	$(4,138)	$414	$(9,641)

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

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. We believe excluding the impacts of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net income (loss) as we do not believe they are useful indicators of ongoing operating results.

(3)
Represents updated estimates to our lease termination costs associated with the consolidation of the Company's office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at June 30, 2017 and June 30, 2016.

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
In addition, we enter into arrangements with automobile manufacturers to promote the sale of their vehicles through the offering of additional consumer incentives to our consumers. These manufacturers pay us a per-vehicle fee for promotion of the incentive and we recognize the per-vehicle incentive fee when the vehicle sale has occurred between the consumer and the dealer.
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

 Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses, third-party contractor fees, facilities costs, software costs, as well as our product development, product management, research and analytics, and internal IT functions.
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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2017 and December 31, 2016 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and six months ended June 30, 2017 and 2016 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$81,819	$66,427	$157,576	$128,287
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,130	6,365	13,522	12,590
Sales and marketing	46,933	38,129	89,115	70,240
Technology and development	14,131	14,022	27,760	27,162
General and administrative	15,413	15,998	29,041	31,494
Depreciation and amortization	5,668	5,868	11,752	11,772
Total costs and operating expenses	89,275	80,382	171,190	153,258
Loss from operations	(7,456)	(13,955)	(13,614)	(24,971)
Interest income	249	102	382	195
Interest expense	(652)	(632)	(1,301)	(1,240)
Loss before provision for income taxes	(7,859)	(14,485)	(14,533)	(26,016)
Provision for income taxes	201	170	322	306
Net loss	$(8,060)	$(14,655)	$(14,855)	$(26,322)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$7,357	$2,430	$13,407	$3,482
Non-GAAP net income (loss)	$1,085	$(4,138)	$414	$(9,641)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(in thousands)
Transaction revenue	$77,203	$61,841	$147,635	$119,250
Forecasts, consulting and other revenue	4,616	4,586	9,941	9,037
Revenues	$81,819	$66,427	$157,576	$128,287
Three months ended June 30, 2017 compared to three months ended June 30, 2016. The increase in our revenues of $15.4 million or 23.2% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 94.4% and 5.6%, respectively, of revenues for the three months ended June 30, 2017 as compared to 93.1% and 6.9%, respectively, for the same period in 2016. The increase in transaction revenue for the three months ended June 30, 2017 primarily reflected a 25.8% increase in units partially offset by a 0.6% decrease in monetization. Forecasts, consulting and other revenue for the three months ended June 30, 2017 remained materially consistent with the three months ended June 30, 2016. In the second half of 2017, we anticipate that our year-over-year revenue growth will increase as a result of our investments in dealer relationships, in consumer messaging and in our technology platform, which we believe will enable our business to continue to scale.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. The increase in our revenues of $29.3 million or 22.8% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.7% and 6.3%, respectively, of revenues for the six months ended June 30, 2017 as compared to 93.0% and 7.0%, respectively, for the same period in 2016. The increase in transaction revenue for the six months ended June 30, 2017 primarily reflected a 25.1% increase in units partially offset by a 0.9% decrease in monetization. The increase in forecasts, consulting and other revenue for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 of $0.9 million or 10.0% was primarily due to revenue from the delivery of a large project in our ALG business in the first quarter of 2017. We do not expect similar sized projects to reoccur for the remainder of the year.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,130	$6,365	$13,522	$12,590
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.7%	9.6%	8.6%	9.8%
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Cost of revenue increased $0.8 million or 12.0% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017. We expect to incur these costs during the pilot program during which we do not anticipate material revenue.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Cost of revenue increased $0.9 million or 7.4% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Sales and marketing expenses	$46,933	$38,129	$89,115	$70,240
Sales and marketing expenses as a percentage of revenues	57.4%	57.4%	56.6%	54.8%
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Sales and marketing expenses increased $8.8 million or 23.1% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase primarily reflected a $3.7 million increase in salaries and employee related expenses primarily due to increased headcount, a $3.0 million increase in advertising costs, and a $2.1 million increase in revenue share paid to affinity marketing partners. We expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve dealers, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Sales and marketing expenses increased $18.9 million or 26.9% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase primarily reflected a $8.5 million increase in salaries and employee related expenses primarily due to increased headcount, a $3.8 million increase in revenue share paid to affinity marketing partners, a $3.8 million increase in advertising costs, a $2.3 million increase in conference and travel related expenses, and a $1.4 million increase in stock-based compensation. These increases were partially offset by a decrease of $0.8 million in professional fees for outsourced services.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Technology and development expenses	$14,131	$14,022	$27,760	$27,162
Technology and development expenses as a percentage of revenues	17.3%	21.1%	17.6%	21.2%
Capitalized software costs	$4,028	$3,077	$7,275	$6,341
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Technology and development expenses increased $0.1 million or 0.8% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The net increase of $0.1 million was primarily due to an increase in stock-based compensation of $1.0 million partially offset by a decrease in severance costs of $1.4 million primarily related to a reorganization in our product and technology teams in the second quarter of 2016.
Capitalized software costs increased $1.0 million primarily due to an increase in the amount of salaries capitalized for the development of internal use software.
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
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Technology and development expenses increased $0.6 million or 2.2% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The net increase of $0.6 million was primarily due to increases in stock-based compensation of $1.1 million and hosting costs of $0.7 million offset by a decrease in severance costs of $1.5 million primarily related to a reorganization in our product and technology teams in the second quarter of 2016.

Capitalized software costs increased $0.9 million primarily due to an increase in the amount of salaries capitalized for the development of internal use software.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
General and administrative expenses	$15,413	$15,998	$29,041	$31,494
General and administrative expenses as a percentage of revenues	18.8%	24.1%	18.4%	24.5%
Three months ended June 30, 2017 compared to three months ended June 30, 2016. General and administrative expenses decreased $0.6 million or 3.7% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease primarily reflected a $2.7 million lease exit charge in the second quarter of 2016 that did not recur in the second quarter of 2017. This decrease was partially offset by a $2.0 million increase in legal fees. Due to ongoing litigation matters, we expect general and administrative expenses to increase as significant legal fees are incurred.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. General and administrative expenses decreased $2.5 million or 7.8% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease primarily reflected a $2.7 million lease exit charge in the first half of 2016 and a $1.5 million decrease in stock-based compensation partially offset by a $2.0 million increase in legal fees.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Depreciation and amortization expenses	$5,668	$5,868	$11,752	$11,772
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Depreciation and amortization expenses decreased $0.2 million or 3.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Depreciation and amortization expenses remained materially consistent for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Interest expense	$652	$632	$1,301	$1,240
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Interest expense was $0.7 million for the three months ended June 30, 2017 and $0.6 million for the three months ended June 30, 2016, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San

Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Interest expense was $1.3 million for the six months ended June 30, 2017 and $1.2 million for the six months ended June 30, 2016, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(dollars in thousands)
Provision for income taxes	$201	$170	$322	$306
Our provision for income taxes for the three and six months ended June 30, 2017 and 2016 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $181.7 million.
We have incurred cumulative losses of $333.1 million from our operations through June 30, 2017, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at June 30, 2017. The amount available under the amended credit facility at June 30, 2017 was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2017	2016

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$12,719	$(2,067)
Net cash used in investing activities	(10,340)	(9,785)
Net cash provided by financing activities	71,622	2,601
Net increase (decrease) in cash and cash equivalents	$74,001	$(9,251)

Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the six months ended June 30, 2017 was $12.7 million. This was primarily due to our net loss of $14.9 million, which, adjusted for non-cash items, including depreciation and amortization expense of $11.7 million and stock-based compensation expense of $12.8 million, resulted in $11.0 million in cash provided by operations. Net cash provided by operations was also impacted by an increase of $1.7 million related to changes in operating assets and liabilities.
The $1.7 million increase related to changes in operating assets and liabilities primarily reflected an increase in accounts payable of $4.2 million primarily due to an increase in marketing fees payable, and an increase in other liabilities of $1.1 million primarily due to increased deferred rent. These sources of cash were partially offset by a decrease in accrued employee expenses of $2.1 million due to a decrease in accrued bonus, an increase in accounts receivable of $1.0 million primarily related to increased revenues, and an increase in prepaid expenses of $1.0 million primarily due to an increase in prepaid insurance.
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
Cash used in investing activities of $10.3 million for the six months ended June 30, 2017 resulted from $6.2 million of investments in software, $2.4 million of investments in furniture, leasehold, and facility improvements, and $1.7 million of investments in computer hardware.
Cash used in investing activities of $9.8 million for the six months ended June 30, 2016 resulted from $6.4 million of investments in software, $2.7 million of investments in furniture, leasehold, and facility improvements, and $0.7 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $71.6 million for the six months ended June 30, 2017 reflects $54.2 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and $17.4 million of proceeds from our public offering of common stock that closed in May 2017, net of underwriting discounts and commissions and offering costs.
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
Interest Rate Risk
We had cash and cash equivalents of $181.7 million at June 30, 2017, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of June 30, 2017, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2017 our franchise dealer count was 12,204.

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

We have not been profitable since inception and had an accumulated deficit of $333.1 million at June 30, 2017. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, and USAA is our largest stockholder. In 2016, 254,241 units, or 32%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. In the quarter ended June 30, 2017, 71,826 units, or 30%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car‑buying sites we maintain for our affinity group marketing partners. At June 30, 2017, USAA beneficially owned 9,042,990 shares, which represented 9.2% of our outstanding common stock.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $89.1 million and $70.2 million on sales and marketing during the six months ended June 30, 2017 and 2016, respectively.

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
In March 2017, we received an investigatory subpoena from the Consumer Protection Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requested certain information related to online content displayed by us related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. On April 18, 2017, we responded to the investigatory subpoena and supplied the information sought by it. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the investigatory subpoena, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserts claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” For more information concerning this lawsuit, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
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

In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, seeks injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. For more information concerning the NY Lanham Act Litigation, refer to the risk factor below, “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently in the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date would be postponed to a future date. On May 17, 2017, the Court scheduled trial to begin on December 11, 2017. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the Court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery may continue to proceed regarding matters related to class certification only at this time. An additional status conference has been scheduled for January 12, 2018. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserts claims for violation of the California False Advertising Act and violation of California’s Unfair Business Practices Act, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation and the California Consumer Class Action, and we may incur significant fees in our defense of the Federal Consumer Class Action or fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter. The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainties, including stock market and commodity pricing volatility, could lead to such a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, new tariffs or border adjustment taxes and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including global supply chain challenges, such as those resulting from the Japanese tsunami in 2011 and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

We utilize a cloud‑based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud‑based data processing, storage capabilities and other cloud‑based services. As of June 30, 2017, a portion of our computing processes are cloud‑based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial‑of‑service or other cyberattacks and computer viruses, or an interruption to the third‑party systems or in the infrastructure which allows us to connect to the third‑party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2017, we expect we will cease to be an “emerging growth company” as of December 31, 2017. In addition, the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As an “emerging growth company” we are currently exempt from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). When we cease to be an “emerging growth company” and our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We had goodwill and intangible assets of $71.1 million at June 30, 2017. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending September 30, 2017, as well as the year ending December 31, 2017, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2017, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 61% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the six months ended June 30, 2017, the trading price of our common stock fluctuated from a low of $12.40 per share to a high of $19.96 per share. For the fiscal year ended December 31, 2016, the trading price of our common stock fluctuated from a low of $4.42 per share to a high of $13.29 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of June 30, 2017, there were 19.0 million shares underlying options and 5.3 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non‑affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

In January 2017, we filed the 2017 Shelf Registration pursuant to which we may offer and sell from time to time up to $100 million of securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights and/or units at prices and on terms that we may determine, and pursuant to which up to 20 million of shares of common stock may be offered and sold from time to time by selling stockholders. The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017. On May 2, 2017, an offering pursuant to the 2017 Shelf Registration was effected. We sold 1.15 million shares of the Company's common stock and certain selling stockholders sold 9.2 million shares of common stock in the offering.

We or selling stockholders may periodically offer additional securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2017 Shelf Registration are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

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
On August 3, 2017, the Company entered into an employment agreement (the “Agreement”) with Michael Guthrie, its Chief Financial Officer. The Agreement replaces in its entirety Mr. Guthrie’s prior employment agreement dated October 25, 2013. Under the terms of the Agreement, Mr. Guthrie’s employment is on an at-will basis, he will be paid a base salary of $400,000, less applicable tax withholdings, and will be eligible for an annual target bonus of 62.5% of his base salary. The Agreement provides that Mr. Guthrie is eligible to participate in the benefits programs generally available to similarly situated Company employees.
The Agreement also provides that Mr. Guthrie will be eligible to receive awards of stock options, restricted stock units, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time.
Under the Agreement, if the Company terminates Mr. Guthrie’s employment for a reason other than cause (as defined in the Agreement), or he resigns from his employment for good reason (as defined in the Agreement), then, in addition to earned but unpaid amounts, subject to Mr. Guthrie signing a release of claims agreement with the Company and his continued compliance with a confidential information agreement entered into with the Company, then, Mr. Guthrie will receive as severance: (i) continuing payments of his base salary as in effect on the date of the termination during the severance period, which will be the period from his termination through the six-month anniversary of his termination, plus an additional two months for every fully completed year of service with us, provided that the severance period may not end later than the 12-month anniversary of his termination date; (ii) if such termination occurs prior to a change in control (as defined in the Agreement), the immediate vesting of each of his then-outstanding equity awards as to the number of shares subject to each equity award that otherwise would have vested had he remained an employee of the Company through the 12-month anniversary of his employment termination date; or if such termination occurs upon or after a Change in Control, the immediate vesting as to 100% of each outstanding equity awards that both are outstanding as of the employment termination date and were granted at least 90 days prior to the applicable change in control, and (iii) reimbursement or direct payment, as determined by the Company, of continued medical, vision and dental premiums pursuant to COBRA up to the full severance period (the “COBRA Coverage”). If the Company determines it cannot provide the COBRA Coverage to which Mr. Guthrie becomes entitled without a violation of applicable laws, the Company may instead provide a monthly cash payment, plus an amount to cover the taxes on such payment, during the severance period (which Mr. Guthrie may, but does not have to, use toward his health care continuation costs). If the Company determines it cannot provide these cash payments in lieu of COBRA Coverage without violating applicable laws, then it will not provide Mr. Guthrie with the COBRA Coverage or these cash payments.
If Mr. Guthrie’s employment with the Company terminates due to his death or disability (as defined in the Agreement), then, in addition to earned but unpaid amounts, subject to Mr. Guthrie (or his estate) signing a release of claims agreement with the Company and his continued compliance with a confidential information agreement entered into with the Company, he will receive immediate vesting of each of his then-outstanding equity awards and the COBRA Coverage. If the Company determines it cannot provide the COBRA Coverage to which Mr. Guthrie becomes entitled in connection with his death or disability without a violation of applicable laws, it will not provide such COBRA Coverage and will not provide any cash payments in lieu thereof.
In the event of a change in control that occurs while Mr. Guthrie remains an employee of the Company, if he remains employed with the Company (or any successor) as of the 1st day following the 12-month anniversary of the change in control, then 100% of any of Mr. Guthrie’s equity awards that both are outstanding as of such date and were granted to him at least 90 days prior to the change in control will vest.
The Agreement provides that, in the event that the severance payments and other benefits payable to Mr. Guthrie constitute “parachute payments” under Section 280G of the U.S. tax code and would be subject to the applicable excise tax, then his severance and other benefits will be either: (i) delivered in full; or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by Mr. Guthrie on an after-tax basis of the greatest amount of benefits.
The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which has been filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1#	Employment Agreement, dated August 3, 2017, by and between Registrant and Michael Guthrie.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#    Indicates a management contract or compensatory plan.

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

TRUECAR, INC.

Date:	August 9, 2017	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2017	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)