Form 10-Q
period 2017-09-30
TrueCar, Inc.
filed 2017-11-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 3, 2017, 99,986,517 shares of the registrant’s common stock were outstanding.

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

•
our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, including an automotive trade-in product offering and new programs with automobile manufacturers, and our ability to successfully monetize them;

•	maintaining and expanding our customer base in key geographies, including our ability to increase the number of high volume brand dealers in our network generally and in key geographies;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•	our ability to increase dealer subscription rates as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy, and actual or threatened severe weather events;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to integrate recent additions to our management team;

•	our continuing ability to provide customers access to our products and services and the impact of any failure of our solution innovations;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$196,402	$107,721
Accounts receivable, net of allowances of $3,094 and $2,600 at September 30, 2017 and December 31, 2016, respectively (includes related party receivables of $218 and $393 at September 30, 2017 and December 31, 2016, respectively)	39,587	36,867
Prepaid expenses	7,114	6,044
Other current assets	2,821	2,278
Total current assets	245,924	152,910
Property and equipment, net	68,380	66,941
Goodwill	53,270	53,270
Intangible assets, net	16,878	19,774
Other assets	1,589	1,553
Total assets	$386,041	$294,448
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,353 and $2,925 at September 30, 2017 and December 31, 2016, respectively)	$21,309	$13,827
Accrued employee expenses	6,692	8,951
Accrued expenses and other current liabilities (includes related party accrued expenses of $49 and $992 at September 30, 2017 and December 31, 2016, respectively)	10,954	12,583
Total current liabilities	38,955	35,361
Deferred tax liabilities	3,393	2,994
Lease financing obligations, net of current portion	29,086	28,833
Other liabilities	3,474	2,679
Total liabilities	74,908	69,867
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2017 and December 31, 2016; 99,892,583 and 86,159,527 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10	9
Additional paid-in capital	653,732	542,807
Accumulated deficit	(342,609)	(318,235)
Total stockholders’ equity	311,133	224,581
Total liabilities and stockholders’ equity	$386,041	$294,448
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$82,440	$75,139	$240,016	$203,426
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,088	6,320	20,610	18,910
Sales and marketing (includes related party expenses of $4,207 and $3,724 for the three months ended September 30, 2017 and 2016, and $12,750 and $10,384 for the nine months ended September 30, 2017 and 2016, respectively)	48,383	42,557	137,498	112,797
Technology and development	15,357	13,153	43,117	40,315
General and administrative	14,993	13,765	44,034	45,259
Depreciation and amortization	5,765	6,035	17,517	17,807
Total costs and operating expenses	91,586	81,830	262,776	235,088
Loss from operations	(9,146)	(6,691)	(22,760)	(31,662)
Interest income	402	91	784	286
Interest expense	(654)	(645)	(1,955)	(1,885)
Loss before provision for income taxes	(9,398)	(7,245)	(23,931)	(33,261)
Provision for income taxes	121	191	443	497
Net loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)

Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.26)	$(0.40)
Weighted average common shares outstanding, basic and diluted	98,665	84,822	93,108	84,075
Other comprehensive loss:
Comprehensive loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(24,374)	(24,374)
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,150,000	—	17,398	—	17,398
Stock-based compensation	—	—	23,654	—	23,654
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	12,583,056	1	69,873	—	69,874
Balance at September 30, 2017	99,892,583	$10	$653,732	$(342,609)	$311,133
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(24,374)	$(33,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,481	17,711
Deferred income taxes	399	437
Bad debt expense and other reserves	1,062	817
Stock-based compensation	22,661	18,033
Common stock warrant expense	—	13
Non-cash interest expense on lease financing obligation	312	314
Write-off and loss on disposal of fixed assets	148	392
Changes in operating assets and liabilities:
Accounts receivable	(3,782)	(2,928)
Prepaid expenses	(1,070)	(1,181)
Other current assets	(167)	(638)
Other assets	(36)	(311)
Accounts payable	7,400	(5,134)
Accrued employee expenses	(2,835)	756
Accrued expenses and other liabilities	(1,081)	1,479
Other liabilities	795	1,396
Net cash provided by (used in) operating activities	16,913	(2,602)
Cash flows from investing activities
Purchase of property and equipment	(15,194)	(12,872)
Net cash used in investing activities	(15,194)	(12,872)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	17,398	—
Repurchase of common stock option awards	—	(100)
Proceeds from exercise of common stock options	71,868	5,406
Taxes paid related to net share settlement of equity awards	(2,304)	(751)
Proceeds from financing obligation drawdown	—	1,521
Net cash provided by financing activities	86,962	6,076
Net increase (decrease) in cash and cash equivalents	88,681	(9,398)
Cash and cash equivalents at beginning of period	107,721	112,371
Cash and cash equivalents at end of period	$196,402	$102,973
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	993	760
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	909	143
Proceeds receivable from exercise of stock options included in other current assets	530	—
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	220	—
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company plans to adopt this guidance beginning January 1, 2018 using the cumulative effect or “modified retrospective” transition method. While the Company is continuing to assess all potential impacts of the standard, the Company has identified an impact related to the recognition of costs to obtain customer contracts. Currently, sales commissions are expensed as incurred. Under the new revenue standard, certain sales commissions will be deferred and recognized over a period of time. The Company continues to evaluate the new revenue standard and is assessing the impact this identified difference in accounting treatment may have on the consolidated financial statements.

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
 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2017		At December 31, 2016
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$196,217	$196,217	$107,721	$107,721
Total Assets	$196,217	$196,217	$107,721	$107,721

4.	Property and Equipment, net
Property and equipment consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

Computer equipment, software, and internally developed software	$79,316	$65,973
Furniture and fixtures	4,679	3,705
Leasehold improvements	7,108	6,067
Capitalized facility leases	39,302	39,302
	130,405	115,047
Less: Accumulated depreciation	(62,025)	(48,106)
Total property and equipment, net	$68,380	$66,941
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at September 30, 2017 and December 31, 2016, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At September 30, 2017 and December 31, 2016, the Company recorded accumulated amortization of $1.9 million and $1.2 million, respectively. Additionally, at September 30, 2017 and December 31, 2016, the Company recognized a corresponding lease financing obligation of approximately $31.2 million and $30.9 million, respectively.
Included in the table above are property and equipment of $5.7 million and $4.3 million at September 30, 2017 and December 31, 2016, respectively, which are capitalizable, but had not yet been placed in service. The $5.7 million and $4.3 million balances at September 30, 2017 and December 31, 2016, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.8 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively. Total depreciation and amortization expense of property and equipment was $14.6 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Amortization of internal use capitalized software development costs was $3.4 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively. Amortization of internal use capitalized software development costs was $10.8 million and $11.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of our Adjusted EBITDA less cash paid for income taxes to our cash paid for interest plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At September 30, 2017, the Company was in compliance with all financial covenants.
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
At September 30, 2017 and December 31, 2016, the Company had no outstanding amounts under the Third Amended Credit Facility. The amount available was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million at September 30, 2017.

6.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. In the second quarter of 2016, due to a deterioration in the local commercial real estate market, the Company updated its estimates of sublease rental income for these spaces and recorded additional lease exit costs. In the first quarter of 2017, the Company completed the execution of subleases for its properties and recorded a benefit of $0.1 million in lease exit costs. The benefit is recorded in general and administrative expense in the consolidated statement of comprehensive loss for the nine months ended September 30, 2017. The remaining liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets.

The following table presents a roll forward of the lease exit liability for the nine months ended September 30, 2017:

Lease Exit Costs
Accrual at December 31, 2016	$2,657
Benefit	(133)
Cash Payments	(1,020)
Accrual at September 30, 2017	$1,504
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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. The litigation is currently in the expert discovery phase. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of September 30, 2017, as we do not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that the Company is operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint does not seek monetary relief. On July 20, 2015, the Company filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the Court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently approaching the conclusion of the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date would be postponed to a future date. On May 17, 2017, the Court scheduled trial to begin on December 11, 2017. The Company believes that the portions of the second amended complaint that survived the Court’s reconsideration of the Company’s demurrer are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the Court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the Court heard oral argument on the demurrer. On October 13, 2016, the Court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the Court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the Court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery may continue to proceed regarding matters related to class certification only at this time. An additional status conference has been scheduled for January 12, 2018. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.
On June 30, 2017, the Company was named as a defendant in a putative class action lawsuit filed by Kip Haas in the U.S. District Court for the Central District of California (the “Federal Consumer Class Action”). The complaint asserts claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” The Company believes the complaint is without merit, and intends to vigorously defend itself in this matter in the event that a settlement is not consummated on terms agreeable to the Company. On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas, which has been accrued as of September 30, 2017.
On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. ("Cox Automotive") in the Supreme Court of the State of New York in the County of Nassau (the “Cox Automotive Litigation”). As it relates to the Company, the complaint in the Cox Automotive Litigation seeks an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorneys’ fees. The complaint in the Cox Automotive Litigation alleges that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. Oral argument, on request by Cox Automotive for the entry of a preliminary injunction has been scheduled for November 13, 2017. The Company believes that the complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2017, as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.

Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At September 30, 2017 and December 31, 2016, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

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

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2016	24,541,512	$8.29	5.49
Granted	4,812,839	18.41
Exercised	(11,517,023)	6.29
Canceled/forfeited	(748,821)	8.68
Outstanding at September 30, 2017	17,088,507	$12.48	7.90
At September 30, 2017, total remaining stock-based compensation expense for unvested stock option awards was $60.2 million, which is expected to be recognized over a weighted-average period of 3.2 years. For the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense for stock option awards of $5.3 million and $3.5 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense for stock option awards of $12.3 million and $10.9 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2016	4,339,320	$7.85
Granted	2,054,374	18.34
Vested	(1,217,878)	9.10
Canceled/forfeited	(328,678)	8.88
Non-vested — September 30, 2017	4,847,138	$11.91
At September 30, 2017, total remaining stock-based compensation expense for non-vested restricted stock units is $54.6 million, which is expected to be recognized over a weighted-average period of 3.1 years. The Company recorded $4.6 million and $2.8 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $10.4 million and $7.1 million in stock-based compensation expense for restricted stock units for the nine months ended September 30, 2017 and 2016, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cost of revenue	$339	$256	$775	$711
Sales and marketing	3,358	1,655	7,263	4,154
Technology and development	2,598	1,200	5,496	3,025
General and administrative	3,613	3,130	9,127	10,143
Total stock-based compensation expense	9,908	6,241	22,661	18,033
Amount capitalized to internal software use	443	292	993	760
Total stock-based compensation cost	$10,351	$6,533	$23,654	$18,793

9.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded $0.1 million and $0.2 million in income tax expense for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $0.4 million and $0.5 million in income tax expense for each of the nine months ended September 30, 2017 and 2016.
There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (“IRS”) and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)
Weighted-average common shares outstanding	98,665	84,822	93,108	84,075
Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.26)	$(0.40)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2017 and 2016 (in thousands):

	September 30,
	2017	2016

Options to purchase common stock	17,089	25,552
Common stock warrants	1,459	1,605
Non-vested restricted stock unit awards	4,847	4,578
Total shares excluded from net loss per share	23,395	31,735

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company's most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at September 30, 2017 and December 31, 2016 of $0.2 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at September 30, 2017 and December 31, 2016 of $4.4 million and $3.9 million, respectively. The Company recorded sales and marketing expense of $4.2 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expenses of $12.8 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively, related to such service arrangements.

12.	Revenue Information
The CODM reviews separate revenue information for its Transaction and Forecasts, Consulting and Other service offerings. All other financial information is reviewed by the CODM on a consolidated basis.
The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Transaction revenue	$77,526	$70,306	$225,161	$189,556
Forecasts, consulting and other revenue	4,914	4,833	14,855	13,870
Total revenues	$82,440	$75,139	$240,016	$203,426

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
During the three months ended September 30, 2017, we generated revenues of $82.4 million and recorded a net loss of $9.5 million. Of the $82.4 million in revenues, $77.5 million, or 94.0%, consisted of transaction revenues with the remaining $4.9 million, or 6.0%, derived primarily from the sale of forecasts, consulting and other revenue to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers.
Since the third quarter of 2016, we have made multiple product enhancements that have improved the consumer experience resulting in improved revenue growth rates for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Over time, we intend to increase the number of transactions on our platform, and thereby revenue, by continuing to:

(i)
increase the rate at which visitors to our website and our affinity group marketing partner sites, and users of our mobile applications, prospect with a TrueCar certified dealer by investing in delivering a more engaging experience to consumers and dealers;

(ii)	invest in additional dealer support personnel to improve and expand our dealer relationships; and
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average Monthly Unique Visitors	7,702,254	7,600,900	7,420,807	6,991,128
Units(1)	253,527	220,633	713,313	588,146
Monetization	$306	$319	$316	$322
Franchise Dealer Count	12,286	10,759	12,286	10,759
Independent Dealer Count	2,938	2,537	2,938	2,537

(1)
We issued full credits of the amount originally invoiced with respect to 5,048 and 4,547 units during the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we issued full credits of the amount originally invoiced with respect to 16,324 and 13,285 units, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 1.3% to approximately 7.7 million in the three months ended September 30, 2017 from approximately 7.6 million in the same period of 2016. The number of average monthly unique visitors increased 6.1% to approximately 7.4 million in the nine months ended September 30, 2017 from 7.0 million in the same period of 2016. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
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

The number of units increased 14.9% to 253,527 in the three months ended September 30, 2017 from 220,633 in the three months ended September 30, 2016. The number of units increased 21.3% to 713,313 in the nine months ended September 30, 2017 from 588,146 in the same period of 2016. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. Our monetization decreased 4.1% to $306 during the three months ended September 30, 2017 from $319 for the same period in 2016, primarily as a result of a decrease in OEM incentive revenue. Our monetization decreased 1.9% to $316 during the nine months ended September 30, 2017 from $322 for the same period in 2016. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,286 at September 30, 2017, an increase from 10,759 at September 30, 2016, an increase from 11,151 at December 31, 2016, an increase from 11,734 at March 31, 2017, and an increase from 12,204 at June 30, 2017. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 2,938 at September 30, 2017, an increase from 2,537 at September 30, 2016, an increase from 2,597 at December 31, 2016, an increase from 2,716 at March 31, 2017, and an increase from 2,860 at June 30, 2017.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, non-cash warrant expense, certain litigation costs, severance charges, lease exit costs, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, certain litigation costs, severance charges, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)
Non-GAAP adjustments:
Interest income	(402)	(91)	(784)	(286)
Interest expense	654	645	1,955	1,885
Depreciation and amortization	5,765	6,035	17,517	17,807
Stock-based compensation	9,908	6,241	22,661	18,033
Warrant expense (reduction)	—	13	—	13
Certain litigation costs (1)	1,491	193	4,140	615
Severance charges (2)	—	—	—	1,783
Lease exit costs (3)	—	—	(133)	2,684
Provision for income taxes	121	191	443	497
Adjusted EBITDA	$8,018	$5,791	$21,425	$9,273

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

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)
Non-GAAP adjustments:
Stock-based compensation	9,908	6,241	22,661	18,033
Warrant expense (reduction)	—	13	—	13
Certain litigation costs (1)	1,491	193	4,140	615
Severance charges (2)	—	—	—	1,783
Lease exit costs (3)	—	—	(133)	2,684
Non-GAAP net income (loss) (4)	$1,880	$(989)	$2,294	$(10,630)

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

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at September 30, 2017 and September 30, 2016.

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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2017 and December 31, 2016 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our provision for income taxes in the three and nine months ended September 30, 2017 and 2016 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$82,440	$75,139	$240,016	$203,426
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,088	6,320	20,610	18,910
Sales and marketing	48,383	42,557	137,498	112,797
Technology and development	15,357	13,153	43,117	40,315
General and administrative	14,993	13,765	44,034	45,259
Depreciation and amortization	5,765	6,035	17,517	17,807
Total costs and operating expenses	91,586	81,830	262,776	235,088
Loss from operations	(9,146)	(6,691)	(22,760)	(31,662)
Interest income	402	91	784	286
Interest expense	(654)	(645)	(1,955)	(1,885)
Loss before provision for income taxes	(9,398)	(7,245)	(23,931)	(33,261)
Provision for income taxes	121	191	443	497
Net loss	$(9,519)	$(7,436)	$(24,374)	$(33,758)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$8,018	$5,791	$21,425	$9,273
Non-GAAP net income (loss)	$1,880	$(989)	$2,294	$(10,630)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(in thousands)
Transaction revenue	$77,526	$70,306	$225,161	$189,556
Forecasts, consulting and other revenue	4,914	4,833	14,855	13,870
Revenues	$82,440	$75,139	$240,016	$203,426
Three months ended September 30, 2017 compared to three months ended September 30, 2016. The increase in our revenues of $7.3 million or 9.7% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 94.0% and 6.0%, respectively, of revenues for the three months ended September 30, 2017 as compared to 93.6% and 6.4%, respectively, for the same period in 2016. The increase in transaction revenue for the three months ended September 30, 2017 primarily reflected a 14.9% increase in units partially offset by a 4.1% decrease in monetization. Forecasts, consulting and other revenue for the three months ended September 30, 2017 remained materially consistent with the three months ended September 30, 2016. We anticipate that our revenue will continue to grow as a result of our investments in dealer relationships, in consumer messaging and in our technology platform, which we believe will enable our business to continue to scale.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. The increase in our revenues of $36.6 million or 18.0% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.8% and 6.2%, respectively, of revenues for the nine months ended September 30, 2017 as compared to 93.2% and 6.8%, respectively, for the same period in 2016. The increase in transaction revenue for the nine months ended September 30, 2017 primarily reflected a 21.3% increase in units partially offset by a 1.9% decrease in monetization. The increase in forecasts, consulting and other revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 of $1.0 million or 7.1% was primarily due to revenue from the delivery of a large project in our ALG business in the first quarter of 2017. We do not expect similar sized projects to reoccur for the remainder of the year.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,088	$6,320	$20,610	$18,910
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.6%	8.4%	8.6%	9.3%
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Cost of revenue increased $0.8 million or 12.2% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017. We expect to incur these costs during the pilot program during which we do not anticipate material revenue.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cost of revenue increased $1.7 million or 9.0% for the nine months ended September 30, 2017 as compared to the nine months ended

September 30, 2016 primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Sales and marketing expenses	$48,383	$42,557	$137,498	$112,797
Sales and marketing expenses as a percentage of revenues	58.7%	56.6%	57.3%	55.4%
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Sales and marketing expenses increased $5.8 million or 13.7% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase primarily reflected a $3.3 million increase in revenue share paid to affinity marketing partners, a $2.7 million increase in salaries and employee related expenses primarily due to increased headcount, and a $1.7 million increase in stock-based compensation. These increases were partially offset by a decrease of $2.2 million in advertising costs. We expect sales and marketing expenses to continue to increase in dollar amount due to increased headcount to better serve dealers and OEMs, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Sales and marketing expenses increased $24.7 million or 21.9% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase primarily reflected a $11.2 million increase in salaries and employee related expenses primarily due to increased headcount, a $6.5 million increase in revenue share paid to affinity marketing partners, a $3.1 million increase in stock-based compensation, a $2.3 million increase in conference and travel related expenses, a $1.6 million increase in advertising costs, and a $0.5 million increase in facilities costs. These increases were partially offset by a decrease of $0.9 million in professional fees for outsourced services.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Technology and development expenses	$15,357	$13,153	$43,117	$40,315
Technology and development expenses as a percentage of revenues	18.6%	17.5%	18.0%	19.8%
Capitalized software costs	$4,302	$3,020	$11,577	$9,361
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Technology and development expenses increased $2.2 million or 16.8% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to an increase in stock-based compensation of $1.4 million and a $0.3 million increase in salaries and employee related expenses primarily due to increased headcount.
Capitalized software costs increased $1.3 million primarily due to an increase in the amount of third party software costs capitalized related to internal use software.
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
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Technology and development expenses increased $2.8 million or 7.0% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to an increase in stock-based compensation of $2.5 million, an increase in hosting costs of $0.7 million, and an increase in facilities costs of $0.6 million partially offset by a decrease in severance costs of $1.6 million primarily related to a reorganization in our product and technology teams in the second quarter of 2016.
Capitalized software costs increased $2.2 million primarily due to an increase in the amount of third party software costs and salaries capitalized for the development of internal use software.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
General and administrative expenses	$14,993	$13,765	$44,034	$45,259
General and administrative expenses as a percentage of revenues	18.2%	18.3%	18.3%	22.2%
Three months ended September 30, 2017 compared to three months ended September 30, 2016. General and administrative expenses increased $1.2 million or 8.9% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase primarily reflected a $1.2 million increase in legal fees and a $0.5 million increase in stock-based compensation partially offset by a $0.6 million decrease in salaries and employee related expenses primarily due to decreased bonus expense. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of these litigation proceedings and related legal fees.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. General and administrative expenses decreased $1.2 million or 2.7% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease primarily reflected a $2.7 million lease exit charge in the second quarter of 2016, a $1.0 million decrease in stock-based compensation primarily driven by a reduction in compensation expense related to employees who terminated in 2016, and a $0.7 million decrease in salaries and employee related expenses primarily due to decreased bonus expense. These decrease in expenses were partially offset by a $3.2 million increase in legal fees to support our litigation efforts.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Depreciation and amortization expenses	$5,765	$6,035	$17,517	$17,807
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Depreciation and amortization expenses decreased $0.3 million or 4.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Depreciation and amortization expenses decreased $0.3 million or 1.6% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Interest expense	$654	$645	$1,955	$1,885
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Interest expense was $0.7 million for the three months ended September 30, 2017, and $0.6 million for the three months ended September 30, 2016, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in future periods.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Interest expense was $2.0 million for the nine months ended September 30, 2017, $1.9 million for the nine months ended September 30, 2016, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(dollars in thousands)
Provision for income taxes	$121	$191	$443	$497
Our provision for income taxes for the three and nine months ended September 30, 2017 and 2016 primarily reflected tax expense due to amortization of tax deductible goodwill that is not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $196.4 million.
We have incurred cumulative losses of $342.6 million from our operations through September 30, 2017, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender's consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at September 30, 2017. The amount available under the amended credit facility at September 30, 2017 was $30.7 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.3 million. See Note 5 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2017	2016

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$16,913	$(2,602)
Net cash used in investing activities	(15,194)	(12,872)
Net cash provided by financing activities	86,962	6,076
Net increase (decrease) in cash and cash equivalents	$88,681	$(9,398)
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the nine months ended September 30, 2017 was $16.9 million. This was primarily due to our net loss of $24.4 million, which, adjusted for non-cash items, including stock-based compensation expense of $22.7 million and depreciation and amortization expense of $17.5 million, resulted in $17.7 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $0.8 million related to changes in operating assets and liabilities.
The $0.8 million decrease related to changes in operating assets and liabilities primarily reflected an increase in accounts receivable of $3.8 million primarily related to increased revenues, a decrease in accrued employee expenses of $2.8 million primarily due to a decrease in accrued bonus, a decrease in accrued expenses and other liabilities of $1.1 million primarily due to decreased accrued marketing fees, and an increase in prepaid expenses of $1.1 million primarily due to an increase in prepaid insurance, software, and other costs. These uses of cash were partially offset by an increase in accounts payable of $7.4 million primarily due to an increase in marketing fees payable to our affinity group partners and advertisers, and an increase in other liabilities of $0.8 million primarily due to increased deferred rent.
Cash used in operating activities for the nine months ended September 30, 2016 was $2.6 million. This was primarily due to our net loss of $33.8 million, which, adjusted for non-cash items, including depreciation and amortization expense of $17.7 million and stock-based compensation expense of $18.0 million, resulted in $4.0 million in cash provided by operations. Net cash used in operations also reflected a decrease of $6.6 million related to changes in operating assets and liabilities, which primarily reflected a decrease of $5.1 million in accounts payable primarily due to decreased affinity group marketing fees, an increase of $2.9 million in accounts receivable primarily due to an increase in revenue, and an increase of $1.2 million in prepaid expenses primarily due to an increase in prepaid insurance and marketing fees. These uses of cash were partially offset by a $1.5 million increase in accrued expenses and other liabilities primarily due to increased accrued legal and marketing fees and a $1.4 million increase in other liabilities primarily due to an increase in lease exit costs recorded in the second quarter of 2016.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $15.2 million for the nine months ended September 30, 2017 resulted from $10.1 million of investments in software, $3.2 million of investments in furniture, leasehold, and facility improvements, and $1.9 million of investments in computer hardware.
Cash used in investing activities of $12.9 million for the nine months ended September 30, 2016 resulted from $9.1 million of investments in software, $2.8 million of investments in furniture, leasehold, and facility improvements, and $1.0 million of investments in computer hardware.

Financing Activities
Cash provided by financing activities of $87.0 million for the nine months ended September 30, 2017 reflects $69.6 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and $17.4 million of proceeds from our public offering of common stock that closed in May 2017, net of underwriting discounts and commissions and offering costs.
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
Contractual Obligations and Known Future Cash Requirements
In April 2017, we signed a memorandum of understanding for a six-month automotive trade-in pilot program with a large vehicle wholesaler. In October 2017, the pilot was extended through January 2018. The pilot program is expected to enable consumers to use our TrueCar branded website or mobile application to view real-time vehicle valuation information based on specific vehicle characteristics and receive offers for the vehicle from participating dealers in the TrueCar network. We anticipate incurring additional cash costs of approximately $1.0 million per quarter during the pilot program.
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
Interest Rate Risk
We had cash and cash equivalents of $196.4 million at September 30, 2017, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 5 to the condensed consolidated financial statements herein. As of September 30, 2017, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and image among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. During the second half of 2015, we experienced both a decline in the proportion of such high volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2017 our franchise dealer count was 12,286.

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

Our revenue grew from $38.1 million in 2010 to $277.5 million in 2016. However, beginning in the third quarter of 2015, we began experiencing slowed revenue growth. Although revenue growth has generally improved, we expect that in the future, as our revenue increases, our rate of growth may again decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•	successfully increase dealer subscription rates as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model;

•	successfully grow the revenue we derive from car manufacturer incentive programs;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third party ancillary products and services.

We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training, including the hiring of additional personnel in our dealer team;

•
technology and product development, including the hiring of additional personnel in our product development and technical teams, harmonization of our software infrastructure, and the development of new products and new features for existing products; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.

In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer, product and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our product and technology teams are focusing on developing new products and features, harmonizing our technology infrastructure and delivering a better experience to consumers and dealers. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

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

We have not been profitable since inception and had an accumulated deficit of $342.6 million at September 30, 2017. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Such expenses will increase after we cease to be an “emerging growth company.” For more information concerning our “emerging growth company” status, refer to the risk factor below, “Complying with the laws and regulations affecting public companies has increased our costs and the demands on management and could harm our operating results.” As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

Our business has grown as users and automobile dealers have increasingly used our products and services. However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We expect that our business will evolve in ways which may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

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

•
affinity group marketing partners might de-emphasize the automobile buying programs within their offerings or alter the user experience for members in a way that results in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or

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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2016, 254,241 units, or 32%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. In the quarter ended September 30, 2017, 64,841 units, or 26%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car‑buying sites we maintain for our affinity group marketing partners. At September 30, 2017, USAA beneficially owned 9,042,990 shares, which represented 9.0% of our outstanding common stock.

In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. More recently, USAA made changes to the user experience for its car-buying site, which we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the third quarter of 2017. Changes in our relationship with USAA or its promotion and marketing of our platform, or maintenance of its present car-buying site user experience could adversely affect our business and operating results in the future.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $137.5 million and $112.8 million on sales and marketing during the nine months ended September 30, 2017 and 2016, respectively.

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

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and upgrade our system architecture. We also intend to continue investing to increase awareness of our brand, including via television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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
In August 2016, we met with investigators from the California Department of Motor Vehicles (the “California DMV”) regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California (the “Unlicensed Auction Allegation”). We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. In October 2016, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators would continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the Court granted in part and denied in part our motion to dismiss. The litigation is currently in the expert discovery phase. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation seeks declaratory and injunctive relief based on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the Court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterates the claims in the prior complaints and adds claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the Court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the Court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the Court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the Court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation is currently approaching the conclusion of the discovery phase and was previously scheduled for trial in August 2017. On April 3, 2017, the Court indicated that the trial date would be postponed to a future date. On May 17, 2017, the Court scheduled trial to begin on December 11, 2017. We believe that the portions of the second amended complaint that survived the Court’s reconsideration of our demurrer are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserts claims for violation of the California False Advertising Act and violation of California’s Unfair Business Practices Act, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter in the event that a settlement is not consummated on terms agreeable to the Company. On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis for the payment of an immaterial amount to Mr. Haas. Because the anticipated settlement has not yet been consummated, based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not settled on terms consistent with the agreement in principle or otherwise resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In October 2017, we were named as a defendant in a lawsuit filed by Cox Automotive, Inc. ("Cox Automotive") in the Supreme Court of the State of New York in the County of Nassau (the “Cox Automotive Litigation”). As it relates to us, the complaint in the Cox Automotive Litigation seeks an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorneys’ fees. The complaint in the Cox Automotive Litigation alleges that we engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former employee, who is also named as a defendant in the lawsuit. We believe that the complaint is without merit, and we intend to vigorously defend ourselves in this matter. On October 20, 2017, the court granted a temporary restraining order prohibiting us from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. Oral argument, on request by Cox Automotive, for the entry of a preliminary injunction has been scheduled for November 13, 2017. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the CNCDA Litigation and the California Consumer Class Action, and we may incur significant fees in our defense of the Federal Consumer Class Action and the Cox Automotive Litigation or fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter. The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com, eBay Motors, Autoweb.com (formerly Autobytel.com), Edmunds.com, KBB.com, Cargurus.com and Cars.com;

•	sites operated by automobile manufacturers such as General Motors and Ford;

•	providers of offline, membership-based car-buying services such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

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

In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands.  Self-driving technology, ride sharing, transportation networks and other fundamental changes in automotive and transportation could have a substantial impact on consumer demand for the purchase or lease of automobiles.  If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.

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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our operating results, business and financial condition may be harmed.

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

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

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

Although we are developing a unified architecture, our systems currently employ multiple software platforms. As we upgrade our system architecture we may encounter challenges that could impact our business, and our ability to quickly change aspects of our consumer and dealer experiences may be limited. During the third quarter of 2016 we began hosting certain of our systems using an enterprise cloud computing provider; however, a substantial portion of the computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems continues to be located at co-location facilities in Los Angeles and Chicago. Although we have two locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, denial-of-service attacks, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web-hosting providers could adversely affect the experience of our consumers and dealers. Such providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

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

We utilize a cloud‑based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud‑based data processing, storage capabilities and other cloud‑based services. As of September 30, 2017, a portion of our computing processes are cloud‑based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial‑of‑service or other cyberattacks and computer viruses, or an interruption to the third‑party systems or in the infrastructure which allows us to connect to the third‑party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

Failure to adequately protect our intellectual property could harm our business and operating results.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “TrueCar.”

We currently hold the “TrueCar.com” and “True.com” Internet domain names as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name TrueCar.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2017, we will cease to be an “emerging growth company”, effective as of December 31, 2017. In addition, the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

In addition to compliance with Section 404, we also will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2018 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on the Form 10-K and proxy statement for the year ending December 31, 2017. As a result, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry, as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, such as our acquisition of ALG in 2011. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would materially and adversely affect our results of operations.

We had goodwill and intangible assets of $70.1 million at September 30, 2017. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

The Internal Revenue Code of 1986, as amended (“IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, our ability to use pre‑change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Therefore, if we generate taxable income in the future, our ability to reduce our federal income tax liability may be subject to limitation.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter and year ending December 31, 2017, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management's guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.

As of September 30, 2017, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 63% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the nine months ended September 30, 2017, the trading price of our common stock fluctuated from a low of $12.40 per share to a high of $21.75 per share. For the fiscal year ended December 31, 2016, the trading price of our common stock fluctuated from a low of $4.42 per share to a high of $13.29 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of September 30, 2017, there were 17.1 million shares underlying options and 4.8 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non‑affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/AFile No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/AFile No. 333-195036	3.4	5/5/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	November 8, 2017	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017	By:	/s/ Michael Guthrie
Michael Guthrie
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2017	By:	/s/ John Pierantoni
John Pierantoni
Chief Accounting Officer
(Principal Accounting Officer)