Form 10-K
period 2017-12-31
TrueCar, Inc.
filed 2018-03-01
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,438,690,916 based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of February 22, 2018, the registrant had 100,558,696 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar”, “the Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar.com, Inc. and ALG, Inc., unless the context indicates otherwise. TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG.”

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to grow revenue, scale our business, generate cash flow, fulfill our mission and ability to achieve, and maintain, future profitability;

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

•
our ability to successfully increase dealer subscription rates, and manage dealer churn, as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model;

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

We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam's Club and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.

We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and guaranteed savings off the manufacturer’s suggested retail price, or MSRP, for that make, model and trim, as well as, in most instances, price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. Guaranteed savings off MSRP are reflected in a Guaranteed Savings Certificate which the consumer may then take to the dealer and apply toward the purchase of the specified make, model and trim of car. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.

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

The following are key elements of our consumer experience:

Market pricing data. Through our websites and mobile applications, a consumer selects a vehicle, adds desired options and inputs a ZIP code. In most instances, we then present the consumer with the TrueCar Curve, a graphical distribution of what others paid for a similar make, model and trim of car. Within this distribution, we include MSRP, factory invoice and average price paid for that make, model and trim in the consumer’s local market. We generally provide consumers with our TrueCar Average, a proprietary calculation based on the recent transactions of TrueCar users, that provides an understanding of what others have paid for similarly configured vehicles. This information enables the consumer to evaluate a potential price in the context of broader market data.

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

Used car listings

For consumers looking to purchase a used car, we provide an aggregated listing of used vehicles for sale in their local area. These listings are consolidated from a variety of sources, including members of our network of TrueCar Certified Dealers that sell used cars. In addition to displaying stated information made available by the seller about the pricing and condition of a car, we provide consumers with information related to the value of other cars of the same make, model, year and stated condition in the market. Through our websites and mobile applications, the user can contact the dealer, identifying herself as a TrueCar user, to initiate communications that may ultimately result in a completed transaction.

ALG

We forecast data on residual values of cars and provide this information on a subscription and consultative basis via ALG, our wholly-owned subsidiary. Automotive manufacturers, lenders, lessors, dealers and software providers use information from ALG to determine the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios.

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

We also support initiatives for our affinity group marketing partners, including USAA, Consumer Reports, AAA, American Express and PenFed. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including television, email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization and social networking.

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

Our principal competitors for consumer awareness include:

•	Internet search engines and online automotive sites such as Google, AutoTrader.com, eBay Motors, Autoweb.com (formerly Autobytel.com), Edmunds.com, KBB.com, Cargurus.com and Cars.com;

•	sites operated by automobile manufacturers;

•	providers of offline, membership-based car-buying services, such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

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

Our principal competitors for car dealer marketing spend include:

•
online automotive content publishers such as Edmunds.com and KBB.com selling impression-based display advertising, and online automotive classified listing sites such as AutoTrader.com, Cargurus.com and Cars.com selling inventory-based subscription billing;

•	lead generators such as Autoweb.com selling pay-per-lead advertising;

•	Internet search engines such as Google selling cost-per-click advertising; and

•	offline media, including newspaper, outdoor advertising, radio, television and direct mail.

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

At December 31, 2017, we had 32 U.S. issued patents, 38 pending U.S. patent applications, 7 issued foreign patents and 17 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2035. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

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

In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. On December 7, 2015, the court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the amended complaint. On March 30, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into a binding Settlement Agreement and Release (the “CNCDA Settlement Agreement”) to fully resolve the litigation. Pursuant to the CNCDA Settlement Agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the resolution of this matter, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles (the “Participating Dealer Litigation”). The complaint, filed by numerous dealers participating on the TrueCar Platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that the Company is engaging in unfairly competitive practices and is operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, although it could be re-filed at a later date. There have been no further pleadings in this action.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, we filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part our demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. A hearing on the plaintiff’s class certification motion has been scheduled for May 25, 2018. We believe the amended complaint is without merit and intend to vigorously defend ourselves in this matter.

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

In June 2017, we were named as a defendant in a putative class action lawsuit filed by Kip Haas in the U.S. District Court for the Central District of California (the “Federal Consumer Class Action”). The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into a binding Confidential Settlement Agreement and Mutual Release (the “Haas Settlement Agreement”) on the same financial terms agreed to in principle on October 23, 2017. Thereafter, we fully satisfied the financial terms of the Haas Settlement Agreement, and pursuant to the Haas Settlement Agreement, the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter pursuant to the Haas Settlement Agreement, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

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

Employees

At December 31, 2017, we had 686 full-time employees at locations in Santa Monica, Austin, Denver and San Francisco as well as field employees in other locations throughout the United States. We also engage a number of temporary employees and consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in February 2005 under our then corporate name Zag.com Inc. and began business operations in April 2005. We completed our initial public offering in May 2014 and our common stock is listed on The NASDAQ Global Select Market under the symbol “TRUE.”

Available Information

Our internet address is www.true.com. Our investor relations website is located at http://ir.true.com/. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

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

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. More recently, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2017 our franchise dealer count was 12,142.
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
In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry. These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. To the extent that these groups believe that automobile dealerships should not do business with us, this belief may become quickly and widely shared by automobile dealerships and we may lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleging that we are operating in the State of California as an unlicensed automobile dealer and autobroker. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and to the extent that a group decides to leave our network, this decision would typically apply to all dealerships within the group.

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
The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president. In January 2018, our chief financial officer resigned, and our chief accounting officer is currently serving as interim chief financial officer. Our current executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our current executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

Our growth in recent years may not be indicative of our future growth and, we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $323.1 million in 2017. However, we expect that in the future, as our revenue increases, our rate of growth may decline. In addition, we may not be able to grow as fast or at all if we do not accomplish the following:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•
successfully increase dealer subscription rates, and manage dealer churn, as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model and, as a result, our revenue and revenue growth potential become more subscription-based;

•	successfully grow the revenue we derive from car manufacturer incentive programs;

•	successfully transition and scale our automotive trade-in program from a pilot to a nationwide offering;

•	successfully complete our technology replatforming project, which we believe will enable us to launch new products and offerings in the future;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third party ancillary products and services.
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
We have not been profitable since inception and had an accumulated deficit of $351.1 million at December 31, 2017. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Such expenses will increase now that we have ceased to be an “emerging growth company.” For more information concerning our “emerging growth company” status, refer to the risk factor below: “Complying with the laws and regulations affecting public companies has increased our costs and the demands on management and could harm our operating results.” As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.
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
The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2017, 261,307 units, or 27%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, USAA has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At December 31, 2017, USAA beneficially owned 9,042,990 shares, which represented 9.0% of our outstanding common stock.
In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. During the third quarter of 2017, USAA made changes to the user experience for its car-buying site, which we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and may continue to impact the future volume of user traffic we receive from USAA. Changes in our relationship with USAA or its promotion and marketing of our platform, or future modifications of its car-buying site user experience could adversely affect our business and operating results in the future.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $185.4 million on sales and marketing during 2017.
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

In May 2015, we were named as a defendant in a lawsuit filed in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint, filed by the California New Car Dealers Association, sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In December 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed. For more information concerning the CNCDA Litigation, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles (the “Participating Dealer Litigation”). The complaint, filed by numerous dealers participating on the TrueCar platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that the Company was engaging in unfairly competitive practices and was operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. In September 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles (the “California Consumer Class Action”). The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In November 2017, the parties entered into a binding settlement agreement, and the litigation was dismissed in December 2017. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Southern District of New York (the “NY Lanham Act Litigation”). The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, seeks injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. For more information concerning the NY Lanham Act Litigation, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. Discovery in this matter has been completed, and the court has scheduled a hearing in April 2018 on the issue of the admissibility of testimony proffered by the plaintiffs’ expert. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint in the CNCDA Litigation sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into the CNCDA Settlement Agreement to fully resolve the litigation. Pursuant to the CNCDA Settlement Agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the full resolution of this matter pursuant to the Settlement Agreement, we do not believe that an additional loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a purported securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Federal Securities Litigation sought an award of unspecified damages, interest and attorneys’ fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserted a putative class period stemming from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. A hearing on the plaintiff’s class certification motion has been scheduled for May 25, 2018. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into the Haas Settlement Agreement on the same financial terms agreed to in principle on October 23, 2017. Thereafter, the Company fully satisfied the financial terms of the Haas Settlement Agreement, and pursuant to the Haas Settlement Agreement, the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter pursuant to the Haas Settlement Agreement, and except with respect to the above-noted immaterial payment, we do not believe that an additional loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In October 2017, we were named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau (the “Cox Automotive Litigation”). As it relates to us, the complaint in the Cox Automotive Litigation seeks an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorneys’ fees. The complaint in the Cox Automotive Litigation alleges that we engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting us from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on the request by Cox Automotive for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. We were not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, we do not believe a loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We will incur significant legal fees in our defense of the NY Lanham Act Litigation and the California Consumer Class Action, and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. In addition, to the extent any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to continue to partner with us. If we are unable to compete with these companies, the demand for our products and services could substantially decline.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.
We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Moreover, the use of voice recognition technology, such as Alexa, Google Assistant or Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
As we introduce new offerings, such as our automotive trade-in pilot program, or enhance existing products and services on our platform we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. In addition, we may not successfully demonstrate the value of these expanded or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.
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
In addition, from time to time, concerns have been expressed about whether our products, services or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business and operating results.
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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application, and prevent or inhibit the ability of consumers to access our products and services. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those system could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users that obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for such invoices and recognizing revenue related to such purchases.
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
Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results and financial condition.
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
We are currently evaluating implementation of a new enterprise resource planning (ERP) software solution. If we do not appropriately manage this project, our operations could be significantly disrupted.
We are currently evaluating implementation of a new ERP software solution. This project could have a significant impact on our business processes, information systems and internal controls, and will require significant change management, investment in capital and personnel resources, and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to a new ERP solution, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenues. Difficulties in implementing a new ERP solution could disrupt our operations, divert management’s attention from key strategic initiatives, and have an adverse effect on our results of operations, financial condition and cash flow.
Failure to adequately protect our intellectual property could harm our business and operating results.
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase now that, effective December 31, 2017, we are no longer an “emerging growth company.” In addition, the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made, and will continue to make, some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
As we are no longer an “emerging growth company”, our independent registered public accounting firm is now required to undertake an assessment of our internal control over financial reporting. As a consequence, the cost of our compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”) has correspondingly increased. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
In addition, we have previously taken advantage of the Jumpstart Our Business Startups Act of 2012's reduced disclosure requirements applicable to "emerging growth companies" regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and as such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2018 annual meeting of stockholders. As a result, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.
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
We had goodwill and intangible assets of $69.2 million at December 31, 2017. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows, or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.
If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We had federal net operating loss carryforwards of approximately $393.6 million and state net operating loss carryforwards of approximately $247.5 million at December 31, 2017. The federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2018, respectively. At December 31, 2017, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.
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
A cumulative ownership change of more than 50% over a three‑year period, along with other limitations imposed by certain state and local jurisdictions, may limit the amount of net operating losses and credits that we may utilize in any one year. As a result of historical equity issuances, we have determined that the annual utilization of our net operating losses and tax credits are subject to the provisions of IRC Sections 382 and 383. Future changes in our stock ownership, including future equity offerings, as well as other changes that may be outside our control, could potentially result in further limitations on our ability to utilize our net operating loss and credit carryforwards. For example, the Tax Act described below includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets and liabilities will be revalued at the newly enacted rate.
Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex and, among other items, reduce the corporate tax rate. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Tax Act, or future changes in tax laws applicable to us, could materially increase our future income tax expense.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending March 31, 2018, as well as the year ending December 31, 2018, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers, directors, their affiliates and holders of 5% or more of our outstanding commons stock may prevent new investors from influencing significant corporate decisions.
As of December 31, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 68% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the fiscal year ended December 31, 2017, the trading price of our common stock fluctuated from a low of $10.16 per share to a high of $21.75 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management;

•	conditions in the automobile industry; and

•	general economic conditions and slow or negative growth of our markets.
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
At December 31, 2017, approximately 100.4 million shares of our common stock were outstanding. In addition, as of December 31, 2017, there were 16.7 million shares underlying options and 4.3 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
In January 2017, we filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities up to a total dollar amount of $100 million, and selling stockholders may sell, from time to time, up to 20 million shares of common stock (the “2017 Shelf Registration”) pursuant to which we may offer and sell from time to time up to $100 million of securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights and/or units at prices and on terms that we may determine, and pursuant to which up to 20 million shares of common stock may be offered and sold from time to time by selling stockholders. The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017. On May 2, 2017, an offering pursuant to the 2017 Shelf Registration was effected. We sold 1.15 million shares of the Company's common stock and certain selling stockholders sold 9.2 million shares of common stock in the offering.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our principal offices in Santa Monica, California. We currently lease approximately 38,000 square feet at 120 Broadway in Santa Monica, under a lease that expires in December 2025, and approximately 34,000 square feet at 1401 Ocean Avenue in Santa Monica that expires in 2029. We also lease approximately 38,000 square feet at 13215 Bee Cave Parkway in Austin, Texas, that expires in 2027. We maintain additional leased spaces in several other Santa Monica locations as well as spaces in San Francisco, California, and Denver, Colorado. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$15.96	$12.40	$9.47	$4.42
Second Quarter	$19.96	$13.91	$7.98	$5.13
Third Quarter	$21.75	$14.45	$11.13	$7.63
Fourth Quarter	$16.45	$10.16	$13.29	$8.47

Holders of Record

As of February 22, 2018, there were 132 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On May 2, 2017, we closed a public offering of 1,150,000 shares of common stock sold by us and 9,200,000 shares of common stock sold by selling stockholders. The public offering price of the shares sold was $16.50 per share. We received aggregate net proceeds of $17.4 million, net of underwriting discounts, commissions, and offering costs of $1.6 million. We did not received any proceeds from the sale of shares by the selling stockholders. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-215614). Goldman, Sachs & Co., J.P. Morgan, RBC Capital Markets, JMP Securities, B. Riley & Co., Craig-Hallum Capital Group, Stephens Inc., and Loop Capital Markets acted as the underwriters. There has been no material change in the planned use of proceeds from the offering as described in our final prospectus filed with the SEC on April 27, 2017 pursuant to Rule 424(b).

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from May 16, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on May 16, 2014 in our common stock, the NASDAQ Composite and the RDG Internet Composite, and the data for the NASDAQ Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$250
$200
$150
$100
$50
$0
5/16/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 5/16/14 in stock or 4/30/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data at December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except share and per share amounts)
Revenues	$323,149	$277,507	$259,838	$206,649	$133,958
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(1):	28,227	25,167	23,657	17,513	15,295
Sales and marketing (1)	185,397	154,406	151,002	128,569	75,180
Technology and development (1)	59,070	53,580	48,021	36,563	23,685
General and administrative (1)	61,646	59,908	83,494	58,296	30,857
Depreciation and amortization	22,472	23,345	17,646	13,213	11,569
Total costs and operating expenses	356,812	316,406	323,820	254,154	156,586
Loss from operations	(33,663)	(38,899)	(63,982)	(47,505)	(22,628)
Interest income	1,260	376	107	59	121
Interest expense	(2,610)	(2,530)	(443)	(380)	(1,988)
Other income	—	—	13	37	18
Loss before income taxes	(35,013)	(41,053)	(64,305)	(47,789)	(24,477)
(Benefit from) / provision for income taxes	(2,164)	655	606	640	579
Net loss	$(32,849)	$(41,708)	$(64,911)	$(48,429)	$(25,056)
Net loss per share, basic and diluted (2) (3)	$(0.35)	$(0.49)	$(0.79)	$(0.68)	$(0.43)
Weighted average common shares outstanding, basic and diluted (2) (3)	94,865	84,483	81,914	70,837	58,540
Other Financial Information:
Adjusted EBITDA (4)	$28,884	$15,039	$7,572	$10,884	$2,140
Non-GAAP net income (loss) (5)	$7,226	$(11,115)	$(11,016)	$(3,290)	$(11,875)

(1)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Cost of revenue	$1,105	$960	$792	$454	$141
Sales and marketing	10,353	5,837	4,493	4,743	2,561
Technology and development	8,060	4,398	4,294	5,013	1,762
General and administrative	12,723	13,544	32,984	19,123	4,882
Total stock-based compensation expense	$32,241	$24,739	$42,563	$29,333	$9,346

(2)	See Note 10 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(3)	All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 2-for-3 reverse stock split, which was effected on May 2, 2014.

(4)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

(5)
Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) and a reconciliation of Non-GAAP net income (loss), see “Non-GAAP Financial Measures.”

	At December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents and short term investments	$197,762	$107,721	$112,371	$147,539	$43,819
Working capital, excluding restricted cash	205,573	117,549	113,855	145,666	36,637
Property and equipment, net	70,710	66,941	71,390	30,731	15,238
Total assets	384,834	294,448	302,374	296,952	174,750
Total indebtedness	—	—	—	—	4,764
Lease financing obligation	29,129	28,833	26,987	6,093	—
Convertible preferred stock	—	—	—	—	29,224
Total stockholders’ equity	313,118	224,581	232,692	249,198	112,180

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, non-cash warrant expense, change in fair value of contingent consideration, stock-based compensation, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, severance charges, lease exit costs, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, change in the fair value of contingent consideration, IPO-related expenses, ticker symbol acquisition costs, certain litigation costs and legal settlements, severance charges, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.

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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in respect of certain litigation, or the costs to defend ourselves in various complaints filed against us or to settle such litigation, which we expect to continue to be significant;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflect a non-recurring legal settlement in favor of the Company;

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash severance costs due to certain former executives and former members of our product and technology teams affected by a reorganization;

•	neither Adjusted EBITDA non Non-GAAP net income (loss) reflects the lease exit costs associated with consolidation of the Company’s office locations in Santa Monica, California.

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with share-based compensation or warrant issuances; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently than we do, limiting their usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(32,849)	$(41,708)	$(64,911)	$(48,429)	$(25,056)
Non-GAAP adjustments:
Interest income	(1,260)	(376)	(107)	(59)	(121)
Interest expense	2,610	2,530	443	380	1,988
Depreciation and amortization	22,472	23,345	17,646	13,213	11,569
Stock-based compensation (1)	32,241	24,739	42,563	29,333	9,346
Warrant expense (reduction)	—	46	(803)	9,808	3,740
Change in fair value of contingent consideration	—	—	—	—	95
IPO-related expenses	—	—	—	3,717	—
Ticker symbol acquisition costs	—	—	—	803	—
Certain litigation costs (2)	7,967	960	6,171	2,270	—
Legal settlement (3)	—	—	—	(792)	—
Severance charges (4)	—	1,783	3,732	—	—
Lease exit costs (5)	(133)	3,065	2,232	—	—
(Benefit from) / provision for income taxes	(2,164)	655	606	640	579
Adjusted EBITDA	$28,884	$15,039	$7,572	$10,884	$2,140

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. (the “Sonic Litigation”), complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
In 2016, we incurred severance costs of $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Year Ended
	December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(32,849)	$(41,708)	$(64,911)	$(48,429)	$(25,056)
Non-GAAP adjustments:
Stock-based compensation (1)	32,241	24,739	42,563	29,333	9,346
Warrant expense (reduction)	—	46	(803)	9,808	3,740
Change in fair value of contingent consideration	—	—	—	—	95
IPO-related expenses	—	—	—	3,717	—
Ticker symbol acquisition costs	—	—	—	803	—
Certain litigation costs (2)	7,967	960	6,171	2,270	—
Legal settlement (3)	—	—	—	(792)	—
Severance charges (4)	—	1,783	3,732	—	—
Lease exit costs (5)	(133)	3,065	2,232	—	—
Non-GAAP net income (loss) (6)	$7,226	$(11,115)	$(11,016)	$(3,290)	$(11,875)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with the Sonic Litigation, complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar, and securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(3)
Represents a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
In 2016, we incurred severance costs of $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of the year ended December 31, 2015. In addition, we also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of ongoing operating results.

(5)
Represents the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(6)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at December 31, 2017 and December 31, 2016.

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

We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam’s Club and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.

We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and guaranteed savings off the manufacturer’s suggested retail price, or MSRP, for that make, model and trim, as well as, in most instances, price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. Guaranteed savings off MSRP are reflected in a Guaranteed Savings Certificate which the consumer may then take to the dealer and apply toward the purchase of the specified make, model and trim of car. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.

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

During the year ended December 31, 2017, we generated revenues of $323.1 million and recorded a net loss of $32.8 million. Of the $323.1 million in revenues, 94.0% consisted of transaction revenues with the remaining 6.0% derived primarily from the sale of forecasts, consulting and other services to the automotive and financial services industries. Revenues from the sale of forecasts, consulting and other services are derived primarily from the operations of our ALG subsidiary. Transaction revenues primarily consist of fees paid to us by our network of TrueCar Certified Dealers.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2017	2016	2015
Average Monthly Unique Visitors	7,380,838	7,004,863	5,999,606
Units(1)	952,834	806,953	750,108
Monetization	$319	$322	$322
Franchise Dealer Count	12,142	11,151	9,094
Independent Dealer Count	2,979	2,597	2,082

(1)
We issued full credits of the amount originally invoiced with respect to 21,835, 19,021, and 12,484 units during the years ended December 31, 2017, 2016 and 2015, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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

The number of average monthly unique visitors increased 5.4% to approximately 7.4 million for the year ended December 31, 2017 from approximately 7.0 million for the year ended December 31, 2016. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.

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

The number of units increased 18.1% to 952,834 for the year ended December 31, 2017 from 806,953 for the year ended December 31, 2016. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue in a given period by the number of units in that period. For the years ended December 31, 2017 and December 31, 2016, our monetization was $319 and $322 per unit, respectively.  We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services, including OEM incentive programs.

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

Our franchise dealer count increased to 12,142 at December 31, 2017 from 11,151 at December 31, 2016 and 9,094 at December 31, 2015. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.

Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count increased to 2,979 at December 31, 2017 from 2,597 at December 31, 2016 and 2,082 at December 31, 2015.

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

Technology and Development. Technology and development expenses consist primarily of employee related expenses including salaries, bonuses, benefits, severance and stock-based compensation expenses, third-party contractor fees, facilities costs, software costs, as well as our product development, product management, research and analytics, and internal IT functions.

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

Interest Expense. Interest expense primarily consists of interest on our built-to-suit lease financing obligations.

(Benefit from) / Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets as of December 31, 2017 and December 31, 2016 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 34%. Our benefit for income taxes in 2017 primarily reflects a benefit associated with the reduction in corporate tax rates and a benefit due to the decrease in valuation allowance associated with the partial recognition of the Company's tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes in 2016 and 2015 primarily reflect a tax expense associated with the amortization of tax-deductible goodwill.

We have accumulated federal net operating loss carryforwards of approximately $393.6 million and state net operating loss carryforwards of approximately $247.5 million at December 31, 2017.

See Note 9 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2017	2016	2015

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$323,149	$277,507	$259,838
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	28,227	25,167	23,657
Sales and marketing	185,397	154,406	151,002
Technology and development	59,070	53,580	48,021
General and administrative	61,646	59,908	83,494
Depreciation and amortization	22,472	23,345	17,646
Total costs and operating expenses	356,812	316,406	323,820
Loss from operations	(33,663)	(38,899)	(63,982)
Interest income	1,260	376	107
Interest expense	(2,610)	(2,530)	(443)
Other income	—	—	13
Loss before income taxes	(35,013)	(41,053)	(64,305)
(Benefit from) / provision for income taxes	(2,164)	655	606
Net loss	$(32,849)	$(41,708)	$(64,911)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2017	2016	2015
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	9	9	9
Sales and marketing	57	56	58
Technology and development	18	19	18
General and administrative	19	22	32
Depreciation and amortization	7	8	7
Loss from operations	(10)	(14)	(25)
Interest income	*	*	*
Interest expense	(1)	(1)	*
Other income	*	*	*
Loss before income taxes	(11)	(15)	(25)
(Benefit from) / provision for income taxes	(1)	*	*
Net loss	(10)%	(15)%	(25)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenues

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Revenues
Transaction revenue	$303,840	$259,516	$241,395	17.1%	7.5%
Forecasts, consulting and other revenue	19,309	17,991	18,443	7.3%	(2.5)%
Total revenues	$323,149	$277,507	$259,838	16.4%	6.8%

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in our revenues of $45.6 million or 16.4%, for 2017 as compared to 2016 primarily reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 94.0% and 6.0%, respectively, of revenues for 2017 as compared to 93.5% and 6.5%, respectively, of revenues for 2016. The increase in transaction revenue for 2017 primarily reflected a 18.1% increase in units. The 7.3% increase in forecasts, consulting and other revenue for 2017 as compared to 2016 is primarily due to revenue from the delivery of a large project in our ALG business in the first quarter of 2017. In 2018, we expect our year-over-year revenue to increase as the result of our investments in dealer and OEM relationships, in consumer messaging and in our technology platform, which we believe will enable our business to scale.

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in our revenues of $17.7 million or 6.8%, for 2016 as compared to 2015 reflected the increase in our transaction revenue. Transaction revenue and forecasts, consulting and other revenue comprised 93.5% and 6.5%, respectively, of revenues for 2016 as compared to 92.9% and 7.1%, respectively, of revenues for 2015. The increase in transaction revenue for 2016 primarily reflected a 7.6% increase in units. The 2.5% decrease in forecasts, consulting and other revenue for 2016 as compared to 2015 is primarily due to a decrease in lead referral fees.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$28,227	$25,167	$23,657	12.2%	6.4%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.7%	9.1%	9.1%

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in cost of revenue of $3.1 million or 12.2% for 2017 as compared to 2016 was primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in cost of revenue of $1.5 million or 6.4% for 2016 as compared to 2015 was primarily due to increased employee related costs associated with an increase in headcount.

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Sales and marketing expense	$185,397	$154,406	$151,002	20.1%	2.3%
Sales and marketing expense as a percentage of revenues	57.4%	55.6%	58.1%

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in sales and marketing expenses of $31.0 million or 20.1% for 2017 as compared to 2016 reflected a $12.3 million increase in salaries and employee related expenses primarily due to increased headcount, a $10.3 million increase in revenue share paid to affinity marketing partners, a $4.5 million increase in stock-based compensation, a $2.7 million increase in conference and travel related expenses, a $0.7 million increase in advertising costs, and a $0.6 million increase in facilities costs. These increases were partially offset by a $0.9 million decrease in professional fees for outsourced services. We expect sales and marketing expenses to continue to increase in total due to increased headcount to better serve dealers and OEMs, as well as increased affinity group marketing partner fees, media production costs, television and radio advertising, digital customer acquisition costs, and marketing programs as we grow our business.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Technology and development expenses	$59,070	$53,580	$48,021	10.2%	11.6%
Technology and development expenses as a percentage of revenues	18.3%	19.3%	18.5%
Capitalized software costs	$15,573	$12,025	$15,645	29.5%	(23.1)%

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in technology and development expenses of $5.5 million or 10.2% for 2017 as compared to 2016 is primarily due to an increase in stock-based compensation of $3.7 million, an increase in hosting costs of $1.1 million, an increase in facilities costs of $0.9 million, and an increase in professional fees of $0.4 million. These increases were partially offset by a decrease in severance costs of $1.6 million primarily related to a reorganization in our product and technology teams in the second quarter of 2016.

Capitalized software costs increased $3.5 million for 2017 as compared to 2016 primarily due to an increase in the amount of salaries capitalized for the development of internal use software of $1.9 million and an increase in the amount of capitalized third-party developer and software costs of $1.6 million.

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

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in technology and development expenses of $5.6 million or 11.6% for 2016 as compared to 2015 includes an increase of $5.7 million in increased salaries and related expenses due to increased headcount, higher bonus expense in 2016 than in 2015, and $1.3 million of severance costs related to a reorganization in our product and technology teams made in the second quarter of 2016 to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. The increase in technology and development expense also includes a $1.7 million increase in software license and hosting expenses. These increases were partially offset by a $0.9 million decrease in write-offs of capitalized software that we determined not to place in service and a $0.5 million increase in the amount of salaries capitalized for the development of internal use software costs, which reduced technology development expenses.

Capitalized software costs decreased $3.6 million for 2016 as compared to 2015 primarily due to the decrease in the amount of capitalized third-party developer and software costs of $4.1 million, which was partially offset by an increase in the amount of salaries capitalized for the development of internal use software of $0.5 million.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
General and administrative expense	$61,646	$59,908	$83,494	2.9%	(28.2)%
General and administrative expense as a percentage of revenues	19.1%	21.6%	32.1%

Year ended December 31, 2017 compared to year ended December 31, 2016. General and administrative expenses increased $1.7 million or 2.9% for 2017 as compared to 2016. The increase is primarily due to a $6.9 million increase in legal related expenses. The increase was partially offset by a $4.0 million decrease in facilities costs primarily due to decreased lease exit charges of $3.2 million, a $1.2 million decrease in salaries and employee related expenses primarily due to decreased bonus expense, a $0.8 million decrease in stock-based compensation primarily driven by a reduction in compensation expense related to employees who terminated in 2016, and a $0.4 million decrease in consulting costs.

Year ended December 31, 2016 compared to year ended December 31, 2015. The decrease in general and administrative expenses of $23.6 million or 28.2% for 2016 as compared to 2015 is primarily due to a $19.4 million reduction in stock based-compensation as a result of certain terminated executives who received accelerations and modifications of their equity awards in 2015. Additionally, the decrease in general and administration expense includes a $7.5 million decrease in professional services fees primarily due to decreased legal fees related to ongoing litigation. These decreases were partially offset by an increase of $2.4 million in facilities costs, which includes a $0.8 million increase in lease exit costs associated with certain leased facilities that we exited in the fourth quarter of 2015. For further discussion of executive severance, refer to Note 6 to our consolidated financial statements contained herein.

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Depreciation and amortization expenses	$22,472	$23,345	$17,646	(3.7)%	32.3%

Year ended December 31, 2017 compared to year ended December 31, 2016. Depreciation and amortization expenses decreased $0.9 million or 3.7% for 2017 as compared to 2016 due to lower capitalized software costs in 2016 than in 2015 that impacted depreciation and amortization of these assets in subsequent years. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment and the timing of placing projects in service.

Year ended December 31, 2016 compared to year ended December 31, 2015. Depreciation and amortization expenses increased $5.7 million or 32.3% for 2016 as compared to 2015. The increase was primarily related to growth in capitalized software costs and includes $2.1 million in accelerated depreciation related to software assets that we have determined to have shortened useful lives in light of recently commenced efforts to upgrade our technology infrastructure. The shortened useful lives of these assets result in comparatively greater depreciation in 2016 than the corresponding periods in 2015.

Interest Expense

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
Interest expense	$2,610	$2,530	$443	3.2%	471.1%

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased $0.1 million or 3.2% for 2017 as compared to 2016. Interest expense relates to interest incurred on our lease financing obligation for our Santa Monica leased office space and San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in 2018.

Year ended December 31, 2016 compared to year ended December 31, 2015. The increase in interest expense of $2.1 million or 471.1% for 2016 as compared to 2015 is primarily due to our Santa Monica leased office space, for which we began expensing interest in December 2015.

Benefit from / Provision for Income Taxes

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

	(dollars in thousands)
(Benefit from) / provision for income taxes	$(2,164)	$655	$606	(430.4)%	8.1%

Years ended December 31, 2017, December 31, 2016 and December 31, 2015. Our benefit from income taxes for 2017 of $2.2 million included a $2.6 million impact from the change in tax law. Of the $2.6 million Tax Act impact, $1.2 million resulted from the remeasurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled and $1.4 million resulted from the decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes in 2016 and 2015 primarily reflected tax expense due to amortization of tax-deductible goodwill.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Average Monthly Unique Visitors	7,260,931	7,702,254	7,215,456	7,344,712	7,046,065	7,600,900	6,683,027	6,689,458
Units(1)	239,521	253,527	242,130	217,656	218,807	220,633	192,531	174,982
Monetization	$328	$306	$319	$324	$320	$319	$321	$328
Franchise Dealer Count (Ending)	12,142	12,286	12,204	11,734	11,151	10,759	10,135	9,281
Independent Dealer Count (Ending)	2,979	2,938	2,860	2,716	2,597	2,537	2,534	2,321

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016

	(in thousands)
Revenues:
Transaction revenues	$78,679	$77,526	$77,203	$70,432	$69,960	$70,306	$61,841	$57,409
Forecasts, consulting, and other revenues	4,454	4,914	4,616	5,325	4,121	4,833	4,586	4,451
Total revenues	83,133	82,440	81,819	75,757	74,081	75,139	66,427	61,860
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,617	7,088	7,130	6,392	6,257	6,320	6,365	6,225
Sales and marketing	47,899	48,383	46,933	42,182	41,609	42,557	38,129	32,111
Technology and development	15,953	15,357	14,131	13,629	13,265	13,153	14,022	13,140
General and administrative	17,612	14,993	15,413	13,628	14,649	13,765	15,998	15,496
Depreciation and amortization	4,955	5,765	5,668	6,084	5,538	6,035	5,868	5,904
Total costs and expenses	94,036	91,586	89,275	81,915	81,318	81,830	80,382	72,876
Loss from operations	(10,903)	(9,146)	(7,456)	(6,158)	(7,237)	(6,691)	(13,955)	(11,016)
Interest income	476	402	249	133	90	91	102	93
Interest expense	(655)	(654)	(652)	(649)	(645)	(645)	(632)	(608)
Loss before income taxes	(11,082)	(9,398)	(7,859)	(6,674)	(7,792)	(7,245)	(14,485)	(11,531)
(Benefit from) / provision for income taxes	(2,607)	121	201	121	158	191	170	136
Net loss	$(8,475)	$(9,519)	$(8,060)	$(6,795)	$(7,950)	$(7,436)	$(14,655)	$(11,667)
Net loss per share:
Basic and diluted	$(0.08)	$(0.10)	$(0.09)	$(0.08)	$(0.09)	$(0.09)	$(0.17)	$(0.14)
Other Financial Information (2):
Adjusted EBITDA	$7,459	$8,018	$7,357	$6,050	$5,766	$5,791	$2,430	$1,052
Non-GAAP net income (loss)	$4,932	$1,880	$1,085	$(671)	$(485)	$(989)	$(4,138)	$(5,503)

(1)
We issued full credits of the amount originally invoiced with respect to 5,511, 5,048, 5,571, 5,705, 5,736, 4,547, 4,546, and 4,192, units during the three months ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively. The number of units has not been adjusted downwards related to units credited.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(8,475)	$(9,519)	$(8,060)	$(6,795)	$(7,950)	$(7,436)	$(14,655)	$(11,667)
Non-GAAP Adjustments:
Interest income	(476)	(402)	(249)	(133)	(90)	(91)	(102)	(93)
Interest expense	655	654	652	649	645	645	632	608
Depreciation and amortization	4,955	5,765	5,668	6,084	5,538	6,035	5,868	5,904
Stock-based compensation	9,580	9,908	6,846	5,907	6,706	6,241	5,900	5,892
Warrant expense	—	—	—	—	33	13	—	—
Certain litigation costs (1)	3,827	1,491	2,299	350	345	193	150	272
Severance charges (2)	—	—	—	—	—		1,783	—
Lease exit charges (3)	—	—	—	(133)	381	—	2,684	—
(Benefit from) / provision for income taxes	(2,607)	121	201	121	158	191	170	136
Adjusted EBITDA (4)	$7,459	$8,018	$7,357	$6,050	$5,766	$5,791	$2,430	$1,052

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

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million for executive-level employees who terminated during the second quarter of 2016. We believe excluding the impact of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net income (loss) as we do not believe they are a useful indicator of ongoing operating results.

(3)
Represents the updates to the initial estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(4)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA, see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(8,475)	$(9,519)	$(8,060)	$(6,795)	$(7,950)	$(7,436)	$(14,655)	$(11,667)
Non-GAAP Adjustments:
Stock-based compensation	9,580	9,908	6,846	5,907	6,706	6,241	5,900	5,892
Warrant expense	—	—	—	—	33	13	—	—
Certain litigation costs (1)	3,827	1,491	2,299	350	345	193	150	272
Severance charges (2)	—	—	—	—	—	—	1,783	—
Lease exit charges (3)	—	—	—	(133)	381	—	2,684	—
Non-GAAP net income (loss) (4) (5)	$4,932	$1,880	$1,085	$(671)	$(485)	$(989)	$(4,138)	$(5,503)

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

(2)
We incurred $1.3 million in severance costs in the second quarter of 2016 related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during the second quarter of 2016. We believe excluding the impact of these terminations is consistent with our use of Adjusted EBITDA and Non-GAAP net income (loss) as we do not believe they are a useful indicator of ongoing operating results.

(3)
Represents the updates to the initial estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at December 31, 2017 and 2016.

(5)
Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $197.8 million. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our capital stock and proceeds from the issuance of indebtedness.

We have incurred cumulative losses of $351.1 million from our operations through December 31, 2017, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

On February 18, 2015, we amended our credit facility to provide advances of up to $35.0 million. This amended credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lenders consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million. The credit facility has a three-year term and matures on February 18, 2018. No amounts were outstanding at December 31, 2017. The amount available under the amended credit facility at December 31, 2017 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. In February 2018, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on February 18, 2021. See Note 5 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$22,118	$2,768	$(11,369)
Net cash used in investing activities	(19,809)	(16,639)	(29,836)
Net cash provided by financing activities	87,732	9,221	6,037
Net increase (decrease) in cash and cash equivalents	$90,041	$(4,650)	$(35,168)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing and advertising expenses. Our net loss has been significantly greater than cash used in or provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2017 was $22.1 million. This was primarily due to our net loss of $32.8 million, which, adjusted for non-cash items, including stock-based compensation expense of $32.2 million, depreciation and amortization expense of $22.4 million, deferred income tax benefit of $2.2 million and bad debt expense of $1.4 million, resulted in $21.6 million in cash from operations. Cash from operating activities was also affected by a $0.6 million increase from changes in operating assets and liabilities, which primarily reflected an increase of $4.8 million in accounts payable primarily due to increased marketing fees, an increase of $1.1 million in other liabilities, a decrease of $0.8 million in other current assets, and a decrease of $0.6 million in prepaid expenses. These were partially offset by an increase of $3.7 million in accounts receivable primarily related to increased revenues, and a $2.7 million decrease in accrued employee expenses primarily due to a decrease in accrued bonus.

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

Cash used in investing activities of $19.8 million for 2017 resulted primarily from $13.5 million of investments in software, $3.9 million of investments in furniture, leasehold, and facility improvements, and $2.4 million of investment in computer hardware.

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

Financing Activities

Cash provided by financing activities of $87.7 million for 2017 primarily reflects $70.3 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards, and $17.4 million of proceeds from our public offering of common stock that closed in May 2017, net of underwriting discounts and commissions and offering costs.

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

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2017 that are fixed and determinable.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations	$77,096	$9,503	$19,867	$15,993	$31,733
Purchase obligations	5,654	3,226	2,428	—	—
Total	$82,750	$12,729	$22,295	$15,993	$31,733

Our lease obligations consist of various leases for office space and have not been reduced by minimum non-cancelable sublease rentals aggregating $5.3 million. Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2017. Purchase obligations exclude agreements that are cancelable without penalty. Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

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

Upon a user deciding to proceed with the user’s vehicle purchase through us, the user provides his or her name, address, e-mail, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives us the identity and source of a TrueCar lead provided to a specific dealer prior to an actual sale occurring. After a sale occurs, we receive real-time information regarding the sale, including the identity of the purchaser, via the Dealer Management System, “DMS,” used by the dealer that made the sale. To the extent that a sale is not matched via comparison of user information we have to sale information provided by the DMS, we also establish matches via one or more of the over 20 different data feeds provided to the Company by third party data aggregators, loan and insurance files provided by our affinity group marketing partners and other publicly available sources. This process often results in overlapping sales matches between the DMS and multiple data feeds, resulting in a high degree of certainty with respect to our ability to identify user leads that we provide to the dealers. This data is also used to invoice dealers shortly after the completion of the sales transactions. As a result of the various data sources available to us, it is unusual for us to have difficulty in reconciling introductions provided to our network of dealers to actual vehicle sales under our platform.

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

We also recognize revenue from dealers under subscription arrangements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are cancelable by the dealer or us at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”) and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer. For flat rate subscription arrangements, we recognize the fees as revenue over the subscription period on a straight line basis which corresponds to the period that we are providing the dealer with access to our platform. Under guaranteed sales subscription arrangements fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. Certain of our subscription arrangements are charged based on volume of introductions provided while other introduction based subscription arrangements operate under a guaranteed introduction model. Under guaranteed introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees. For guaranteed sales and guaranteed introductions subscription arrangements, we recognize revenue based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.

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

The first step (“Step 1”) involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is to compare the carrying amount of the goodwill to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We test for goodwill impairment annually at December 31. During the years ended December 31, 2017, 2016 and 2015, there were no impairment charges recorded on our goodwill. We performed a qualitative goodwill assessment at December 31, 2017 and concluded there was no impairment based on a number of factors considered, including the improvement in key operating metrics over the prior year, the value of our common stock, overall strength of the automotive industry and general economy, and continued execution against our overall strategic objectives. The fair value of the reporting units significantly exceeded their carrying value and accordingly, we concluded that there was no impairment of goodwill.

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

Stock-Based Compensation

We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, consultants and other service providers that can be settled in shares of our common stock. We estimate the grant date fair value of option grants, and the resulting stock-based compensation using the Black-Scholes option-pricing model. For restricted stock units, we use the market value of the Company’s common stock on the date of grant to determine the fair value of the award. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards, which are recognized using the graded-vesting model.

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

At December 31, 2017 total remaining stock-based compensation expense for unvested awards was $101.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Interest Rate Risk

We had cash and cash equivalents of $197.8 million at December 31, 2017, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2017, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.

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

Our management, with the participation of our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Controls over Financial Reporting

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

Item 9B. Other Information

On February 28, 2018, TrueCar, Inc. (the “Company”), together with its subsidiaries (collectively, the “Borrowers”), amended its existing secured revolving credit facility with Silicon Valley Bank pursuant to an amendment (the “Amendment”) to its Third Amended and Restated Loan and Security Agreement, dated as of February 18, 2015 (as amended, the “Loan Facility”).  Effective as of February 18, 2018, the Amendment, among other things, extends the maturity date of the Loan Facility to February 18, 2021 and amends the maximum consolidated leverage ratio covenant and fixed charge coverage ratio definition.

The foregoing description of the Amendment is qualified in its entirety by the full text of the Amendment, which has been filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (ir.true.com) under “Corporate Governance – Documents and Charters.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	S-1	3.2	May 5, 2014
3.2	Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Seventh Amended and Restated Investors’ Rights Agreement, dated November 22, 2013, by and among the Registrant and certain of its stockholders.		X	S-1	4.1	April 4, 2014
4.2	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and United Services Automobile Association.		X	S-1	4.16	May 5, 2014
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2005 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.2	April 4, 2014
10.3#	2008 Stock Plan, as amended, and forms of agreements thereunder.		X	S-1	10.3	April 4, 2014
10.4#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.5#	Employment Agreement, dated October 25, 2013, by and between the Registrant and Michael Guthrie.		X	S-1	10.6	April 4, 2014
10.6#	Employment Agreement, dated May 1, 2014, by and between the Registrant and John Krafcik.		X	S-1	10.15	May 5, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.7	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.8	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.9	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.10	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.		X	S-1	10.16	April 4, 2014
10.11	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.12	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.13
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
			X	S-1	10.21	October 28, 2014
10.14	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and between the Registrant and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.15	First Amendment to Third Amended & Restated Loan and Security Agreement dated February 28, 2018, by and between the Registrant and Silicon Valley Bank.	X

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.16+
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
			X	S-1	10.21	May 5, 2014
10.17#	2014 Incentive Plan.		X	S-1	10.22	May 5, 2014
10.18#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.19#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015
10.20#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.21#	Separation Agreement and Release, dated November 20, 2015, by and between the Registrant and Scott Painter.		X	10-K	10.28	March 10, 2016
10.22#	Employment Agreement, dated November 16, 2015, by and between the Registrant and Chip Perry.		X	10-K	10.31	March 10, 2016
10.23#	Employment Agreement, dated June 30, 2015, by and between the Registrant and Neeraj Gunsagar.		X	10-K	10.33	March 1, 2017
10.24#	Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.		X	10-K	10.34	March 1, 2017
10.25#	Amendment to Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.		X	10-K	10.35	March 1, 2017
10.26#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.27#	Employment Agreement, dated August 3, 2017, by and between the Registrant and Michael Guthrie.		X	10-Q	10.1	August 9, 2017
10.28#	Employment Agreement, dated February 28, 2017, by and between the Registrant and Michael Darrow.	X
21.1	List of Subsidiaries of the Registrant.		X	S-1	21.1	April 4, 2014
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

# Indicates a management contract or compensatory plan.
+ Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on February 28, 2018.

TRUECAR, INC.
By:	/s/ Chip Perry
Chip Perry
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Pierantoni and Jeff Swart, jointly and severally, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chip Perry	President & Chief Executive Officer and Director	February 28, 2018
Chip Perry	(Principal Executive Officer)

/s/ John Pierantoni	Interim Chief Financial Officer & Chief Accounting Officer	February 28, 2018
John Pierantoni	(Principal Financial Officer & Principal Accounting Officer)

/s/ Robert Buce	Director	February 28, 2018
Robert Buce

/s/ Christopher Claus	Director	February 28, 2018
Christopher Claus

/s/ Steven Dietz	Director	February 28, 2018
Steven Dietz

/s/ John Krafcik	Director	February 28, 2018
John Krafcik

/s/ Erin Lantz	Director	February 28, 2018
Erin Lantz

/s/ John Mendel	Director	February 28, 2018
John Mendel

/s/ Wesley Nichols	Director	February 28, 2018
Wesley Nichols

/s/ Ion Yadigaroglu	Director	February 28, 2018
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2018

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$197,762	$107,721
Accounts receivable, net of allowances of $3,030 and $2,600 at December 31, 2017 and 2016, respectively (includes related party receivables of $169 and $393 at December 31, 2017 and 2016, respectively)	39,169	36,867
Prepaid expenses	5,475	6,044
Other current assets	1,145	2,278
Total current assets	243,551	152,910
Property and equipment, net	70,710	66,941
Goodwill	53,270	53,270
Intangible assets, net	15,912	19,774
Other assets	1,391	1,553
Total assets	$384,834	$294,448
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $3,200 and $2,925 at December 31, 2017 and 2016, respectively)	$18,620	$13,827
Accrued employee expenses	6,568	8,951
Accrued expenses and other current liabilities (includes related party accrued expenses of $52 and $992 at December 31, 2017 and 2016, respectively)	12,790	12,583
Total current liabilities	37,978	35,361
Deferred tax liabilities	812	2,994
Lease financing obligation, net of current portion	29,129	28,833
Other liabilities	3,797	2,679
Total liabilities	71,716	69,867
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2017 and 2016, respectively; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2017 and 2016, respectively; 100,428,656 and 86,159,527 shares issued and outstanding at December 31, 2017 and 2016, respectively	10	9
Additional paid-in capital	664,192	542,807
Accumulated deficit	(351,084)	(318,235)
Total stockholders’ equity	313,118	224,581
Total liabilities and stockholders’ equity	$384,834	$294,448

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended
	December 31,
	2017	2016	2015
Revenues	$323,149	$277,507	$259,838
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	28,227	25,167	23,657
Sales and marketing (includes related party expenses of $16,531, $13,910, and $20,852, for the years ended December 31, 2017, 2016, and 2015, respectively)	185,397	154,406	151,002
Technology and development	59,070	53,580	48,021
General and administrative	61,646	59,908	83,494
Depreciation and amortization	22,472	23,345	17,646
Total costs and operating expenses	356,812	316,406	323,820
Loss from operations	(33,663)	(38,899)	(63,982)
Interest income	1,260	376	107
Interest expense	(2,610)	(2,530)	(443)
Other income	—	—	13
Loss before income taxes	(35,013)	(41,053)	(64,305)
(Benefit from) / provision for income taxes	(2,164)	655	606
Net loss	$(32,849)	$(41,708)	$(64,911)
Net loss per share, basic and diluted	$(0.35)	$(0.49)	$(0.79)
Weighted average common shares outstanding, basic and diluted	94,865	84,483	81,914
Other comprehensive loss:
Comprehensive loss	$(32,849)	$(41,708)	$(64,911)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock			Accumulated deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2014	79,811,769	$8	$460,179	$(210,989)	$249,198
Net loss	—	—	—	(64,911)	(64,911)
Stock-based compensation	—	—	43,888	—	43,888
Repurchase of common stock awards	—	—	(100)	—	(100)
Issuance of warrants and change in fair value of unvested warrants related to marketing agreements	—	—	(803)	—	(803)
Net exercise of warrants to purchase common stock	959,676	—	—	—	—
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,245,290	—	5,420	—	5,420
Balance at December 31, 2015	83,016,735	$8	$508,584	$(275,900)	$232,692
Cumulative-effect of accounting change adopted as of January 1, 2016	—	—	627	(627)	—
Net loss	—	—	—	(41,708)	(41,708)
Stock-based compensation	—	—	25,751	—	25,751
Issuance of warrants relating to marketing agreements	—	—	46	—	46
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,142,792	1	7,799	—	7,800
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(32,849)	(32,849)
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,150,000	—	17,398	—	17,398
Stock-based compensation	—	—	33,648	—	33,648
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	13,119,129	1	70,339	—	70,340
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(32,849)	$(41,708)	$(64,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,391	23,169	17,267
Deferred income taxes	(2,182)	581	581
Bad debt expense and other reserves	1,385	1,285	925
Stock-based compensation	32,241	24,739	42,563
Common stock warrant expense (benefit)	—	46	(803)
Non-cash interest expense on lease financing obligation	370	396	—
Write-off and loss on disposal of fixed assets	194	474	1,631
Changes in operating assets and liabilities:
Accounts receivable	(3,687)	(4,391)	(5,938)
Prepaid expenses	569	4	(855)
Other current assets	765	(846)	1,087
Other assets	162	(613)	(458)
Accounts payable	4,803	(4,552)	5,312
Accrued employee expenses	(2,683)	1,152	(6,510)
Accrued expenses and other current liabilities	(479)	1,531	(1,781)
Other liabilities	1,118	1,501	521
Net cash provided by (used in) operating activities	22,118	2,768	(11,369)
Cash flows from investing activities
Purchase of property and equipment	(19,809)	(16,639)	(29,836)
Net cash used in investing activities	(19,809)	(16,639)	(29,836)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	17,398	—	—
Repurchase of common stock option awards	—	(100)	—
Proceeds from exercise of common stock options	73,543	9,112	6,328
Taxes paid related to net share settlement of equity awards	(3,209)	(1,312)	(908)
Proceeds from financing obligation drawdown	—	1,521	622
Payments for lease financing obligation	—	—	(5)
Net cash provided by financing activities	87,732	9,221	6,037
Net increase (decrease) in cash and cash equivalents	90,041	(4,650)	(35,168)
Cash and cash equivalents at beginning of period	107,721	112,371	147,539
Cash and cash equivalents at end of period	$197,762	$107,721	$112,371

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,099	$2,133	$617
Income taxes	43	82	48

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	1,407	1,012	1,325
Recognition of leased facility asset and lease financing obligation	—	—	23,683
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,980	1,078	1,635

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TrueCar, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business
TrueCar, Inc. (“TrueCar”) is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar.com, Inc. and ALG, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Certain assets, including long-lived assets, goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2017, 2016, and 2015, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
The following table summarizes the Company’s assets at fair value on a recurring basis at December 31, 2017 and 2016 by level within the fair value hierarchy. There were no liabilities measure at fair value on a recurring basis at December 31, 2017 and 2016. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2017				At December 31, 2016
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$195,584	$—	$—	$195,584	$107,721	$—	$—	$107,721
Total Assets	$195,584	$—	$—	$195,584	$107,721	$—	$—	$107,721

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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2017. At December 31, 2016, one customer accounted for approximately 13% of the accounts receivable balance.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
Accounts Receivable, Allowance for Doubtful Accounts, and Sales Allowances
The Company extends credit in the normal course of business to its customers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable.
Accounts receivable are recorded based on the amount due from the customer and do not bear interest. The Company reduces accounts receivable for sales allowances and allowance for doubtful accounts.
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
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowances, at beginning of period	$2,600	$2,720	$2,069
Charged as a reduction of revenue	7,734	7,042	6,716
Charged to bad debt expense in general and administrative expenses	1,385	1,285	925
Write-offs, net of recoveries	(8,689)	(8,447)	(6,990)
Allowances, at end of period	$3,030	$2,600	$2,720

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
At December 31, 2017 and 2016, capitalized software costs were $71.2 million and $55.7 million, respectively, before accumulated amortization of $48.8 million and $35.3 million, respectively. During the years ended December 31, 2017 and 2016, the Company wrote off capitalized software costs of $0.1 million and $0.3 million, respectively, relating to the Company’s decision to abandon additional development activities relating to specific software projects. As these capitalized assets had never been placed in service, the write-off was recorded in technology and development expense and there was no accumulated amortization and no acceleration of amortization. During the years ended December 31, 2017 and 2016, the Company recorded accelerated amortization of $1.7 million and $2.1 million, respectively, related to software assets that were determined to have shortened useful lives due to upgrades to the Company’s technology infrastructure.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Expected amortization expense with respect to capitalized software costs at December 31, 2017 for each of the five years through December 31, 2022 is as follows (in thousands):

Years ended December 31,
2018	$11,529
2019	6,822
2020	3,849
2021	103
2022	50
Total amortization expense	$22,353

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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2017, 2016 and 2015, there were no impairment charges recorded on the Company’s long-lived assets.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company tests for goodwill impairment annually at December 31. During the years ended December 31, 2017, 2016 and 2015, there were no impairment charges recorded on goodwill. In 2017 and 2016, the Company qualitatively assessed whether it was more likely than not that the respective fair values of its reporting units are less than their carrying amounts, including goodwill. Based on the assessment of the qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts. As such, performing the first step of the two-step impairment test was unnecessary. In 2015, the Company conducted a quantitative goodwill assessment of its reporting units. The fair value of the reporting units exceeded their respective carrying values and accordingly, the Company concluded there was no impairment of its goodwill.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Forecasts and consulting services sales arrangements may include multiple deliverables, such as sale of lease residual forecasts from guidebooks and consulting services. For multiple deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the customer on a standalone basis and performance is considered probable and substantially in its control. Forecasts and consulting services can be sold either on a standalone basis or as part of multiple deliverable arrangements. The deliverables constitute separate units of accounting because the deliverables have standalone value to the customer and as such, the total arrangement consideration is allocated to each unit of accounting using the relative selling price hierarchy. This hierarchy requires the selling price of each deliverable in a multiple deliverable revenue arrangement to be based on, in descending order: (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence of selling price, or TPE, or (iii) management’s best estimated selling price, or BESP.
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
Sales and Marketing
Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs, affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Sales and marketing expenses also include costs related to common stock warrants issued to a service provider as part of the Company's commercial arrangements with the individual.
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $71.0 million, $70.7 million, and $79.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Prepaid expenses include prepaid media costs of $0.4 million and $1.6 million at December 31, 2017 and 2016, respectively. Accrued marketing and advertising expenses were $2.7 million and $2.1 million at December 31, 2017 and 2016, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheet.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units based on the fair value of the awards on the grant date in accordance with the relevant standards. The Company estimates the grant date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
For issuances of restricted stock units, the Company determines the fair value of the award based on the market value of its common stock at the date of grant.
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
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders and consists of net loss. For the years ended December 31, 2017, 2016 and 2015, the Company had no other comprehensive income (loss) items and accordingly, net loss equaled comprehensive loss.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. The Company will adopt this guidance beginning January 1, 2018 using the cumulative effect or “modified retrospective” transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.

As a result of adoption, the Company expects to recognize transaction revenue earlier for certain of its Auto Buying Program and OEM incentives arrangements based on estimated variable consideration to be received upon the occurrence of subsequent vehicle sales between the Auto Buying Program user and the dealer. The Company expects the adoption of this guidance to result in a cumulative effect adjustment as of January 1, 2018 to reduce accumulated deficit by approximately $3.0 million. On an ongoing basis, the Company expects there will not be a material impact to revenue.

Also as a result of adoption, the Company has also identified an impact related to the recognition of costs to obtain customer contracts. Currently, sales commissions are expensed as incurred. Under the new revenue standard, certain sales commissions will be deferred and recognized over a period of time. The Company expects the adjustment to capitalize these sales commissions to result in a cumulative effect adjustment as of January 1, 2018 to reduce accumulated deficit by approximately $3.0 million. The expected period over which these commissions will be amortized is 3 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment, net
Property and equipment consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Computer equipment, software, and internally developed software	$83,568	$65,973
Furniture and fixtures	4,779	3,705
Leasehold improvements	8,342	6,067
Capitalized facility leases	39,302	39,302
	135,991	115,047
Less: Accumulated depreciation	(65,281)	(48,106)
Total property and equipment, net	$70,710	$66,941

The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at December 31, 2017 and 2016, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the buildings. No interest costs related to the Premises were capitalized for the years ended December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had recorded accumulated amortization of $2.2 million and $1.2 million for capitalized facility leases. Additionally, at December 31, 2017 and 2016, the Company recognized a corresponding lease financing obligation of approximately $31.4 million and $30.9 million, respectively. Refer to Note 6 for additional information.
Included in the table above are property and equipment of $7.8 million and $4.3 million as of December 31, 2017 and 2016, respectively, which are capitalizable, but had not yet been placed in service. The $7.8 million and $4.3 million balances at December 31, 2017 and 2016, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $18.6 million, $19.3 million and $13.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Amortization of internal use capitalized software development costs was $13.5 million, $14.7 million and $8.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Amortization of capitalized facility leases was $1.0 million for the years ended December 31, 2017 and 2016. Amortization of capitalized facility leases was $0.2 million for the year ended December 31, 2015.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets
Intangible assets consisted of the following at December 31, 2017 and December 31, 2016 (in thousands, except years):

	At December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(19,911)	$11,179
Customer relationships	6,300	(4,425)	1,875
Tradenames	4,900	(2,042)	2,858
Total	$42,290	$(26,378)	$15,912

	At December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(16,876)	$14,214
Customer relationships	6,300	(3,925)	2,375
Tradenames	4,900	(1,715)	3,185
Total	$42,290	$(22,516)	$19,774

Amortization expense by asset type for the years ended December 31, 2017, 2016, and 2015 is shown below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Acquired technology and domain name	$3,035	$3,041	$3,047
Customer relationships	500	673	760
Trade names	327	327	327
Total amortization	$3,862	$4,041	$4,134

Expected amortization expense with respect to intangible assets at December 31, 2017 for each of the five years through December 31, 2022 and thereafter is as follows (in thousands):

Years ended December 31,
2018	$3,861
2019	3,791
2020	3,787
2021	2,922
2022	327
Thereafter	1,224
Total amortization expense	$15,912

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Credit Facility
February 2015 Amended Credit Facility

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

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company's Adjusted EBITDA minus cash income taxes to its cash interest payments plus capital expenditures for the trailing twelve months. This credit facility also limits the Company’s ability to pay dividends. At December 31, 2017 and 2016, the Company was in compliance with the financial covenants.

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

At December 31, 2017 and 2016, the Company had no outstanding amounts under the credit facility. At December 31, 2017 and 2016, the amounts available were $31.0 million and $30.7 million, respectively, reduced for letters of credit issued and outstanding under the subfacility of $4.0 million and $4.3 million, respectively.

February 2018 Amendment to Credit Facility

In February 2018, the Company entered into a first amendment to the Third Amended Credit Facility (“First Amendment”). The First Amendment extends the maturity date to February 18, 2021 and amends, among other things, the maximum consolidated leverage ratio covenant and the fixed charge coverage ratio definition, which is now defined as the ratio of the Company’s Adjusted EBITDA minus cash income taxes and capital expenditures to its cash interest payments measured on a trailing twelve-month basis.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies
Office Lease Commitments
At December 31, 2017, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030. At December 31, 2017, future minimum payments for obligations under non-cancellable lease obligations, and related sublease income, are as follows (in thousands):

Years ended December 31,	Lease Commitments	Sublease Income
2018	$9,503	$(2,116)
2019	10,438	(1,970)
2020	9,429	(1,186)
2021	7,877	—
2022	8,116	—
Thereafter	31,733	—
Total minimum lease payments	$77,096	$(5,272)

The Company recorded rent expense, net of sublease income, of $4.8 million, $7.4 million, and $6.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
San Francisco Office Lease
In May 2014, the Company entered into a facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014 of $7.0 million. The remaining future minimum lease commitments as of December 31, 2017 are included in the table above. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 through August 1, 2020, the letter of credit is subject to an annual reduction to as little as $0.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2017 and 2016, the Company has capitalized $8.7 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $6.9 million and $6.8 million, respectively.
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
Santa Monica Office Lease
In July 2014, the Company entered into a facility lease in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over fifteen years, beginning in January 2015, of $36.0 million. The remaining future minimum lease commitments as of December 31, 2017 are included in the future minimum lease payments table above. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2017 and 2016, the Company has capitalized $30.6 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $24.5 million and $24.0 million, respectively.
Upon completion of construction during the fourth quarter of 2015, the Company retained the fair value of the Santa Monica Office lease property and the obligation on its balance sheet as it did not qualify for sales leaseback accounting due to requirements to maintain collateral in the lease. The Company records the rent payments as a reduction of the lease financing obligation and imputed interest expense; ground rent is recorded as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.
Austin Office Lease
In May 2016, the Company entered into a new office lease for approximately 38,000 square feet near Austin, Texas. The lease commenced in February 2017 and has a ten-year term. The Company has the option to extend the lease for two additional five-year periods. The cumulative base rent over the initial lease term is approximately $9.9 million.

Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred when it no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss. In 2015, the Company recorded an initial $2.2 million in lease exit costs. In 2016 and 2017, the Company updated its estimates of sublease rental income for the spaces exited in December 2015 and recorded an additional expense of $3.1 million and a benefit of $0.1 million, respectively, in lease exit costs due to changes in the local commercial real estate market observed in 2016 and 2017. In 2017, the Company completed subleasing the spaces. As of December 31, 2017, the Company recognized a total of $5.2 million in lease exit cost associated with these office locations. The Company does not expect to incur significant additional charges in future periods related to these exits.
The following table presents a roll forward of the lease exit liability for the years ended December 31, 2017 and 2016 (in thousands):

Lease Exit Costs
Accrual at December 31, 2015	$1,988
Expense	3,065
Cash Payments	(2,396)
Accrual at December 31, 2016	$2,657
Expense	(133)
Cash Payments	(1,170)
Accrual at December 31, 2017	$1,354

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
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed, and the court has scheduled a hearing in April 2018 on the issue of the admissibility of testimony proffered by the plaintiffs’ expert. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. We have not recorded an accrual related to this matter as of December 31, 2017, as we do not believe a loss is probable or reasonably estimable.
On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint in the CNCDA Litigation sought declaratory and injunctive relief based on allegations that the Company was operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint did not seek monetary relief. On July 20, 2015, the Company filed a “demurrer” to the complaint, which is a pleading that requests the court to dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into a binding Settlement Agreement and Release (the “CNCDA Settlement Agreement”) to fully resolve the litigation. Pursuant to the CNCDA Settlement Agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the full resolution of this matter pursuant to the CNCDA Settlement Agreement, the Company does not believe that an additional loss is probable.
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. A hearing on the plaintiff’s class certification motion has been scheduled for May 25, 2018. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2017 as the Company does not believe a loss is probable or reasonably estimable.
On June 30, 2017, the Company was named as a defendant in a putative class action lawsuit filed by Kip Haas in the U.S. District Court for the Central District of California. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff sought to represent a class of consumers defined as “[a]ll consumers who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into a binding Confidential Settlement Agreement and Mutual Release (the “Haas Settlement Agreement”) on the same financial terms agreed to in principle on October 23, 2017. Thereafter, the Company fully satisfied the financial terms of the Haas Settlement Agreement, and pursuant to the Haas Settlement Agreement, the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter pursuant to the Haas Settlement Agreement, and except with respect to the above-noted immaterial payment, the Company does not believe that an additional loss is probable.
On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. ("Cox Automotive") in the Supreme Court of the State of New York in the County of Nassau (the “Cox Automotive Litigation”). As it relates to the Company, the complaint in the Cox Automotive Litigation seeks an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorneys’ fees. The complaint in the Cox Automotive Litigation alleges that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on the request by Cox Automotive for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of December 31, 2017, as the Company does not believe a loss is probable.

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
In December 2015, pursuant to an executed separation agreement with the Company’s former CEO, the Company will pay its former CEO: (i) a 2015 bonus of $0.1 million; (ii) severance of approximately $0.5 million to be paid in approximately equal semi-monthly payments through December 31, 2016; and (iii) an annual fee of $0.1 million for limited advisory services to the Company during the period from his termination date to May 2018. Additionally, the Company will continue to provide its former CEO health insurance benefits through the end of May 2018. For the year ended December 31, 2015, the Company recorded as severance costs of $0.9 million in general and administrative expenses in the Company’s consolidated statements of comprehensive loss for these obligations to the former CEO. At December 31, 2017 and 2016, the remaining severance liability related to the former CEO was $0.1 million and $0.2 million, respectively, and is included in the table below.
For the year ended December 31, 2015, in addition to its former CEO, the Company incurred severance costs totaling $2.5 million for several executive-level employees who terminated their employment during the period. Of the total, the Company recorded $0.4 million in sales and marketing, $0.4 million in technology and development and $1.7 million in general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2015. At December 31, 2017 and 2016, there was no remaining severance liability related to these former executive-level employees.
For the year ended December 31, 2016, the Company incurred severance costs totaling $1.8 million related to an executive who terminated during the year, and several other employees whose terminations related to a reorganization of the Company’s product and technology teams. The reorganization of the Company’s product and technology teams was necessary to better align the Company’s resources during its transition from multiple software platforms to a unified architecture. Of the total severance costs, the Company recorded $1.3 million in technology and development and $0.5 million in sales and marketing in the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2016. At December 31, 2017, there was no remaining severance liability related to these severance costs. At December 31, 2016, the remaining severance liability related to these severance costs was $0.2 million and is included in the table below.
The following table presents a roll forward of this severance liability for the years ended December 31, 2017 and 2016 (in thousands):

Executive Severance and Reorganization Costs
Accrual at December 31, 2015	$2,803
Severance Costs	1,783
Cash Payments	(4,215)
Accrual at December 31, 2016	$371
Cash Payments	(308)
Accrual at December 31, 2017	$63
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At December 31, 2017 and 2016, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchase Obligations

At December 31, 2017, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$5,654	$3,226	$2,428	$—	$—

Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2017. Purchase obligations exclude agreements that are cancelable without penalty.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Stockholders’ Equity
Follow-on Public Offering
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

Warrants Issued to USAA

In May 2014, the Company extended our affinity group marketing agreement with USAA, the largest affinity partner and a significant stockholder of the Company. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity group marketing program (Note 12).

For the year ended December 31, 2017, there was no warrant expense recognized. For the years ended December 31, 2016 and 2015, the Company recognized expense of $0.1 million and $0.2 million related to warrants to purchase 10,666 shares and 71,330 shares of common stock that have been earned and are vested, respectively. The fair value of the warrants was based on the following assumptions using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016			2015
Risk-free interest rate	1.13%	to	1.98%	1.51%	to	2.03%
Contractual life (years)	5.3	to	6.3	6.3	to	7.2
Expected volatility	46.7%	to	48.8%	47.8%	to	54.2%
Dividend yield	—			—
At December 31, 2017, there were 509,642 warrants that were earned and outstanding with an additional 949,337 remaining warrants that is available for issuance upon achievement of minimum performance milestones.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
For the year ended December 31, 2015, the Company recorded a reduction in warrant expense of $1.0 million due to the remeasurement to fair value of the unvested shares through the vesting date, which was primarily related to the reduction in the Company’s stock price. The reduction in expense has been reflected as a reduction to sales and marketing expense on the accompanying consolidated statements of comprehensive loss. For the year ended December 31, 2015, warrants earned under this agreement totaled 112,500 shares.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s equity incentive plans.
The amount of such shares of the Company’s common stock reserved for these purposes at December 31, 2017 is as follows:

Number of Shares
Outstanding stock options	16,714,216
Outstanding restricted stock units	4,284,438
Outstanding common stock warrants	1,458,979
Additional shares available for grant under equity plan	2,323,819
Total	24,781,452

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s IPO in May 2014, the 2005 Plan and the 2008 Plan were terminated. Upon the Company’s IPO in May 2014, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (i) 10,000,000 shares; (ii) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or, (iii) such other amount as determined by the Company’s Board of Directors. As of December 31, 2017, the total number of shares available under the 2014 Plan was 2,323,819 shares. In accordance with the evergreen provision, effective January 1, 2018, an additional 5,021,432 shares of common stock was authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company’s new president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company’s common stock under the Inducement Plan that vest over a four year period and expire ten years from the date of grant. There are no shares available for future issuance as of December 31, 2015 under the Inducement Plan.
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
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2016	24,541,512	$8.29	5.5
Granted	4,846,453	18.38
Exercised	(11,650,950)	6.31
Canceled/forfeited	(1,022,799)	10.49
Outstanding at December 31, 2017	16,714,216	$12.46	7.7	$21.7
Vested and expected to vest at December 31, 2017	16,714,216	$12.46	7.7	$21.7
Exercisable at December 31, 2017	8,005,880	$10.73	6.5	$13.5

(1)	The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $11.20 on December 31, 2017 over the exercise price of in-the-money stock option awards.

At December 31, 2017, total remaining stock-based compensation expense for unvested option awards, including performance-based stock option awards, was $53.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2017, 2016 and 2015 was $8.77, $4.50 and $4.76, respectively. The Company recorded stock-based compensation expense for stock option awards of $17.3 million, $14.8 million and $34.0 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
The total intrinsic value of options exercised in 2017, 2016 and 2015 was $120.4 million, $8.5 million, and $19.2 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units (“RSUs”) is as follows for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2016	4,339,320	$7.85
Granted	2,086,878	18.26
Vested	(1,681,447)	9.60
Canceled/forfeited	(460,313)	10.10
Non-vested — December 31, 2017	4,284,438	$11.99

The total fair market value of restricted stock units that vested for the years ended December 31, 2017, 2016, 2015 was $25.6 million, $11.8 million, and $6.5 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2017, 2016, and 2015 was $18.26, $7.37, and $8.17, respectively. For the years ended December 31, 2017, 2016, and 2015, the Company recorded $14.9 million, $9.9 million, and $8.6 million in compensation expense, respectively. At December 31, 2017, total remaining stock-based compensation expense for non-vested RSUs is $48.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Modifications
In November 2015, the Compensation Committee of the Board of Directors authorized the modification of equity awards in connection with the separation of the Company’s former CEO. In accordance with the terms of the separation agreement, the Company paid $0.1 million for the surrender and cancellation of options the former CEO holds to purchase 1,333,332 shares of the Company’s common stock with a weighted-average exercise price of $45.00. Additionally, under a limited advisory services arrangement, the former CEO will also continue to vest in his remaining options, covering 1,401,553 shares, and 154,088 remaining restricted stock units until May 2018. Although these awards continue to vest, no substantive additional service is required by the former CEO. As a result of this modification, the Company recognized $7.7 million in additional stock-based compensation expense for the year ended December 31, 2015.
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
In December 2015, the Company’s former President and current member of its Board of Directors agreed to surrender and forfeit unvested options to purchase 309,722 shares of the Company’s common stock with a weighted-average exercise price of $13.17. The Company’s former President will continue to vest in his remaining unvested options covering 252,431 shares and 57,679 remaining RSUs, subject to his continued service as a member of the Company’s Board of Directors. As a result of this forfeiture, the Company recognized additional stock compensation expense of $2.1 million for the year ended December 31, 2015.

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
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.89%	1.32%	1.66%
Expected term (years)	6.25	5.96	6.03
Expected volatility	47%	49%	49%
Dividend yield	—	—	—

As a result of the Company’s early adoption of the revised share-based payment guidance in 2016, forfeitures are recognized as they occur. Prior to the adoption of this guidance, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company recorded stock-based compensation cost relating to stock options, restricted stock awards, and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$1,105	$960	$792
Sales and marketing	10,353	5,837	4,493
Technology and development	8,060	4,398	4,294
General and administrative	12,723	13,544	32,984
Total stock-based compensation expense	32,241	24,739	42,563
Amount capitalized to internal-use software	1,407	1,012	1,325
Total stock-based compensation cost	$33,648	$25,751	$43,888

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	18	74	25
Total current provision	18	74	25
Deferred:
Federal	410	547	547
State	40	34	34
Tax Act impact	(2,632)	—	—
Total deferred (benefit) provision	(2,182)	581	581
Total income tax (benefit) provision	$(2,164)	$655	$606

The Tax Act was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions applicable to the Company include the reduction of the U.S. corporate statutory tax rate from 35% to 21%, the limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income, and the indefinite carryforward period applicable to NOLs generated after December 31, 2017. Although most provisions of the Tax Act are not effective until January 1, 2018, the Company is required to record the effect of a change in tax law in the period of enactment (2017).
The 2017 income tax benefit of $2.2 million included a $2.6 million impact from the change in tax law. Of the $2.6 million Tax Act impact, $1.2 million results from the remeasurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled (remeasured at a rate of 21% versus 34% for the majority of our deferred tax assets and liabilities) and $1.4 million results from the decrease in valuation allowance associated with the partial recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.
The Company has obtained and analyzed all necessary information to record the effect of the change in tax law, and do not anticipate reporting additional tax effects in the future. However, should the Internal Revenue Service (“IRS”) issue further guidance or interpretation of relevant aspects of the new tax law, the Company may adjust these amounts.
Our 2016, and 2015 income tax provisions of $0.7 million, and $0.6 million, respectively, primarily reflect the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.
The overall effective income tax rate differs from the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax benefit based on the federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	9.4	3.2	2.4
Nondeductible expenses	(1.2)	(1.7)	(0.3)
Change in valuation allowance, excluding Tax Act impact	(130.0)	(33.0)	(30.7)
Stock-based compensation	86.5	(4.1)	(6.4)
Tax Act impact	7.5	—	—
Other	—	—	0.1
Overall effective income tax rate	6.2%	(1.6)%	(0.9)%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$99,551	$95,342
Stock-based compensation	11,854	25,278
Accrued expenses	1,878	3,338
Research and development tax credits	568	543
Other	271	371
Gross deferred tax assets	114,122	124,872
Valuation allowance	(107,046)	(115,689)
Net deferred tax assets	7,076	9,183
Deferred tax liabilities:
Property, equipment and software	(3,540)	(5,424)
Intangible assets and goodwill	(4,348)	(6,753)
Gross deferred tax liabilities	(7,888)	(12,177)
Total net deferred tax liabilities	$(812)	$(2,994)

The net deferred tax liability at December 31, 2017 and 2016 relates to amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2017, the Company had federal and state net operating loss carryforwards of $393.6 million and $247.5 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2018, respectively. At December 31, 2017, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2017, a valuation allowance of $107.0 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Valuation allowance, at beginning of year	$115,689	$84,167	$64,449
Increase in valuation allowance- share-based compensation guidance impact	—	17,959	—
Valuation allowance, at beginning of year, as adjusted	$115,689	$102,126	$64,449
Increase in valuation allowance, excluding Tax Act impact	45,512	13,563	19,718
Decrease in valuation allowance - federal tax rate change	(52,757)	—	—
Release of valuation allowance due to the Tax Act	(1,398)	—	—
Valuation allowance, at end of year	$107,046	$115,689	$84,167

The $1.4 million release of valuation allowance pertains to the partial recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets due to the NOL provisions of the Tax Act.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit, beginning of year	$3	$3	$46
Additions based on current year tax positions		—	—
Additions for prior years’ tax positions	1	—	—
Settlements with tax authorities	(7)	—	(13)
Reductions for prior years’ tax positions		—	(30)
Unrecognized tax benefit, end of year	$(3)	$3	$3

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2017, no interest and penalties related to uncertain tax positions have been accrued. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities. During 2017, the Company settled an income tax examination for the 2013 and 2014 tax years, for an immaterial assessment. The Company is not currently under IRS or state tax examination.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(32,849)	$(41,708)	$(64,911)
Weighted-average common shares outstanding	94,865	84,483	81,914
Net loss per share — basic and diluted	$(0.35)	$(0.49)	$(0.79)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Options to purchase common stock	16,714	24,542	24,278
Common stock warrants	1,459	1,459	1,631
Unvested restricted stock awards	4,284	4,339	3,747
Total shares excluded from net loss per share attributable to common stockholders	22,457	30,340	29,656

11. Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $2.3 million, $2.1 million and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions
Service Provider
From October 2013 to October 2015, an executive officer of the Company was an officer of a firm that provided marketing services to the Company. For the year ended December 31, 2015, the Company recorded sales and marketing expense of $6.8 million for expenses paid to this marketing firm.
Transactions with USAA
USAA is a large stockholder in the Company and the Company's most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. The Company has amounts due from USAA at December 31, 2017 and 2016 of $0.2 million and $0.4 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2017 and 2016 of $3.3 million and $3.9 million, respectively. At December 31, 2017 and 2016, $3.2 million and $2.9 million was included in accounts payable, respectively, while $0.1 million and $1.0 million was included in accrued expenses and other current liabilities, respectively. The Company recorded sales and marketing expense of $16.5 million, $13.9 million, and $14.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 7).

13. Revenue Information
The CODM reviews financial information on a consolidated basis, accompanied by information about transaction revenue and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Transaction revenue	$303,840	$259,516	$241,395
Forecasts, consulting and other revenue	19,309	17,991	18,443
Total revenues	$323,149	$277,507	$259,838