Form 10-Q
period 2018-03-31
TrueCar, Inc.
filed 2018-05-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 3, 2018, 100,932,475 shares of the registrant’s common stock were outstanding.

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

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	the effectiveness of investments in dealer relationships, consumer messaging and our technology platform and their effect on our revenue;

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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$195,822	$197,762
Accounts receivable, net of allowances of $2,897 and $3,030 at March 31, 2018 and December 31, 2017, respectively (includes related party receivables of $266 and $169 at March 31, 2018 and December 31, 2017, respectively)	37,332	39,169
Prepaid expenses	5,632	5,475
Other current assets	4,532	1,145
Total current assets	243,318	243,551
Property and equipment, net	71,385	70,710
Goodwill	53,270	53,270
Intangible assets, net	14,947	15,912
Other assets	4,504	1,391
Total assets	$387,424	$384,834
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $2,621 and $3,200 at March 31, 2018 and December 31, 2017, respectively)	$18,018	$18,620
Accrued employee expenses	3,265	6,568
Accrued expenses and other current liabilities (includes related party accrued expenses of $1,055 and $52 at March 31, 2018 and December 31, 2017, respectively)	12,810	12,790
Total current liabilities	34,093	37,978
Deferred tax liabilities	739	812
Lease financing obligations, net of current portion	29,274	29,129
Other liabilities	4,067	3,797
Total liabilities	68,173	71,716
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2018 and December 31, 2017; 100,897,465 and 100,428,656 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	673,457	664,192
Accumulated deficit	(354,216)	(351,084)
Total stockholders’ equity	319,251	313,118
Total liabilities and stockholders’ equity	$387,424	$384,834
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$81,061	$75,757
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,452	6,392
Sales and marketing (includes related party expenses of $4,541 and $4,056 for the three months ended March 31, 2018 and 2017, respectively)	48,418	42,182
Technology and development	15,594	13,629
General and administrative	13,481	13,628
Depreciation and amortization	5,175	6,084
Total costs and operating expenses	90,120	81,915
Loss from operations	(9,059)	(6,158)
Interest income	604	133
Interest expense	(661)	(649)
Loss before income taxes	(9,116)	(6,674)
(Benefit from) / provision for income taxes	(61)	121
Net loss	$(9,055)	$(6,795)

Net loss per share, basic and diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding, basic and diluted	100,571	86,783
Other comprehensive loss:
Comprehensive loss	$(9,055)	$(6,795)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018				5,923	5,923
Net loss	—	—	—	(9,055)	(9,055)
Stock-based compensation	—	—	9,431	—	9,431
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	468,809	—	(166)	—	(166)
Balance at March 31, 2018	100,897,465	$10	$673,457	$(354,216)	$319,251
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(9,055)	$(6,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,169	6,079
Deferred income taxes	(73)	107
Bad debt expense and other reserves	335	412
Stock-based compensation	9,097	5,907
Non-cash interest expense on lease financing obligation	173	172
Write-off and loss on disposal of fixed assets	5	35
Changes in operating assets and liabilities:
Accounts receivable	1,502	593
Prepaid expenses	(157)	(1,156)
Other current assets	(347)	(6,702)
Other assets	(151)	(126)
Accounts payable	(1,128)	(3,313)
Accrued employee expenses	(3,114)	7,973
Accrued expenses and other liabilities	917	2,105
Other liabilities	270	(274)
Net cash provided by operating activities	3,443	5,017
Cash flows from investing activities
Purchase of property and equipment	(5,332)	(5,473)
Net cash used in investing activities	(5,332)	(5,473)
Cash flows from financing activities
Proceeds from exercise of common stock options	681	7,730
Taxes paid related to net share settlement of equity awards	(732)	(477)
Net cash (used in) provided by financing activities	(51)	7,253
Net (decrease) increase in cash and cash equivalents	(1,940)	6,797
Cash and cash equivalents at beginning of period	197,762	107,721
Cash and cash equivalents at end of period	$195,822	$114,518
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	334	218
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	918	1,488
Proceeds receivable from exercise of stock options included in other current assets	2	615
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	111	212
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017, except the accounting policy changes detailed below as a result of the adoption of the new revenue standard, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 1, 2018.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities which are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility leases, fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, and in periods prior to the Company’s initial public offering, valuation of common stock.
Segments
The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about Auto Buying Program revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 3). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Revenue Recognition
In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard replaces all existing revenue recognition guidance under GAAP. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue guidance. See Note 3 for further details.
Under the new revenue standard, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation or obligations are satisfied
Auto Buying Program Revenues
Revenues includes fees paid by dealers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees either on a per-vehicle basis for sales to Auto Buying Program users, a per-introduction basis for sales to Auto Buying Program users or in the form of a subscription arrangement. Contracts are cancellable by the Dealer or the Company at any time. The Company does not provide significant dealer financing terms.
The Company’s performance obligation to TrueCar Certified Dealers is the same for all payment types for our Auto Buying Program revenues: to provide Dealers with introductions to in-market consumers through the use of the TrueCar platform, so that those Dealers have the opportunity to sell vehicles to those consumers. Control transfers to Dealers upon delivery of introductions, which is the point at which the Company recognizes revenue.
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

Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, the Company recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical introductions that result in vehicle sales and further validated by subsequent actual sales information. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay based on the per-vehicle basis, the Dealer is not obligated to pay the Company until the vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.
Pay-Per-Introduction. Under fee arrangements based on a pay-per-introduction billing model, revenue for the Auto Buying Program is recognized when introductions are delivered.
The Company also recognizes revenue from Dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are also cancellable by the Dealer or the Company at any time. Subscription arrangements fall into three types: flat rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). For all subscription arrangements, the Company recognizes the fees as revenue when introductions are delivered by allocating a portion of the monthly subscription fee to each delivered introduction. For guaranteed sales and guaranteed introduction subscriptions, the amount allocated is adjusted at the end of each month for any credits, as described below. Total revenue recognized in any given month remains unchanged from the old revenue standard for subscription arrangements.
Flat Rate Subscription. Under flat rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of introductions provided by the Company to the Dealer or sales made to users of the Company’s platform by the Dealer.
Guaranteed Sales Subscription. Under guaranteed sales subscription arrangements, monthly fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the Dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the Dealer. To the extent that the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees.
Guaranteed Introductions Subscription. Under guaranteed introductions subscription arrangements, monthly fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. To the extent that the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.
OEM Incentives Revenue
The Company enters into arrangements with automobile manufacturers (“OEM”) to promote the sale of their vehicles through the offering of additional consumer incentives. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the old revenue standard, in years prior to 2018, the Company recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the new revenue standard, the Company’s performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which the Company recognizes revenue. The Company recognizes revenue for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical incentive offers that result in vehicle sales and further validated by subsequent actual sales information. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.

Forecasts, Consulting and Other Revenues
Revenues are generated from the sale of forecasts of lease residual value data for new and used leased automobiles, guidebooks, and consulting projects. Sales are principally made to vehicle manufacturers, vehicle financing companies, investment banks, automobile dealers, and insurance companies.
Forecasts and consulting project sales arrangements may include multiple promises to deliver goods and services, such as sale of lease residual forecasts from guidebooks and consulting projects. For revenue arrangements containing multiple promises to transfer goods or services, the Company first determines which of the goods or services are distinct and therefore, separate performance obligations. If multiple distinct performance obligations are identified, the total transaction price for a contract is allocated to each performance obligation on a relative standalone selling price basis. In most cases, the goods and services we promise to deliver are sold on a stand-alone basis, which is determined to be the standalone selling price.
Revenue allocated to each performance obligation from the sale of lease residual value forecasts, guidebooks, and consulting projects is recognized when each performance obligation is satisfied. Some residual value data is available via subscription with updated data provided as available during the subscription period or as part of discrete delivered data packages. Sales attributed to residual value data and guidebooks are recognized either over time during the subscription period or when the data or guidebooks are delivered, depending on the terms of the contract, and consulting projects are recognized when the project is delivered.
The Company has elected to use the practical expedient to not disclose the remaining performance obligations for contracts that have durations of one year or less. The Company does not have significant remaining performance obligations in excess of one year.
Incremental Costs to Obtain a Contract
The new revenue standard requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of TrueCar's services to Dealers. These costs are deferred and then amortized over the expected customer life that has been determined to be three years based on an analysis of historical and expected customer life. Amortization expense is included within sales and marketing on the accompanying consolidated statements of comprehensive loss. Prior to adoption of the new revenue standard, sales commissions were expensed when incurred.
Other Recent Accounting Pronouncements
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
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company continues to evaluate the methods and impact of adopting this guidance on its consolidated financial statements.

3.	Revenue Information and Deferred Sales Commissions
Adoption of the New Revenue Standard
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting.
As a result of adopting the new revenue standard, the Company now recognizes transaction revenue earlier for certain of its Auto Buying Program and OEM incentives arrangements based on estimated variable consideration to be received upon the occurrence of subsequent vehicle sales between the Auto Buying Program user and the Dealer. Upon adoption, the Company recorded a contract asset within other current assets to reflect revenues that would be recognized earlier under the new revenue standard, which is upon delivery of introductions, as well as a corresponding balance of revenue share paid to affinity marketing partners within accounts payable.
Also as a result of adoption, the Company identified an impact related to the recognition of costs to obtain customer contracts. Prior to adoption, sales commissions were expensed as incurred. Under the new revenue standard, certain sales commissions are deferred and recognized over a period of time. The Company recorded an adjustment within the consolidated balance sheet to capitalize these sales commissions as of January 1, 2018 within other assets to reflect the deferred costs that had been expensed under the prior accounting policy for sales commissions.
The cumulative effects of the changes made to the Company’s January 1, 2018 consolidated balance sheet were as follows (in thousands):

	December 31, 2017	Adjustments Due to Adoption of New Revenue Standard	January 1, 2018

Assets
Other current assets	$1,145	$3,324	$4,469
Other assets	1,391	2,962	4,353

Liabilities
Accounts payable	$18,620	$256	$18,876
Accrued expenses and other liabilities	12,790	107	12,897

Stockholders’ Equity
Accumulated deficit	$(351,084)	$5,923	$(345,161)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statement of comprehensive loss and consolidated balance sheet was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$81,061	$80,758	$303
Sales and marketing	48,418	48,420	(2)
Net loss	(9,055)	(9,360)	(305)

	March 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Assets
Other current assets	$4,532	$789	$3,743
Other assets	4,504	1,358	3,146

Liabilities
Accounts payable	$18,018	$17,581	$437
Accrued expenses and other liabilities	12,810	12,586	224

Stockholders’ Equity
Accumulated deficit	$(354,216)	$(360,444)	$6,228
Deferred Sales Commissions
Deferred sales commissions within other assets were $3.1 million as of March 31, 2018. For the three months ended March 31, 2018, under the new revenue standard, amortization expense for deferred sales commissions was $0.4 million and there was no impairment loss in relation to the costs capitalized. Sales commission expenses under the old standard would have resulted in expenses of $0.6 million for the three months ended March 31, 2018.
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $3.3 million at January 1, 2018 was transferred to accounts receivable during the three months ended March 31, 2018 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $3.7 million was recorded as of March 31, 2018 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue. Prior to adoption of the new revenue standard, Auto Buying Program revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017(1)

Auto Buying Program revenue	$72,337	$65,154
OEM incentives revenue	4,421	5,278
Forecasts, consulting and other revenue	4,303	5,325
Total revenues	$81,061	$75,757

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

4.	Fair Value Measurements
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2018		At December 31, 2017
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$195,822	$195,822	$195,584	$195,584
Total Assets	$195,822	$195,822	$195,584	$195,584

5.	Property and Equipment, net
Property and equipment consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017

Computer equipment, software, and internally developed software	$86,874	$83,568
Furniture and fixtures	5,204	4,779
Leasehold improvements	8,549	8,342
Capitalized facility leases	39,302	39,302
	139,929	135,991
Less: Accumulated depreciation	(68,544)	(65,281)
Total property and equipment, net	$71,385	$70,710
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at March 31, 2018 and December 31, 2017, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At March 31, 2018 and December 31, 2017, the Company recorded accumulated amortization of $2.4 million and $2.2 million, respectively. Additionally, at March 31, 2018 and December 31, 2017, the Company recognized a corresponding lease financing obligation of approximately $31.4 million.
Included in the table above are property and equipment of $8.0 million and $7.8 million at March 31, 2018 and December 31, 2017, respectively, which are capitalizable, but had not yet been placed in service. The $8.0 million balance at March 31, 2018 primarily includes $5.4 million of capitalized software not ready for its intended use and $2.3 million of leasehold improvements and furniture for an office build-out not yet complete or placed in service. The $7.8 million balance at December 31, 2017, was comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.2 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively.

Amortization of internal use capitalized software development costs was $2.9 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

6.	Credit Facility
The Company had previously entered into a third amended and restated loan and security agreement (“Third Amended Credit Facility”) with a financial institution that provided for advances under a revolving line of credit and had no outstanding amounts at December 31, 2017. In February 2018, the Company entered into a first amendment to the third amended and restated loan and security agreement (“First Amendment”).
The Third Amended Credit Facility, as amended by the First Amendment (the “Credit Facility”) has a $35.0 million secured revolving credit facility that expires on February 18, 2021. The Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.
The Credit Facility bears interest, at the Company’s option, at either (i) the prime rate published by The Wall Street Journal, plus a spread of -0.25% to 0.50%, or (ii) a LIBOR rate determined in accordance with the terms of the Credit Facility, plus a spread of 1.75% to 2.50%. In each case, the spread is based on the Company’s adjusted quick ratio, which is a ratio of the Company’s cash and cash equivalents plus net billed accounts receivable to current liabilities plus all borrowings under the credit facility.
Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period, as defined in the Credit Facility, for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.00% to 0.20% per annum based on the Company’s adjusted quick ratio.
The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.50 to 1.00 on the last day of each quarter. If this adjusted quick ratio is not maintained, then the facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio of 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes and capital expenditures to its cash interest payments measured on a trailing twelve month-basis. This credit facility also limits the Company’s ability to pay dividends. At March 31, 2018, the Company was in compliance with all financial covenants.
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
At March 31, 2018, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million.

7.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs were recorded in general and administrative expenses in the consolidated statement of comprehensive loss. In 2015, the Company recorded the initial estimate of lease exit costs. In 2016, the Company updated its estimates of sublease rental income and recorded additional expense due to changes in the local commercial real estate market. In the first quarter of 2017, the Company completed the execution of subleases for its properties and recorded a benefit of $0.1 million in lease exit costs. As of March 31, 2018, the Company recognized a total of $5.2 million in lease exit costs associated with these office locations. The Company does not expect to incur significant additional charges in future periods related to these exits.

The following table presents a roll forward of the lease exit liability for the three months ended March 31, 2018:

Lease Exit Costs
Accrual at December 31, 2017	$1,354
Cash Payments	(122)
Accrual at March 31, 2018	$1,232
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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company has violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2018, as it does not believe a loss is probable or reasonably estimable.

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

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint seeks an award of unspecified damages, interest, disgorgement, injunctive relief, and attorneys’ fees. In the complaint, the plaintiff seeks to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act, and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief, and attorneys’ fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. A hearing on the plaintiff’s class certification motion has been scheduled for May 25, 2018. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2018 as the Company does not believe a loss is probable or reasonably estimable.

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

On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau (the “Cox Automotive Litigation”). As it relates to the Company, the complaint in the Cox Automotive Litigation seeks an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorneys’ fees. The complaint in the Cox Automotive Litigation alleges that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on the request by Cox Automotive for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of March 31, 2018, as the Company does not believe a loss is probable.

On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). The complaint in the Milbeck Federal Securities Litigation seeks an award of unspecified damages, interest, attorneys’ fees, and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The court has not yet appointed a lead plaintiff. The Company believes that the complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2018 as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At March 31, 2018 and December 31, 2017, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2017	16,714,216	$12.46	7.7
Granted	24,676	11.42
Exercised	(101,074)	6.70
Canceled/forfeited	(181,900)	14.48
Outstanding at March 31, 2018	16,455,918	$12.47	7.4
At March 31, 2018, total remaining stock-based compensation expense for unvested stock option awards was $43.7 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense for stock option awards of $4.6 million and $3.3 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2017	4,284,438	$11.99
Granted	32,210	10.95
Vested	(445,228)	10.93
Canceled/forfeited	(144,205)	13.52
Non-vested — March 31, 2018	3,727,215	$12.05
At March 31, 2018, total remaining stock-based compensation expense for non-vested restricted stock units is $40.1 million, which is expected to be recognized over a weighted-average period of 2.7 years. The Company recorded $4.4 million and $2.6 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2018 and 2017, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017

Cost of revenue	$298	$203
Sales and marketing	3,127	1,745
Technology and development	2,353	1,298
General and administrative	3,319	2,661
Total stock-based compensation expense	9,097	5,907
Amount capitalized to internal software use	334	218
Total stock-based compensation cost	$9,431	$6,125

9.	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions applicable to the Company include the reduction of the U.S. corporate statutory tax rate from 35% to 21%, the limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income, and the indefinite carryforward period applicable to NOLs generated after December 31, 2017. The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2018 and an income tax expense of $0.1 million for the three months ended March 31, 2017.
As of December 31, 2017, the Company had obtained and analyzed all necessary information to record the effect of the change in tax law, and does not anticipate reporting additional tax effects in the future. However, should the Internal Revenue Service (“IRS”) issue further guidance or interpretation of relevant aspects of the new tax law, the Company may adjust these amounts.
There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017

Net loss	$(9,055)	$(6,795)
Weighted-average common shares outstanding	100,571	86,783
Net loss per share - basic and diluted	$(0.09)	$(0.08)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017

Options to purchase common stock	16,456	21,823
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	3,727	4,015
Total shares excluded from net loss per share	21,642	27,297

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at March 31, 2018 and December 31, 2017 of $0.3 million and $0.2 million, respectively. In addition, the Company had amounts due to USAA at March 31, 2018 and December 31, 2017 of $3.7 million and $3.3 million, respectively. The Company recorded sales and marketing expense of $4.5 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively, related to service arrangements entered into with USAA.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded marketplace is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express, membership-based organizations like Consumer Reports, AARP, Sam’s Club, and AAA, and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
During the three months ended March 31, 2018, we generated revenues of $81.1 million and recorded a net loss of $9.1 million.
At the end of 2017, we identified five key components of our plan for 2018 that would set us up for future revenue re-acceleration and margin expansion. They include:

(i)	continued collaboration with USAA:

(ii)	continued focus on dealer pricing and monetization;

(iii)	growth in OEM incentives revenue;

(iv)	nationwide roll-out of our trade-in product; and

(v)	the completion of our technology replatforming initiative.
As we invest in these initiatives during 2018, we expect to incur additional costs in these areas and expect our quarter-over-quarter revenue to modestly improve.
Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2018	2017
Average Monthly Unique Visitors	7,805,207	7,344,712
Units(1)	229,717	217,656
Monetization	$334	$324
Franchise Dealer Count	12,205	11,734
Independent Dealer Count	3,006	2,716

(1)
We issued full credits of the amount originally invoiced with respect to 5,134 and 5,705 units during the three months ended March 31, 2018 and 2017, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 6.3% to approximately 7.8 million in the three months ended March 31, 2018 from approximately 7.3 million in the same period of 2017. We attribute the growth in our average monthly unique visitors principally to television and digital marketing advertising campaigns and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
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
The number of units increased 5.5% to 229,717 in the three months ended March 31, 2018 from 217,656 in the three months ended March 31, 2017. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (Auto Buying Program revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased 3.1% to $334 during the three months ended March 31, 2018 from $324 for the same period in 2017, primarily as a result of improved subscription pricing optimization. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and by the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,205 at March 31, 2018, an increase from 11,734 at March 31, 2017, and an increase from 12,142 at December 31, 2017. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 3,006 at March 31, 2018, an increase from 2,716 at March 31, 2017, and an increase from 2,979 at December 31, 2016.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, certain litigation costs, lease exit costs, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, certain litigation costs, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the lease exit costs associated with consolidation of the Company’s office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently than we do, limiting their usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(9,055)	$(6,795)
Non-GAAP adjustments:
Interest income	(604)	(133)
Interest expense	661	649
Depreciation and amortization	5,175	6,084
Stock-based compensation	9,097	5,907
Certain litigation costs (1)	799	350
Lease exit costs (2)	—	(133)
(Benefit from) / provision for income taxes	(61)	121
Adjusted EBITDA	$6,012	$6,050

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
Represents updates to the initial estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(9,055)	$(6,795)
Non-GAAP adjustments:
Stock-based compensation	9,097	5,907
Certain litigation costs (1)	799	350
Lease exit costs (2)	—	(133)
Non-GAAP net income (loss) (3)	$841	$(671)

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending resolution.

(2)
Represents updates to the initial estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at March 31, 2018 and March 31, 2017.

Components of Operating Results
Revenues
Our revenues are comprised of Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue. In 2018, as a result of adopting the new revenue standard, we now recognize transaction revenue earlier for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer. See Note 2 and Note 3 of our condensed consolidated financial statements herein for more information about the changes in our accounting policies and the impact of adoption of the new revenue standard.
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
(Benefit from) / Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2018 and December 31, 2017 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our benefit for income taxes for the three months ended March 31, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company's tax-deductible goodwill amortization was an available source of income to realize deferred tax assets. Our provision for income taxes for the three months ended March 31, 2017 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that was not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$81,061	$75,757
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,452	6,392
Sales and marketing	48,418	42,182
Technology and development	15,594	13,629
General and administrative	13,481	13,628
Depreciation and amortization	5,175	6,084
Total costs and operating expenses	90,120	81,915
Loss from operations	(9,059)	(6,158)
Interest income	604	133
Interest expense	(661)	(649)
Loss before income taxes	(9,116)	(6,674)
(Benefit from) / provision for income taxes	(61)	121
Net loss	$(9,055)	$(6,795)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$6,012	$6,050
Non-GAAP net income (loss)	$841	$(671)
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues

	Three Months Ended March 31,

	2018	2017

	(in thousands)
Auto Buying Program revenue	$72,337	$65,154
OEM incentives revenue	4,421	5,278
Forecasts, consulting and other revenue	4,303	5,325
Revenues	$81,061	$75,757
Three months ended March 31, 2018 compared to three months ended March 31, 2017. The increase in our revenues of $5.3 million or 7.0% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily reflected the increase in our Auto Buying Program revenue. Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.2%, 5.5%, and 5.3%, respectively, of revenues for the three months ended March 31, 2018 as compared to 86.0%, 7.0%, and 7.0%, respectively, for the same period in 2017. The increase in Auto Buying Program revenue for the three months ended March 31, 2018 primarily reflected a 5.5% increase in units and a 3.1% increase in monetization. The decrease of $0.9 million in OEM incentives revenue for the three months ended March 31, 2018 primarily related to changes made to one of our programs to enhance membership verification and eligibility. The decrease of $1.0 million in forecasts, consulting and other revenue for the three months ended March 31, 2018 primarily reflected the delivery of a large project in our ALG business in the first quarter of 2017. For 2018, we expect our quarter-over-quarter revenue to modestly improve.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,452	$6,392
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.2%	8.4%
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Cost of revenue increased $1.1 million or 16.6% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to costs for an automotive trade-in pilot program with a large vehicle wholesaler that commenced in the second quarter of 2017. The pilot agreement expired during the quarter, however we are currently continuing the pilot program with the wholesaler on the same terms. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
Sales and marketing expenses	$48,418	$42,182
Sales and marketing expenses as a percentage of revenues	59.7%	55.7%
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Sales and marketing expenses increased $6.2 million or 14.8% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase primarily reflected a $4.2 million increase in revenue share paid to affinity marketing partners and a $1.4 million increase in stock-based compensation. We expect sales and marketing expenses to continue to increase in dollar amount due to increased headcount to better serve dealers and OEMs, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Technology and Development Expenses

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
Technology and development expenses	$15,594	$13,629
Technology and development expenses as a percentage of revenues	19.2%	18.0%
Capitalized software costs	$3,511	$3,247

Three months ended March 31, 2018 compared to three months ended March 31, 2017. Technology and development expenses increased $2.0 million or 14.4% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in stock-based compensation of $1.1 million, an increase in salaries and employee related expenses primarily due to increased headcount of a $1.3 million, and an increase in outsourced services of $0.3 million. These increases were partially offset by a decrease in bonus expense of $1.2 million.
Capitalized software costs increased $0.3 million primarily due to an increase in third party software costs capitalized related to internal use software.
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
General and Administrative Expenses

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
General and administrative expenses	$13,481	$13,628
General and administrative expenses as a percentage of revenues	16.6%	18.0%
Three months ended March 31, 2018 compared to three months ended March 31, 2017. General and administrative expenses decreased $0.1 million or 1.1% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was due to a decrease in headcount costs of $1.2 million, primarily due to decreased bonus expense, which was partially offset by an increase in stock-based compensation of $0.7 million and an increase in legal fees of $0.5 million. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of these litigation proceedings and related legal fees.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
Depreciation and amortization expenses	$5,175	$6,084
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Depreciation and amortization expenses decreased $0.9 million or 14.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in accelerated depreciation related to software assets that we previously determined to have shortened useful lives related to upgrades to our technology infrastructure. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Interest Expense

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
Interest expense	$661	$649
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Interest expense was $0.7 million for the three months ended March 31, 2018, and $0.6 million for the three months ended March 31, 2017, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica leased office space and our San Francisco leased office space. We expect to incur a consistent level of interest expense on our lease financing obligation in the remaining quarters in 2018.
Benefit from / Provision for Income Taxes

	Three Months Ended March 31,

	2018	2017

	(dollars in thousands)
(Benefit from) / provision for income taxes	$(61)	$121
Our benefit from income taxes for the three months ended March 31, 2018 primarily reflected a decrease in valuation allowance associated with the recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes for the three months ended March 31, 2017 primarily reflected tax expense due to amortization of tax deductible goodwill that was not an available source of income to realize our deferred tax assets.
Liquidity and Capital Resources
At March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $195.8 million.
We have incurred cumulative losses of $354.2 million from our operations through March 31, 2018, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
In February 2018, we amended our credit facility, which provide advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and expires on February 18, 2021. No amounts were outstanding at March 31, 2018. The amount available under the amended credit facility at March 31, 2018 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$3,443	$5,017
Net cash used in investing activities	(5,332)	(5,473)
Net cash (used in) provided by financing activities	(51)	7,253
Net increase (decrease) in cash and cash equivalents	$(1,940)	$6,797
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the three months ended March 31, 2018 was $3.4 million. This was primarily due to our net loss of $9.1 million, which, adjusted for non-cash items, including stock-based compensation expense of $9.1 million and depreciation and amortization expense of $5.2 million, resulted in $5.7 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $2.2 million related to changes in operating assets and liabilities.
The $2.2 million decrease related to changes in operating assets and liabilities primarily reflected a decrease in accrued employee expenses of $3.1 million primarily due to a decrease in accrued bonus and a decrease in accounts payable of $1.1 million primarily due to a decrease in revenue share payable to affinity marketing partners. These uses of cash were partially offset by a decrease in accounts receivable of $1.5 million primarily related to a decrease in OEM incentives revenue and an increase in accrued expenses and other liabilities of $0.9 million primarily due to increased accrued marketing fees.
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
Cash used in investing activities of $5.3 million for the three months ended March 31, 2018 resulted from $3.3 million of investments in software, $1.5 million of investments in furniture, leasehold, and facility improvements, and $0.5 million of investments in computer hardware.
Cash used in investing activities of $5.5 million for the three months ended March 31, 2017 resulted from $2.7 million of investments in software, $1.5 million of investments in furniture, leasehold, and facility improvements, and $1.3 million of investments in computer hardware.
Financing Activities
Cash used in financing activities of $0.1 million for the three months ended March 31, 2018 reflects taxes paid for the net share settlement of certain equity awards, net of proceeds from the exercise of stock options.

Cash provided by financing activities of $7.3 million for the three months ended March 31, 2017 reflects $7.3 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards.

Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the three months ended March 31, 2018 .
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
There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2018, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new revenue standard.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included herein.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.
Interest Rate Risk
We had cash and cash equivalents of $195.8 million at March 31, 2018, which consists entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of March 31, 2018, we had no borrowings under the credit facility. We believe that we do not have a material exposure to changes in the fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 7 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.
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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2018 our franchise dealer count was 12,205.

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

Our growth in prior years may not be indicative of our future growth and, we may not be able to manage future growth effectively.

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

We have not been profitable since inception and had an accumulated deficit of $354.2 million at March 31, 2018. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Such expenses will increase now that we have ceased to be an “emerging growth company.” For more information concerning our “emerging growth company” status, refer to the risk factor below: “Complying with the laws and regulations affecting public companies has increased our costs and the demands on management and could harm our operating results.” As a result of these increased expenditures, we have to generate and sustain increased revenue to achieve and maintain profitability.

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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2017, 261,307 units, or 27%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. In the quarter ended March 31, 2018, 62,350 units, or 27%, of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car‑buying site we maintain for USAA. As such, the number of units purchased using USAA's car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car‑buying sites we maintain for our affinity group marketing partners. At March 31, 2018, USAA beneficially owned 9,042,990 shares, which represented 8.9% of our outstanding common stock.

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

We believe that an important component of our growth will be the growth of our business derived from the TrueCar website and our TrueCar branded mobile applications. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goal of which is to increase the strength, recognition and trust in the TrueCar brand and drive more unique visitors to our website and mobile applications. We incurred expenses of $48.4 million and $42.2 million on sales and marketing during the three months ended March 31, 2018 and 2017, respectively.

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

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In May 2015, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Mahapatra Federal Securities Litigation”) by Satyabrata Mahapatra naming TrueCar and two other individuals not affiliated with TrueCar as defendants. On June 15, 2015, the plaintiff filed a Notice of Errata and Correction purporting to name Scott Painter and Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint in the Mahapatra Federal Securities Litigation sought an award of unspecified damages, interest and attorneys’ fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about TrueCar’s business, operations, prospects and performance. Specifically, the amended complaint alleges that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) TrueCar’s business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) TrueCar acts as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales (i.e., the issues raised in the CNCDA Litigation); and (iii) as a result of the above, TrueCar’s registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases, and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserted a putative class period running from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In August 2015, the Company, certain of its executives and directors, and the underwriters of the Company’s initial public offering and secondary offering were named as defendants in a putative class action lawsuit filed by Ning Shen and William Fitzpatrick in California Superior Court under the federal securities laws (the “California State Court Securities Litigation”).  The complaint alleged that TrueCar’s registration statements in connection with the offerings contained false or misleading statements of material facts, and failed to disclose material adverse facts about the Company’s business, operations, prospects, and performance.  On September 2, 2015, following our removal of the action from California state court to the U.S. District Court for the Central District of California, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the California State Court Securities Litigation is currently resolved, but that it could be re-filed at a later date. If the California State Court Securities Litigation is re-filed at a later date or if additional similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matters are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In March 2018, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”) by Leon Milbeck naming TrueCar and a former officer of the Company as defendants. The complaint in the Milbeck Federal Securities Litigation seeks an award of unspecified damages, interest, attorneys’ fees, and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The court has not yet appointed a lead plaintiff. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, such lawsuits have been instituted against us in the form of the Milbeck Federal Securities Litigation, the Mahapatra Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to, or different from those alleged in the Milbeck Federal Securities Litigation, the Mahapatra Federal Securities Litigation or the California State Court Securities Litigation, could result in significant legal fees, settlements, or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the California Consumer Class Action, and the Milbeck Federal Securities Litigation, and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our trade-in pilot program with a large vehicle wholesaler we have incurred $3.2 million in license fees and revenue share costs. We incurred $0.8 million of such costs in the three months ended March 31, 2018.

In addition, we may not successfully demonstrate the value of these expanded or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.

Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.

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

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Recent and potential future interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and such a reduction could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in OEM subscription service offerings, decreasing availability of subprime automotive loans, and global supply chain challenges, such as those resulting from the Japanese tsunami in 2011, and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Although we are developing a unified architecture, our systems currently employ multiple software platforms. As we upgrade our system architecture we may encounter challenges that could impact our business, and our ability to quickly change aspects of our consumer and dealer experiences may be limited. During the third quarter of 2016 we began hosting certain of our systems using an enterprise cloud computing provider; however, a substantial portion of the computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems continues to be located at a co-location facility in Los Angeles. We do not own or control the operation of this facility. Our systems are not fully redundant. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, denial-of-service attacks, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

In addition, we have previously taken advantage of the Jumpstart Our Business Startups Act of 2012’s reduced disclosure requirements applicable to "emerging growth companies" regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and as such, we will hold a say-on-pay vote and a say-on-frequency vote at our 2018 annual meeting of stockholders. As a result, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

We had goodwill and intangible assets of $68.2 million at March 31, 2018. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. In the event we had to reduce the carrying value of our goodwill or intangible assets, any such impairment charge could materially and adversely affect our results of operations.

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

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending June 30, 2018, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers, directors, their affiliates, and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of March 31, 2018, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 67% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the three months ended March 31, 2018, the trading price of our common stock fluctuated from a low of $8.88 per share to a high of $12.64 per share. For the fiscal year ended December 31, 2017, the trading price of our common stock fluctuated from a low of $10.16 per share to a high of $21.75 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

At March 31, 2018, approximately 100.9 million shares of our common stock were outstanding. In addition, as of March 31, 2018, there were 16.5 million shares underlying options and 3.7 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144, shares held by non‑affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

In January 2017, we filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities up to a total dollar amount of $100 million, and selling stockholders may sell, from time to time, up to 20 million shares of common stock (the “2017 Shelf Registration”) pursuant to which we may offer and sell from time to time up to $100 million of securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights and/or units at prices and on terms that we may determine, and pursuant to which up to 20 million shares of common stock may be offered and sold from time to time by selling stockholders. The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017. On May 2, 2017, an offering pursuant to the 2017 Shelf Registration was effected. We sold 1.15 million shares of the Company’s common stock and certain selling stockholders sold 9.2 million shares of common stock in the offering.

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
None.

(b)	Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared or became effective on May 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering or follow-on offerings as described in our final prospectuses filed with the SEC on May 16, 2014, November 12, 2014, and April 27, 2017, respectively, pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 7, 2018, the Compensation and Workforce Committee of TrueCar, Inc.'s Board of Directors approved an increase in the annual base salary for John Pierantoni, Interim Chief Financial Officer, from $350,000 to $360,500, effective as of that date.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/AFile No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/AFile No. 333-195036	3.4	5/5/2014
10.1#	Consulting Agreement, dated February 1, 2018, by and between the Registrant and Michael Guthrie	Filed herewith
10.2#	2018 Executive Officer Target Bonus Opportunities	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	May 9, 2018	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ John Pierantoni
John Pierantoni
Interim Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)