Form 10-Q
period 2018-06-30
TrueCar, Inc.
filed 2018-08-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 2, 2018, 102,071,253 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses and ability to grow revenue, scale our business, generate cash flow, fulfill our mission and achieve and maintain future profitability;

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	the effectiveness of investments in dealer relationships, consumer messaging and our technology platform and their effect on our revenue;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs and our ability to successfully monetize those products and services;

•	maintaining and expanding our customer base in key geographies, including our ability to increase the number of high-volume brand dealers in our network generally and in key geographies;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•
our ability to successfully increase dealer subscription rates, and manage dealer churn, as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model;

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to successfully scale our automotive trade-in program to a nationwide offering;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to hire a permanent chief financial officer and integrate him or her and other recent and future additions to our management team;

•	our continuing ability to provide customers access to our products;

•	our ability to successfully complete our technology replatforming project in a timely manner and leverage that success to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs;

•
our ability to stay abreast of, and in compliance with, new or modified laws and regulations that currently apply or become applicable to our business, including newly-enacted and rapidly-changing data protection laws and regulations and changes in applicable tax laws and regulations;

•	the continued expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$198,487	$197,762
Accounts receivable, net of allowances of $2,769 and $3,030 at June 30, 2018 and December 31, 2017, respectively (includes related party receivables of $149 and $169 at June 30, 2018 and December 31, 2017, respectively)	42,849	39,169
Prepaid expenses	8,357	5,475
Other current assets	4,971	1,145
Total current assets	254,664	243,551
Property and equipment, net	70,956	70,710
Goodwill	53,270	53,270
Intangible assets, net	13,981	15,912
Other assets	5,188	1,391
Total assets	$398,059	$384,834
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $3,808 and $3,200 at June 30, 2018 and December 31, 2017, respectively)	$18,445	$18,620
Accrued employee expenses	6,691	6,568
Accrued expenses and other current liabilities (includes related party accrued expenses of $785 and $52 at June 30, 2018 and December 31, 2017, respectively)	14,769	12,790
Total current liabilities	39,905	37,978
Deferred tax liabilities	692	812
Lease financing obligations, net of current portion	29,293	29,129
Other liabilities	4,190	3,797
Total liabilities	74,080	71,716
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2018 and December 31, 2017; 101,606,400 and 100,428,656 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	684,807	664,192
Accumulated deficit	(360,838)	(351,084)
Total stockholders’ equity	323,979	313,118
Total liabilities and stockholders’ equity	$398,059	$384,834
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$87,850	$81,819	$168,911	$157,576
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,752	7,130	15,204	13,522
Sales and marketing (includes related party expenses of $5,277 and $4,487 for the three months ended June 30, 2018 and 2017, and $9,818 and $8,543 for the six months ended June 30, 2018 and 2017, respectively)	52,014	46,933	100,432	89,115
Technology and development	15,694	14,131	31,288	27,760
General and administrative	13,494	15,413	26,975	29,041
Depreciation and amortization	5,641	5,668	10,816	11,752
Total costs and operating expenses	94,595	89,275	184,715	171,190
Loss from operations	(6,745)	(7,456)	(15,804)	(13,614)
Interest income	750	249	1,354	382
Interest expense	(662)	(652)	(1,323)	(1,301)
Loss before income taxes	(6,657)	(7,859)	(15,773)	(14,533)
(Benefit from) / provision for income taxes	(35)	201	(96)	322
Net loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)

Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.16)
Weighted average common shares outstanding, basic and diluted	101,150	93,745	100,862	90,283
Other comprehensive loss:
Comprehensive loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018				5,923	5,923
Net loss	—	—	—	(15,677)	(15,677)
Stock-based compensation	—	—	18,876	—	18,876
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,177,744	—	1,739	—	1,739
Balance at June 30, 2018	101,606,400	$10	$684,807	$(360,838)	$323,979
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,677)	$(14,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,818	11,747
Deferred income taxes	(120)	288
Bad debt expense and other reserves	811	789
Stock-based compensation	18,069	12,753
Non-cash interest expense on lease financing obligation	218	233
Write-off and loss on disposal of fixed assets	143	36
Changes in operating assets and liabilities:
Accounts receivable	(4,491)	(978)
Prepaid expenses	(2,882)	(1,006)
Other current assets	(787)	730
Other assets	(835)	(106)
Accounts payable	(232)	4,248
Accrued employee expenses	106	(2,148)
Accrued expenses and other liabilities	3,033	(115)
Other liabilities	393	1,103
Net cash provided by operating activities	8,567	12,719
Cash flows from investing activities
Purchase of property and equipment	(9,615)	(10,340)
Net cash used in investing activities	(9,615)	(10,340)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	—	17,398
Proceeds from exercise of common stock options	3,196	55,534
Taxes paid related to net share settlement of equity awards	(1,423)	(1,310)
Net cash provided by financing activities	1,773	71,622
Net increase in cash and cash equivalents	725	74,001
Cash and cash equivalents at beginning of period	197,762	107,721
Cash and cash equivalents at end of period	$198,487	$181,722
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	807	550
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	554	842
Proceeds receivable from exercise of stock options included in other current assets	1	149
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	29	266
 See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly-owned subsidiaries TrueCar.com, Inc. and ALG, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar.com, Inc. is referred to as “TrueCar.com” and ALG, Inc. is referred to as “ALG.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017, except for the accounting policy changes detailed below as a result of the Company’s adoption of the new revenue standard, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility leases, the fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, and in periods prior to the Company’s initial public offering, valuation of common stock.
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
Under the new revenue standard, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the performance obligation or obligations are satisfied.
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
When a user decides to proceed with the user’s vehicle purchase through the Company, the user provides his or her name, address, e-mail, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives the Company the identity and source of a TrueCar introduction provided to a specific Dealer prior to an actual sale occurring. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, via the Dealer Management System used by the Dealer that made the sale. The Company also receives information regarding vehicle sales from a variety of other data sources, including third party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.

Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, the Company recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical introductions that result in vehicle sales and further validated by subsequent actual sales information. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle basis, the Dealer is not obligated to pay the Company until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.
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
Guaranteed Sales Subscription. Under guaranteed sales subscription arrangements, monthly fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the Dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the Dealer. If the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees.
Guaranteed Introductions Subscription. Under guaranteed introductions subscription arrangements, monthly fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.
OEM Incentives Revenue
The Company enters into arrangements with OEMs to promote the sale of their vehicles through the offering of additional consumer incentives. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the old revenue standard, in years prior to 2018, the Company recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle occurred between the Auto Buying Program user and the dealer. Under the new revenue standard, the Company’s performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which the Company recognizes revenue. The Company recognizes revenue for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical incentive offers that result in vehicle sales and further validated by subsequent actual sales information. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.

Forecasts, Consulting and Other Revenues
Revenues are generated from the sale of forecasts of lease residual value data for new and used leased automobiles, guidebooks, and consulting projects. Sales are principally made to vehicle manufacturers, vehicle financing companies, investment banks, automobile dealers, and insurance companies.
Forecasts and consulting project sales arrangements may include multiple promises to deliver goods and services, such as sale of lease residual forecasts from guidebooks and consulting projects. For revenue arrangements containing multiple promises to transfer goods or services, the Company first determines which of the goods or services are distinct and therefore separate performance obligations. If multiple distinct performance obligations are identified, the total transaction price for a contract is allocated to each performance obligation on a relative standalone selling price basis. In most cases, the goods and services we promise to deliver are sold on a stand-alone basis, which is determined to be the standalone selling price.
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
Incremental Costs to Obtain a Contract
The new revenue standard requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of TrueCar’s services to Dealers. These costs are deferred and then amortized over the expected customer life, which has been determined to be three years based on an analysis of historical and expected customer life. Amortization expense is included within sales and marketing on the accompanying consolidated statements of comprehensive loss. Prior to adoption of the new revenue standard, sales commissions were expensed when incurred.
Other Recent Accounting Pronouncements
In June 2018, the FASB issued new guidance to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

3.	Revenue Information and Deferred Sales Commissions
Adoption of the New Revenue Standard
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting.
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
The impact of adoption of the new revenue standard on the Company’s consolidated statement of comprehensive loss and consolidated balance sheet was as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$87,850	$87,412	$438
Sales and marketing	52,014	51,962	52
Net loss	(6,622)	(7,008)	(386)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$168,911	$168,170	$741
Sales and marketing	100,432	100,382	50
Net loss	(15,677)	(16,368)	(691)

	June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Assets
Other current assets	$4,971	$897	$4,074
Other assets	5,188	2,039	3,149

Liabilities
Accounts payable	$18,445	$17,952	$493
Accrued expenses and other liabilities	14,769	14,653	116

Stockholders’ Equity
Accumulated deficit	$(360,838)	$(367,452)	$6,614
Deferred Sales Commissions
Deferred sales commissions within other assets were $3.1 million as of June 30, 2018. For the three and six months ended June 30, 2018, under the new revenue standard, amortization expense for deferred sales commissions was $0.4 million and $0.8 million, respectively, and there was no impairment loss in relation to the costs capitalized in either period. Sales commission expenses under the old standard would have resulted in expenses of $0.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively.
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at January 1, 2018 were transferred to accounts receivable during the six months ended June 30, 2018 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $4.1 million was recorded as of June 30, 2018 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)

Auto Buying Program revenue	$75,271	$69,366	$147,608	$134,520
OEM incentives revenue	7,927	7,837	12,348	13,115
Forecasts, consulting and other revenue	4,652	4,616	8,955	9,941
Total revenues	$87,850	$81,819	$168,911	$157,576

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

4.	Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets, liabilities, or funds.

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2018		At December 31, 2017
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$198,486	$198,486	$195,584	$195,584
Total Assets	$198,486	$198,486	$195,584	$195,584

5.	Property and Equipment, net
Property and equipment consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017

Computer equipment, software, and internally developed software	$91,013	$83,568
Furniture and fixtures	5,274	4,779
Leasehold improvements	8,565	8,342
Capitalized facility leases	39,302	39,302
	144,154	135,991
Less: Accumulated depreciation	(73,198)	(65,281)
Total property and equipment, net	$70,956	$70,710
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at June 30, 2018 and December 31, 2017, the Company has capitalized $39.3 million related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At June 30, 2018 and December 31, 2017, the Company recorded accumulated amortization of $2.7 million and $2.2 million, respectively. Additionally, at June 30, 2018 and December 31, 2017, the Company recognized a corresponding lease financing obligation of approximately $31.5 million and $31.4 million, respectively.
Included in the table above are property and equipment of $3.1 million and $7.8 million at June 30, 2018 and December 31, 2017, respectively, which are capitalizable but had not yet been placed in service. The $3.1 million and $7.8 million balances at June 30, 2018 and December 31, 2017, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.7 million for the three months ended June 30, 2018 and 2017. Total depreciation and amortization expense of property and equipment was $8.9 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively.
Amortization of internal use capitalized software development costs was $3.3 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively. Amortization of internal use capitalized software development costs was $6.2 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively.

6.	Credit Facility
The Company had previously entered into a third amended and restated loan and security agreement (the “Third Amended Credit Facility”) with a financial institution that provided for advances under a revolving line of credit and had no outstanding amounts at December 31, 2017. In February 2018, the Company entered into a first amendment to the Third Amended Credit Facility (“First Amendment”).
The Third Amended Credit Facility, as amended by the First Amendment (the “Credit Facility”), has a $35.0 million secured revolving credit facility that expires on February 18, 2021. The Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.
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
The consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the Credit Facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes and capital expenditures to its cash interest payments measured on a trailing twelve month-basis. The Credit Facility also limits the Company’s ability to pay dividends. At June 30, 2018, the Company was in compliance with all financial covenants.
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
At June 30, 2018, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million.

7.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs were recorded in general and administrative expenses in the consolidated statement of comprehensive loss. In 2015, the Company recorded the initial estimate of lease exit costs. In 2016, the Company updated its estimates of sublease rental income and recorded additional expense due to changes in the local commercial real estate market. In the first quarter of 2017, the Company completed the execution of subleases for its properties and recorded a benefit of $0.1 million in lease exit costs. As of June 30, 2018, the Company recognized a total of $5.2 million in lease exit costs associated with these office locations. The Company does not expect to incur significant additional charges in future periods related to these exits.

The following table presents a roll forward of the lease exit liability for the six months ended June 30, 2018:

Lease Exit Costs
Accrual at December 31, 2017	$1,354
Cash Payments	(337)
Accrual at June 30, 2018	$1,017

San Francisco Lease Termination
In July 2018, the Company reached an agreement with its landlord to terminate its leased office space in San Francisco, California, effective on December 31, 2018. As a result of the lease termination, the Company will no longer have future minimum lease commitments related to this office space after the effective date, resulting in a decrease in future commitments of $4.5 million over the original remaining term of six years.

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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. The court has not yet ruled on that motion. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2018, as it does not believe a loss is probable or reasonably estimable.

On May 20, 2015, the Company was named as a defendant in a lawsuit filed by the California New Car Dealers Association in the California Superior Court for the County of Los Angeles (the “CNCDA Litigation”). The complaint sought declaratory and injunctive relief based on allegations that the Company was operating in the State of California as an unlicensed automobile dealer and autobroker. The complaint did not seek monetary relief. On July 20, 2015, the Company filed a “demurrer” to the complaint, which is a pleading that requests that the court dismiss the case. Thereafter, the plaintiffs amended their complaint, and on September 11, 2015, the Company filed a demurrer to the amended complaint. On December 7, 2015, the court granted the Company’s demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, the Company filed a demurrer to the second amended complaint. On March 30, 2016, the court granted in part and denied in part the Company’s demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part the Company’s demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into a binding Settlement Agreement and Release (the “CNCDA Settlement Agreement”) to fully resolve the litigation. Pursuant to the CNCDA Settlement Agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the full resolution of this matter pursuant to the CNCDA Settlement Agreement, the Company does not believe that an additional loss is probable.

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2018 as the Company does not believe a loss is probable or reasonably estimable.

On June 30, 2017, the Company was named as a defendant in a putative class action lawsuit filed by Kip Haas in the U.S. District Court for the Central District of California. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of consumers defined as “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into a binding Confidential Settlement Agreement and Mutual Release (the “Haas Settlement Agreement”) on the same financial terms agreed to in principle on or around October 23, 2017. Thereafter, the Company fully satisfied the financial terms of the Haas Settlement Agreement, and pursuant to the Haas Settlement Agreement, the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter pursuant to the Haas Settlement Agreement, and the Company does not believe that an additional loss beyond the above-noted immaterial payment is probable.

On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau. As it relates to the Company, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on the request by Cox Automotive for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of June 30, 2018, as the Company does not believe a loss is probable.

On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California. The complaint seeks an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The Company believes that the complaint is without merit and intends to vigorously defend itself in this matter.

The Company has not recorded an accrual related to this matter as of June 30, 2018 as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or intellectual property infringement claims made by third parties. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At June 30, 2018 and December 31, 2017, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2017	16,714,216	$12.46	7.7
Granted	1,439,287	9.60
Exercised	(463,426)	6.89
Canceled/forfeited	(1,002,936)	14.03
Outstanding at June 30, 2018	16,687,141	$12.28	7.0
At June 30, 2018, total remaining stock-based compensation expense for unvested stock option awards was $44.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense for stock option awards of $3.8 million and $3.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense for stock option awards of $8.4 million and $7.0 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2017	4,284,438	$11.99
Granted	3,025,260	9.69
Vested	(852,017)	11.24
Canceled/forfeited	(558,775)	10.87
Non-vested — June 30, 2018	5,898,906	$11.02
At June 30, 2018, total remaining stock-based compensation expense for non-vested restricted stock units is $61.7 million, which is expected to be recognized over a weighted-average period of 3.0 years. The Company recorded $5.2 million and $3.2 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $9.6 million and $5.8 million in stock-based compensation expense for restricted stock units for the six months ended June 30, 2018 and 2017, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock awards in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of revenue	$443	$233	$741	$436
Sales and marketing	3,543	2,160	6,670	3,905
Technology and development	2,698	1,600	5,051	2,898
General and administrative	2,288	2,853	5,607	5,514
Total stock-based compensation expense	8,972	6,846	18,069	12,753
Amount capitalized to internal software use	473	332	807	550
Total stock-based compensation cost	$9,445	$7,178	$18,876	$13,303

9.	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions applicable to the Company include the reduction of the U.S. corporate statutory tax rate from 35% to 21%, the limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income, and the indefinite carryforward period applicable to NOLs generated after December 31, 2017. The Company recorded an income tax benefit of $35 thousand for the three months ended June 30, 2018 and an income tax expense of $0.2 million for the three months ended June 30, 2017. The Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2018 and an income tax expense of $0.3 million for the six months ended June 30, 2017.
As of December 31, 2017, the Company had obtained and analyzed all necessary information to record the effect of the change in tax law, and does not anticipate reporting additional tax effects in the future. However, should the Internal Revenue Service (“IRS”) issue further guidance or interpretation of relevant aspects of the new Tax Act, the Company may adjust these amounts.
There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)
Weighted-average common shares outstanding	101,150	93,745	100,862	90,283
Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.16)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2018 and 2017 (in thousands):

	June 30,
	2018	2017

Options to purchase common stock	16,687	18,986
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	5,899	5,319
Total shares excluded from net loss per share	24,045	25,764

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at June 30, 2018 and December 31, 2017 of $0.1 million and $0.2 million, respectively. In addition, the Company had amounts due to USAA at June 30, 2018 and December 31, 2017 of $4.6 million and $3.3 million, respectively. The Company recorded sales and marketing expense of $5.3 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expense of $9.8 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively, related to service arrangements entered into with USAA.

12.	Subsequent Events
In July 2018, the Company reached an agreement with its landlord to terminate its leased office space in San Francisco, California effective on December 31, 2018. See Note 7 for further details.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded marketplace is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase, and American Express; membership-based organizations like Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
During the three months ended June 30, 2018, we generated revenues of $87.9 million and recorded a net loss of $6.6 million. During the six months ended June 30, 2018, we generated revenues of $168.9 million and recorded a net loss of $15.7 million.
At the end of 2017, we identified five key components of our plan for 2018 that would set us up for future revenue re-acceleration and margin expansion. They include:

(i)	continued collaboration with USAA;

(ii)	continued focus on dealer pricing and monetization;

(iii)	growth in OEM incentives revenue;

(iv)	nationwide roll-out of our trade-in product; and

(v)	the completion of our technology replatforming initiative.
As we invest in these initiatives during 2018, we expect to incur additional costs in these areas and expect our annual revenue to modestly improve compared to the prior year.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average Monthly Unique Visitors	7,763,112	7,215,456	7,784,160	7,280,084
Units(1)	250,269	242,130	479,986	459,786
Monetization	$332	$319	$333	$321
Franchise Dealer Count	12,368	12,204	12,368	12,204
Independent Dealer Count	3,166	2,860	3,166	2,860

(1)
We issued full credits of the amount originally invoiced with respect to 5,371 and 5,571 units during the three months ended June 30, 2018 and 2017, respectively. We issued full credits of the amount originally invoiced with respect to 10,505 and 11,276 units during the six months ended June 30, 2018 and 2017, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

Average Monthly Unique Visitors
We define a monthly unique visitor as an individual who has visited our website, our landing page on our affinity group marketing partner sites, or our mobile applications within a calendar month. We identify unique visitors through cookies for browser-based visits on either a desktop computer or mobile device and through device IDs for mobile application visits. In addition, if a TrueCar.com user logs in, we supplement their identification with their log-in credentials to attempt to avoid double counting on TrueCar.com across devices, browsers and mobile applications. If an individual accesses our service using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor, except where adjusted based upon TrueCar.com log-in information. We calculate average monthly unique visitors as the sum of the monthly unique visitors in a given period, divided by the number of months in that period. We view our average monthly unique visitors as a key indicator of the growth in our business and audience reach, the strength of our brand, and the visibility of car-buying services to the member base of our affinity group marketing partners.
The number of average monthly unique visitors increased 7.6% to approximately 7.8 million in the three months ended June 30, 2018 from approximately 7.2 million in the same period of 2017. The number of average monthly unique visitors increased 6.9% to approximately 7.8 million in the six months ended June 30, 2018 from approximately 7.3 million in the same period of 2017. We attribute the growth in our average monthly unique visitors principally to digital marketing advertising campaigns and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
Units
We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through TrueCar.com, our TrueCar branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.
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
The number of units increased 3.4% to 250,269 in the three months ended June 30, 2018 from 242,130 in the three months ended June 30, 2017. The number of units increased 4.4% to 479,986 in the six months ended June 30, 2018 from 459,786 in the same period of 2017. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (Auto Buying Program revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased 4.1% to $332 during the three months ended June 30, 2018 from $319 for the same period in 2017, primarily as a result of pricing optimization across our dealer network. Our monetization increased 3.7% to $333 during the six months ended June 30, 2018 from $321 for the same period in 2017, primarily as a result of pricing optimization across our dealer network. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
Franchise Dealer Count
We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers at the end of a given period. This number is calculated by counting the number of brands of new cars sold by dealers in the TrueCar Certified Dealer network at their locations, and includes both single-location proprietorships as well as large consolidated dealer groups. The network is comprised of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes independent non-franchised dealers that primarily sell used cars and are not included in franchise dealer count.
Our franchise dealer count was 12,368 at June 30, 2018, an increase from 12,204 at June 30, 2017, an increase from 12,142 at December 31, 2017, and an increase from 12,205 at March 31, 2018. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high-volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 3,166 at June 30, 2018, an increase from 2,860 at June 30, 2017, an increase from 2,979 at December 31, 2017, and an increase from 3,006 at March 31, 2018.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, certain litigation costs, lease exit costs, and income taxes. We define Non-GAAP net income as net loss adjusted to exclude stock-based compensation, certain litigation costs, and lease exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income in the same manner as we calculate these measures.
We use Adjusted EBITDA and Non-GAAP net income as operating performance measures as each is (i) an integral part of our reporting and planning processes; (ii) used by our management and board of directors to assess our operational performance, and together with operational objectives, as a measure in evaluating employee compensation and bonuses; and (iii) used by our management to make financial and strategic planning decisions regarding future operating investments. We believe that using Adjusted EBITDA and Non-GAAP net income facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net income and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.

Our use of each of Adjusted EBITDA and Non-GAAP net income has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;

•	neither Adjusted EBITDA nor Non-GAAP net income reflects changes in, or cash requirements for, our working capital needs;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;

•
neither Adjusted EBITDA nor Non-GAAP net income reflects the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;

•	neither Adjusted EBITDA nor Non-GAAP net income reflects the lease exit costs associated with consolidation of the Company’s office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net income considers the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA and Non-GAAP net income alongside other financial performance measures, including our net loss, our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA and Non-GAAP net income you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA and Non-GAAP net income, and you should not infer from our presentation of Adjusted EBITDA and Non-GAAP net income that our future results will not be affected by these expenses or any unusual or non-recurring items.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)
Non-GAAP adjustments:
Interest income	(750)	(249)	(1,354)	(382)
Interest expense	662	652	1,323	1,301
Depreciation and amortization	5,641	5,668	10,816	11,752
Stock-based compensation	8,972	6,846	18,069	12,753
Certain litigation costs (1)	862	2,299	1,661	2,649
Lease exit costs (2)	—	—	—	(133)
(Benefit from) / provision for income taxes	(35)	201	(96)	322
Adjusted EBITDA	$8,730	$7,357	$14,742	$13,407

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.

(2)
The excluded amounts represent updates to the initial estimate of lease termination costs associated with the consolidation of our office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net income for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP net income:
Net loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)
Non-GAAP adjustments:
Stock-based compensation	8,972	6,846	18,069	12,753
Certain litigation costs (1)	862	2,299	1,661	2,649
Lease exit costs (2)	—	—	—	(133)
Non-GAAP net income (3)	$3,212	$1,085	$4,053	$414

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.

(2)
The excluded amounts represent updates to the initial estimate of lease termination costs associated with the consolidation of our office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at June 30, 2018 and June 30, 2017.

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
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, employee and consulting costs related to delivering data and consulting services to our customers, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.
Sales and Marketing. Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs; affinity group partner marketing fees, which also include loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners, and common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs, which are expensed the first time the advertisement is aired.
 Technology and Development. Technology and development expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; facilities costs; software costs; and costs associated with our product development, product management, research and analytics, and internal IT functions.
 General and Administrative. General and administrative expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, lease exit costs, and facilities costs.
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
(Benefit from) / Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2018 and December 31, 2017, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our benefit for income taxes for the three and six months ended June 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes for the three and six months ended June 30, 2017 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets.
Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$87,850	$81,819	$168,911	$157,576
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,752	7,130	15,204	13,522
Sales and marketing	52,014	46,933	100,432	89,115
Technology and development	15,694	14,131	31,288	27,760
General and administrative	13,494	15,413	26,975	29,041
Depreciation and amortization	5,641	5,668	10,816	11,752
Total costs and operating expenses	94,595	89,275	184,715	171,190
Loss from operations	(6,745)	(7,456)	(15,804)	(13,614)
Interest income	750	249	1,354	382
Interest expense	(662)	(652)	(1,323)	(1,301)
Loss before income taxes	(6,657)	(7,859)	(15,773)	(14,533)
(Benefit from) / provision for income taxes	(35)	201	(96)	322
Net loss	$(6,622)	$(8,060)	$(15,677)	$(14,855)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$8,730	$7,357	$14,742	$13,407
Non-GAAP net income	$3,212	$1,085	$4,053	$414

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(in thousands)
Auto Buying Program revenue	$75,271	$69,366	$147,608	$134,520
OEM incentives revenue	7,927	7,837	12,348	13,115
Forecasts, consulting and other revenue	4,652	4,616	8,955	9,941
Revenues	$87,850	$81,819	$168,911	$157,576
Three months ended June 30, 2018 compared to three months ended June 30, 2017. The increase in our revenues of $6.0 million or 7.4% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily reflected the increase in our Auto Buying Program revenue. Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 85.7%, 9.0%, and 5.3%, respectively, of revenues for the three months ended June 30, 2018 as compared to 84.8%, 9.6%, and 5.6%, respectively, for the same period in 2017. The increase of $6.0 million in transaction revenue (Auto Buying Program revenue and OEM incentives revenue) for the three months ended June 30, 2018 primarily reflected a 3.4% increase in units and a 4.1% increase in monetization. Forecasts, consulting and other revenue for the three months ended June 30, 2018 remained materially consistent with the same period in 2017. For 2018, we expect our annual revenue to modestly improve compared to the prior year.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. The increase in our revenues of $11.3 million or 7.2% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily reflected the increase in our Auto Buying Program revenue. Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 87.4%, 7.3%, and 5.3%, respectively, of revenues for the six months ended June 30, 2018 as compared to 85.4%, 8.3%, and 6.3%, respectively, for the same period in 2017. The increase of $12.3 million in transaction revenue (Auto Buying Program revenue and OEM incentives revenue) for the six months ended June 30, 2018 primarily reflected a 4.4% increase in units and a 3.7% increase in monetization, partially offset by a decrease of $0.8 million in OEM incentives revenue primarily related to changes made to one of our programs to enhance membership verification and eligibility. The decrease of $1.0 million in forecasts, consulting and other revenue for the six months ended June 30, 2018 primarily reflected the delivery of a large project in our ALG business in the first quarter of 2017.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,752	$7,130	$15,204	$13,522
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.8%	8.7%	9.0%	8.6%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Cost of revenue increased $0.6 million or 8.7% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to increased employee related costs associated with an increase in headcount. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cost of revenue increased $1.7 million or 12.4% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a $1.2 million increase in data and licensing costs and a $0.3 million increase in stock-based compensation.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
Sales and marketing expenses	$52,014	$46,933	$100,432	$89,115
Sales and marketing expenses as a percentage of revenues	59.2%	57.4%	59.5%	56.6%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Sales and marketing expenses increased $5.1 million or 10.8% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase primarily reflected a $3.8 million increase in partner marketing and revenue share paid to affinity marketing partners, a $1.4 million increase in stock-based compensation, and a $1.2 million increase in employee related expenses primarily due to increased headcount. These increases were partially offset by a $1.6 million decrease in creative production costs. We expect the dollar amount of sales and marketing expenses to continue to increase in connection with increased headcount to better serve dealers and OEMs, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Sales and marketing expenses increased $11.3 million or 12.7% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase primarily reflected a $8.0 million increase in partner marketing and revenue share paid to affinity marketing partners, a $2.8 million increase in stock-based compensation, a $1.4 million increase in employee related expenses primarily due to increased headcount, and a $0.5 million increase in conference and travel related expenses. These increases were partially offset by a $1.6 million decrease in creative production costs.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
Technology and development expenses	$15,694	$14,131	$31,288	$27,760
Technology and development expenses as a percentage of revenues	17.9%	17.3%	18.5%	17.6%
Capitalized software costs	$4,037	$4,028	$7,548	$7,275
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Technology and development expenses increased $1.6 million or 11.1% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to an increase in stock-based compensation of $1.1 million.
Capitalized software costs remained materially consistent with the same period in 2017.
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
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Technology and development expenses increased $3.5 million or 12.7% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to an increase in stock-based compensation of $2.2 million, an increase in hosting costs of $0.6 million and an increase in outsourced services of $0.3 million.

Capitalized software costs increased $0.3 million primarily due to an increase in third party software costs capitalized related to internal use software.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
General and administrative expenses	$13,494	$15,413	$26,975	$29,041
General and administrative expenses as a percentage of revenues	15.4%	18.8%	16.0%	18.4%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. General and administrative expenses decreased $1.9 million or 12.5% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was due to a decrease in legal fees of $0.9 million, a decrease in payroll taxes of $0.8 million due to lower stock option exercise activity in the current period and a decrease in stock-based compensation of $0.6 million. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of these litigation proceedings and related legal fees.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. General and administrative expenses decreased 2.1 million or 7.1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was due to a decrease in payroll taxes of $1.3 million due to lower stock option exercise activity in the current period and a decrease in legal fees of $0.4 million.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
Depreciation and amortization expenses	$5,641	$5,668	$10,816	$11,752
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Depreciation and amortization expenses were $5.6 million for the three months ended June 30, 2018 and remained materially consistent with the same period in 2017. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Depreciation and amortization expenses decreased $0.9 million or 8.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease in accelerated depreciation related to software assets that we previously determined to have shortened useful lives related to upgrades to our technology infrastructure.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
Interest expense	$662	$652	$1,323	$1,301

Three months ended June 30, 2018 compared to three months ended June 30, 2017. Interest expense was $0.7 million for the three months ended June 30, 2018 and 2017, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces. We expect to incur a consistent level of interest expense on our lease financing obligation in the remaining quarters of 2018.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Interest expense was $1.3 million for the six months ended June 30, 2018, and 2017, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces.
Benefit from / Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(dollars in thousands)
(Benefit from) / provision for income taxes	$(35)	$201	$(96)	$322
Our benefit from income taxes for the three and six months ended June 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes for the three and six months ended June 30, 2017 primarily reflects tax expense due to amortization of tax deductible goodwill that was not an available source of income to realize our deferred tax assets in 2017.
Liquidity and Capital Resources
At June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $198.5 million.
We have incurred cumulative losses of $360.8 million from our operations through June 30, 2018, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
In February 2018, we amended our credit facility, which provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and expires on February 18, 2021. No amounts were outstanding at June 30, 2018. The amount available under the amended credit facility at June 30, 2018 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$8,567	$12,719
Net cash used in investing activities	(9,615)	(10,340)
Net cash provided by financing activities	1,773	71,622
Net increase in cash and cash equivalents	$725	$74,001

Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the six months ended June 30, 2018 was $8.6 million. This was primarily due to our net loss of $15.7 million, which, adjusted for non-cash items, including stock-based compensation expense of $18.1 million and depreciation and amortization expense of $10.8 million, resulted in $14.3 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $5.7 million related to changes in operating assets and liabilities.
The $5.7 million decrease related to changes in operating assets and liabilities primarily reflected an increase in accounts receivable of $4.5 million primarily related to the timing of billings to and payments from OEMs, an increase in prepaid expenses of $2.9 million primarily related to an increase in prepaid marketing, insurance, and other costs, an increase in other current assets of $0.8 million primarily related to an increase in the contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales, and an increase in other assets of $0.8 million primarily related to a long term prepayment for cloud computing services. These uses of cash were partially offset by and an increase in accrued expenses and other liabilities of $3.0 million primarily due to increased accrued marketing fees.
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
Cash used in investing activities of $9.6 million for the six months ended June 30, 2018 resulted from $6.9 million of investments in software, $2.0 million of investments in furniture, leasehold, and facility improvements, and $0.7 million of investments in computer hardware.
Cash used in investing activities of $10.3 million for the six months ended June 30, 2017 resulted from $6.2 million of investments in software, $2.4 million of investments in furniture, leasehold, and facility improvements, and $1.7 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2018 reflects $3.2 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards of $1.4 million.
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
Contractual Obligations and Known Future Cash Requirements
In July 2018, we reached an agreement with our landlord to terminate our leased office space in San Francisco, California effective on December 31, 2018. Refer to Note 7 of Notes to the Condensed Consolidated Financial Statements for additional information. There were no other material changes to our contractual obligations and known future cash requirements for the six months ended June 30, 2018.

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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We do not believe that there is any material market risk exposure that would require disclosure under this item.
Interest Rate Risk
We had cash and cash equivalents of $198.5 million at June 30, 2018, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of June 30, 2018, we had no borrowings under the credit facility.
We believe that we do not have a material exposure to changes in fair value as a result of changes in interest rates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.
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

As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and image among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer submits pricing information to our users that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. More recently, Toyota and Nissan modified their marketing covenants to include guidelines on minimum allowable advertised pricing in January 2016 and January 2017, respectively. We have implemented certain changes designed to accommodate manufacturers’ guidelines; however it is unclear whether we will continue to be able to do so without making material, unfavorable adjustments to our business practices or user experience. If we are unable to successfully accommodate manufacturers' guidelines without making material, unfavorable adjustments to our business practices or user experience, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
At the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2018 our franchise dealer count was 12,368.

TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours. Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which may have the effect of diluting our dealer value proposition. If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network would not grow and could decline.

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry. These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If these groups come to believe that automobile dealerships should not do business with us, this belief may become quickly and widely shared by automobile dealerships and we may lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, this decision would typically apply to all dealerships within the group.

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the platform is deemed objectionable. The potential or actual loss of marketing support may cause those dealers to cease being members of our TrueCar Certified Dealer network, which may adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers.

We cannot assure you that we will maintain strong relationships with the dealers in our network of TrueCar Certified Dealers or that we will not suffer dealer attrition in the future. We may also have disputes with dealers from time to time, including relating to the collection of fees from them and other matters. We may need to modify our products, change pricing or take other actions to address dealer concerns in the future. If a significant number of these automobile dealerships decide to leave our network or change their financial or business relationship with us, our business, growth, operating results, financial condition and prospects would suffer.

If we are unable to provide a compelling car-buying experience to our users, the number of transactions between our users and TrueCar Certified Dealers will decline and our revenue and results of operations will suffer harm.

The user experience on our company-branded platform on the TrueCar website has evolved since its launch in 2010, but has not changed dramatically. We cannot assure you that we will continue to be able to provide a compelling car-buying experience to our users, and our failure to do so could mean that the number of transactions between our users and TrueCar Certified Dealers may decline and we would be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

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

Changes to management, including turnover of our top executives, could have an adverse effect on our business.

The loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find an adequate replacement on a timely basis, or at all. Although we have entered into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be extremely difficult to replace.

For example, in the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president, and on February 1, 2018, Michael Guthrie resigned as our chief financial officer. Upon Mr. Guthrie’s resignation, John Pierantoni, our chief accounting officer, assumed the additional role of interim chief financial officer until we complete our search process for a permanent chief financial officer. We face significant competition for executives with the qualifications and experience we are seeking. We can give no assurances concerning the timing or outcome of our search for a permanent chief financial officer.

We cannot guarantee that we will not face similar turnover in the future. Management transition is often difficult. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business. Further, future executives may view the business differently than current members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that we would be able to properly manage any shift in focus or that any changes to our business would ultimately prove successful. Any of these factors could negatively affect our strategy and execution, and our business, growth, financial condition, results of operations and cash flows could suffer as a result.

An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of our stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

Our growth in prior years may not be indicative of our future growth and, we may not be able to manage future growth effectively.

Our revenue grew from $38.1 million in 2010 to $323.1 million in 2017. However, we expect that in the future, as our revenue increases, our rate of growth may decline. In addition, we may not be able to grow as fast or at all if we do not successfully accomplish the following:

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

•	grow the revenue we derive from car manufacturer incentive programs;

•	transition and scale our automotive trade-in program from a pilot to a nationwide offering;

•	complete our technology replatforming project, which we believe will enable us to launch new products and offerings in the future;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third party ancillary products and services.

We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training, including the hiring of additional personnel in our dealer team;

•
technology and product development, including the hiring of additional personnel in our product development and technical teams, harmonization of our software infrastructure and the development of new products and new features for existing products; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.

In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer, product and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our product and technology teams are focusing on developing new products and features, replatforming our technology infrastructure and delivering a better experience to consumers and dealers. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

We may be unable to maintain or grow relationships with data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and dealers as well as the timeliness of the information, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers.

We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers, dealer management system, or DMS, data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and our affinity group marketing partners. In the states in which we employ a pay-per-sale billing model, we use this data to match purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the states in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions which occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since inception. We had an accumulated deficit of $360.8 million at June 30, 2018 and we experienced a net loss of $15.7 million in the six months ended June 30, 2018. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. These expenses will increase now that we have ceased to be an “emerging growth company.” For more information concerning our “emerging growth company” status, refer to the risk factor below: “We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.” As a result of these increased expenditures, we will need to generate and sustain increased revenue to achieve and maintain profitability.

We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could seriously harm our business and cause the price of our common stock to decline.

We have operated our business at scale for a limited period of time and we cannot predict whether we will continue to grow. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown as users and automobile dealers have increasingly used our products and services. However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways which may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of automobiles purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the automobiles purchased by our users have historically been, and continue to be, matched to the car-buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:

•
affinity group marketing partners might terminate their relationship with us or make the relationship non-exclusive, resulting in a reduction in the number of transactions between users of our platform and TrueCar Certified Dealers;

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

A significant change to our relationships with affinity group marketing partners may have a negative effect on our business in other ways. For example, the termination by an affinity group marketing partner of our relationship may create the perception that our products and services are no longer beneficial to the members of affinity groups or a more general negative association with our business. In addition, a termination by an affinity group marketing partner may result in the loss of the data provided to us by them with respect to automobile transactions. This loss of data may decrease the quantity and quality of the information that we provide to consumers and may also reduce our ability to identify transactions for which we can invoice dealers. If our relationships with affinity group marketing partners change, our business, revenue, operating results and prospects may be harmed.

The failure to attract significant manufacturers to participate in our car manufacturer incentive programs, or to induce significant manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In the six months ended June 30, 2018 and 2017, respectively, we derived approximately 7.3% and 8.3% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement. If we are unable to induce the manufacturers with which we currently have relationships to continue their incentive programs on our platform, or to enter into longer-term arrangements, that could have an adverse effect on our business, revenue, operating results and prospects.

If we are not successful in scaling our automotive trade-in program to a nationwide offering, our business and prospects could be adversely affected.

We believe that our automotive trade-in program is a vital step toward building out an end-to-end consumer experience that will enable us to lay the foundation for a larger customer base and increased revenues. We are currently in the process of expanding the program from a limited pilot to a nationwide offering available to consumers at a critical mass of dealers. We cannot guarantee that a sufficient number of dealers will agree to participate in the program to enable us to scale, nor can we give any assurances that the program’s successes in the pilot stage can be replicated on a nationwide basis. If we are unsuccessful in either of these respects, that could negatively impact our business, revenue, operating results and prospects.

Any adverse change in our relationship with United Services Automobile Association, or USAA, could harm our business.

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2017, 261,307 units, or 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. In the quarter ended June 30, 2018, 68,560 units, or 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using

USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At June 30, 2018, USAA beneficially owned 9,042,990 shares, which represented 8.9% of our outstanding common stock.

In May 2014, we entered into an extension of our affinity group marketing agreement with USAA that extends through February 13, 2020, but we cannot assure you that our agreement with USAA will be extended at the expiration of the current agreement on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. For example, during the third quarter of 2017, USAA made changes to the user experience for its car-buying site, which we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and may continue to impact the future volume of user traffic we receive from USAA. Changes in our relationship with USAA or its promotion and marketing of our platform, or future modifications of its car-buying site user experience, could adversely affect our business and operating results in the future.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that the TrueCar website and our TrueCar-branded mobile applications represent an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $100.4 million and $89.1 million on sales and marketing during the six months ended June 30, 2018 and 2017, respectively.

Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in the acquisition of sufficient users visiting our website and mobile applications to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.

Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, this may affect our ability to acquire consumers and dealers and grow our revenues. Our current and potential competitors may also have significantly more financial, marketing and other resources than we have and the ability to devote greater resources to the promotion and support of their products and services. The realities of competing for users and brand visibility, as well as ensuring the satisfaction of our dealers, may limit our ability to reduce our own marketing expenditures, potentially negatively impacting our operating margins and financial results.

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car-buying site we maintain for them can, and has from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

Failure to increase our revenue, or to reduce our sales and marketing expense or our technology and development expense as a percentage of revenue, would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our system architecture. We also intend to continue investing to increase awareness of our brand, including via television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

We are subject to a complex framework of federal and state laws and regulations primarily concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.

Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. Failure to comply with those laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and our TrueCar Certified Dealers in class action or other civil litigation.

State Motor Vehicle Sales, Advertising and Brokering Laws

The advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. If our products or services are determined not to comply with relevant regulatory requirements, we or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if dealers are uncertain about the applicability of those laws and regulations to our business, we may lose, or have difficulty increasing the number of, TrueCar Certified Dealers in our network, which would affect our future growth.

Several states in which we do business have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so-called “bird-dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of those laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if regulators conclude that our products or services fall within the scope of those laws and regulations, we or our TrueCar Certified Dealers could be subject to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.

In addition to generally applicable consumer protection laws, many states in which we do business have laws and regulations that specifically regulate the advertising for sale of new or used motor vehicles. These state advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from state to state, sometimes imposing inconsistent requirements on the advertiser of a new or used motor vehicle. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, under motor vehicle advertising laws, generally applicable consumer protection laws or otherwise, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, allegations like these, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements and could interfere with our ability to continue providing our products and services in certain states.

From time to time, certain state authorities, dealer associations and others have taken the position that aspects of our products and services violate state brokering, “bird-dog” or advertising laws. When these allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In some instances, we have nevertheless been required to suspend all or certain aspects of our business operations in a state pending the resolution of these issues, the resolution of which included the payment of fines in 2011 and 2012 in the aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, state regulatory inquiries into the compliance of our products and services with state brokering, “bird-dog” and advertising laws intensified to a degree we had not previously experienced. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.

In May 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles, which we refer to as the CNCDA Litigation. The complaint, filed by the California New Car Dealers Association, or CNCDA, sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In December 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles, which we refer to as the Participating Dealer Litigation. The complaint, filed by numerous dealers participating on the TrueCar platform, and as subsequently amended, sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. In September 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

In September 2015, we received a letter from the Texas Department of Motor Vehicles, which we refer to as the Texas DMV Notice, asserting that certain aspects of our advertising in Texas constituted false, deceptive, unfair or misleading advertising within the meaning of applicable Texas law. On September 24, 2015, we responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter following our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles, which we refer to as the California Consumer Class Action. The complaint asserts claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. The plaintiff seeks to represent a class of “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
In July 2016, we received a letter from the Mississippi Motor Vehicle Commission, which we refer to as the Mississippi MVC Letter, asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, 2016 we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter following our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
In August 2016, we met with investigators from the California Department of Motor Vehicles, or the California DMV, regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California, which we refer to as the Unlicensed Auction Allegation. We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. In October 2016, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
In March 2017, we received an investigatory subpoena from the Consumer Protection Section of the Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requested certain information related to online content displayed by us related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. On April 18, 2017, we responded to the investigatory subpoena and supplied the information sought by it. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the investigatory subpoena, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
In June 2017, we were named as a defendant in a putative class action filed by Kip Haas in the U.S. District Court for the Central District of California, which we refer to as the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief and attorney’s fees. In November 2017, the parties entered into a binding settlement agreement, and the litigation was dismissed in December 2017. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
If state regulators or other third parties take the position in the future that our products or services violate applicable brokering, “bird-dog” or advertising laws or regulations, responding to those allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our products and services in certain states or could require us to make adjustments to our products and services or the manner in which we derive revenue from our participating dealers, any or all of which could result in substantial adverse publicity, loss of TrueCar Certified Dealers from our network, decreased revenues, increased expenses and decreased profitability.

Federal Advertising Regulations

The Federal Trade Commission, or the FTC, has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to those allegations could require us to pay significant damages, settlements and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.

In March 2015, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York, which we refer to as the NY Lanham Act Litigation. The complaint, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, seeks injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. For more information concerning this litigation, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. Discovery in this matter has been completed. On January 19, 2018, we filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion, which it granted on May 9, 2018. On July 2, 2018, we filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. The court has not yet ruled on that motion. We believe that the portions of the amended complaint that survived our motion to dismiss are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, we were named as a defendant in the CNCDA Litigation. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a “demurrer” to the complaint, which is a pleading that requests that the court dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into a binding settlement agreement to fully resolve the litigation. Under the settlement agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the full resolution of this matter under the settlement agreement, we do not believe that an additional loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In May 2015, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California by Satyabrata Mahapatra naming us and two other individuals not affiliated with us as defendants, which we refer to as the Mahapatra Federal Securities Litigation. On June 15, 2015, the plaintiff filed a notice of errata and correction purporting to name our then-chief executive officer Scott Painter and our then-chief financial officer Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint sought an award of unspecified damages, interest and attorney’s fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about our business, operations, prospects and performance. Specifically, the amended complaint alleged that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) our business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) we acted as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales

(i.e., the issues raised in the CNCDA Litigation); and (iii) as a result, our registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserted a putative class period running from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In July 2015, we were named as a defendant in the Participating Dealer Litigation. Both as originally filed and as subsequently amended, the complaint in the Participating Dealer Litigation sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Neither the original nor amended complaint sought an award of money damages. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. If the Participating Dealer Litigation is re-filed at a later date or if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In August 2015, we, certain of our executives and directors and the underwriters of our initial public offering and secondary offering were named as defendants in a putative class action lawsuit filed by Ning Shen and William Fitzpatrick in the California Superior Court for the County of Los Angeles under the federal securities laws, which we refer to as the California State Court Securities Litigation.  The complaint alleged that our registration statements contained false or misleading statements of material facts and failed to disclose material adverse facts about our business, operations, prospects and performance.  On September 2, 2015, following our removal of the action from California state court to the U.S. District Court for the Central District of California, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the California State Court Securities Litigation is currently resolved, but that it could be re-filed at a later date. If the California State Court Securities Litigation is re-filed at a later date or if additional similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was previously scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, we filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part our demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In June 2017, we were named as a defendant in the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint seeks an award of unspecified damages, interest, injunctive relief and attorney’s fees. In the complaint, the plaintiff seeks to represent a class of consumers defined as “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into a binding settlement agreement on the same financial terms agreed to in principle on or around October 23, 2017. Thereafter, we fully satisfied the financial terms of the settlement agreement, under which the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter under the settlement agreement, we do not believe that an additional loss beyond the above-noted immaterial payment is probable. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In October 2017, we were named as a defendant in a lawsuit filed by Cox Automotive in the Supreme Court of the State of New York in the County of Nassau, which we refer to as the Cox Automotive Litigation. As it relates to us, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that we engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who was also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting us from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on the request by Cox Automotive for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. We were not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, we do not believe a loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2018, a putative securities class action complaint was filed in the U.S. District Court for the Central District of California by Leon Milbeck naming us and one of our former officers as defendants, which we refer to as the Milbeck Federal Securities Litigation. The complaint seeks an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The Fund is scheduled to file an amended complaint by August 24, 2018. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, this type of lawsuit has been instituted against us in the form of the Milbeck Federal Securities Litigation, the Mahapatra Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from those alleged in the Milbeck Federal Securities Litigation, the Mahapatra Federal Securities Litigation or the California State Court Securities Litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the California Consumer Class Action, and the Milbeck Federal Securities Litigation and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites such as Google, Amazon Vehicles, AutoTrader.com, eBay Motors, Autoweb.com (formerly Autobytel.com), Edmunds.com, KBB.com, Cargurus.com and Cars.com;

•	sites operated by automobile manufacturers such as General Motors and Ford;

•	providers of offline, membership-based car-buying services such as the Costco Auto Program; and

•	offline automotive classified listings, such as trade periodicals and local newspapers.

We compete with many of the companies that provide the above-mentioned products and services, among other companies, for a share of car dealers’ overall marketing budget for online and offline media marketing spend. If car dealers come to view alternative marketing and media strategies to be superior to us, we may not be able to maintain or grow the number of TrueCar Certified Dealers and our TrueCar Certified Dealers may sell fewer cars to users of our platform, and our business, operating results and financial condition will be harmed.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. In addition, if any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to continue to partner with us. If we are unable to compete with these companies, the demand for our products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website, both through organic search results and the purchase of car-related keywords. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.
We also purchase car-related keywords by anticipating what words and terms consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition for paid advertisements, which has increased the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs further increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

The success of our business depends on consumers’ continued and unimpeded access to our platform on the Internet.
Consumers must have Internet access to use our platform. Some providers may take measures that affect consumers’ ability to use our platform, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our platform. In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference. Effective June 11, 2018, however, the FCC repealed the net neutrality rules, and it is currently uncertain how the United States Congress will respond to this decision. If network operators attempt to interfere with our services, extract fees from us to deliver our platform or otherwise engage in discriminatory practices, our business could be adversely affected. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

The failure to maintain our brand would harm our ability to grow unique visitor traffic and to expand our dealer network.

Maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users come to perceive that we are not focused primarily on providing them with a better car-buying experience or if dealers do not perceive us as offering a compelling value proposition, our reputation and the strength of our brand will be adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and use of our products and services and adversely affect our brand. These concerns could also diminish the trust of existing and potential affinity group marketing partners. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.

As we introduce new offerings, such as our automotive trade-in pilot program, or enhance existing products and services on our platform we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.

In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our trade-in pilot program with a large vehicle wholesaler we have incurred $3.6 million in license fees and revenue share costs. We incurred $1.2 million in license fees and revenue share costs in the six months ended June 30, 2018.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis. Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards.

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Recent and potential future interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, decreasing availability of subprime automotive loans and global supply chain challenges, such as those resulting from the Japanese tsunami in 2011, and other macroeconomic issues. The foregoing could have a material adverse effect on our business, results of operations and financial condition.
Further, President Trump recently imposed a 25% tariff on imports of steel, and a 10% tariff on imports of aluminum, into the United States, with certain exceptions. These tariffs are likely to increase the cost of manufacturing automobiles in the United States. President Trump has also called for the imposition of a substantial tariff on the importation into the United States of European automobiles, which represent a material portion of the new vehicles sold in the United States. Each of these policies could materially increase the cost to U.S. consumers of new automobiles and thereby decrease the number of new vehicle sales in the United States, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained pursuant to agreements with third parties to power certain aspects of the user experience on our platform, including the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements as they expire, or utilize alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by consumers and dealers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of this information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results.

In addition, from time to time, concerns have been expressed about whether our products, services or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business and operating results.

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on May 29, 2018, Colorado enacted a new data protection law that will take effect on September 1, 2018, and on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Act. The California Act, which takes effect on January 1, 2020, will impose sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unencrypted personal information.

Our business operations and data handling procedures are based on industry standards. We maintain and update privacy and information security policies and employ an audit and assurance program designed to ensure that we comply with privacy and security-related obligations to third parties. We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, including those imposed by the California Act, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. Problems with the reliability or security of our systems or with the upgrading and architectural unification of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.

Although we are developing a unified architecture, as described elsewhere in this “Risk Factors” section, our systems currently employ multiple software platforms. As we upgrade our system architecture we may encounter challenges that could impact our business, and our ability to quickly change aspects of our consumer and dealer experiences may be limited. During the third quarter of 2016 we began hosting certain of our systems using an enterprise cloud computing provider; however, a substantial portion of the computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems continues to be located at a co-location facility in Los Angeles. We do not own or control the operation of this facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, denial-of-service attacks, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web-hosting providers could adversely affect the experience of our consumers and dealers. These providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results and financial condition.

We use an enterprise cloud computing provider to operate certain aspects of our service and any disruption of or interference with our use of these operations could adversely affect our business operations and financial results.

We utilize a cloud-based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud-based data processing, storage capabilities and other cloud-based services. A portion of our computing processes are cloud-based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to the third-party systems or in the infrastructure that allows us to connect to the third-party systems for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

If we do not successfully complete our technology replatforming project, or if the completion of the project is delayed, our operations could be disrupted and our prospects could be negatively affected.

We are currently replatforming our technology. A substantial portion of our technology and product resources are devoted to completing this initiative. We believe that successfully completing this project will enable us to meaningfully enhance our consumer experience and launch new products and offerings in the future. However, we cannot guarantee that the replatforming, when complete, will yield these or any other benefits. Further, if we are unable to complete the replatforming on schedule or at all, we may be delayed in redeploying our technology and product resources toward additional revenue-generating products, our operations could be disrupted and our business and prospects could be adversely affected.

We are currently evaluating implementation of a new enterprise resource planning, or ERP, software solution. If we do not appropriately manage this project, our operations could be significantly disrupted.
We are currently evaluating implementation of a new ERP software solution. This project could have a significant impact on our business processes, information systems and internal controls, and will require significant change management, investment in capital and personnel resources and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to a new ERP solution, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenues. Difficulties in implementing a new ERP solution could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flow.

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

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

In addition, we use open source software in our products and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using the software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses and these expenses have increased now that we are no longer an “emerging growth company” under the Jumpstart our Business Startups Act, or JOBS Act. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, changing rules and regulations may increase our legal, accounting and financial compliance costs and make some activities more time consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As we are no longer an “emerging growth company,” our independent registered public accounting firm is now required to undertake an assessment of our internal control over financial reporting. As a consequence, the cost of our compliance with Section 404 of the Sarbanes-Oxley Act has correspondingly increased. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for these reduced disclosure requirements and exemptions and, as such, we held a say-on-pay vote and a say-on-frequency vote at our 2018 annual meeting of stockholders. The say-on-pay vote, which we expect to hold at each future annual meeting, required additional attention from management and resulted in increased costs to us, including higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry, as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, such as our acquisition of ALG in 2011. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of intangibles or other assets acquired in future acquisitions or similar transactions that may have an adverse effect our operating results in a given period;

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

We had goodwill and intangible assets of $67.3 million at June 30, 2018. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.

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

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, future changes in our stock ownership, including future equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to utilize our net operating loss and research tax credit carryforwards. Furthermore, because of changes to the U.S. federal corporate income tax rate included in the Tax Act described below in the risk factor “Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results,” we have been required to revalue our net operating loss carryforwards and other deferred tax assets and liabilities based on the newly-enacted rate. As a result of this revaluation, those net operating loss carryforwards and other deferred tax assets and liabilities now have a substantially smaller value.

Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The changes included in the Tax Act are broad and complex and, among other things, reduce the corporate tax rate. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Therefore, notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and the Tax Act, or future changes in tax laws applicable to us, could materially and adversely affect our business, financial condition, results of operations and cash flows.
Additionally, on June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although we believe that the Wayfair decision is unlikely to have a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability, and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending September 30, 2018, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 67% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the six months ended June 30, 2018, the trading price of our common stock fluctuated from a low of $8.75 per share to a high of $12.64 per share. For the fiscal year ended December 31, 2017, the trading price of our common stock fluctuated from a low of $10.16 per share to a high of $21.75 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to these legal actions.

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

At June 30, 2018, approximately 101.6 million shares of our common stock were outstanding. In addition, as of June 30, 2018, there were 16.7 million shares underlying options and 5.9 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non‑affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

In January 2017, we filed a shelf registration statement on Form S-3, which we refer to as the 2017 Shelf Registration. Under the 2017 Shelf Registration, we may, from time to time, sell securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights or units at prices and on terms that we may determine up to a total dollar amount of $100 million, and certain of our stockholders may sell, from time to time, up to 20 million shares of common stock. The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017. On May 2, 2017, we effected an offering under the 2017 Shelf Registration in which we sold 1.15 million shares of common stock and certain selling stockholders sold 9.2 million shares of common stock.

We or selling stockholders may periodically offer additional securities in amounts, at prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2017 Shelf Registration are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of the offering.

You may experience future dilution as a result of future equity offerings.
If we raise additional funds through the sale of equity or convertible debt securities, the issuance of the securities will result in dilution to our stockholders. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Any provision of our certificate of incorporation or bylaws or of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, the terms of our credit facility currently restrict our payment of cash dividends on our capital stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
None.

(b)	Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared effective on May 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering or follow-on offerings as described in our final prospectuses filed with the SEC on May 16, 2014, November 12, 2014 and April 27, 2017, respectively, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/AFile No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/AFile No. 333-195036	3.4	5/5/2014
10.1#	Employment Agreement, dated August 15, 2015, by and between the Registrant and John Pierantoni.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TRUECAR, INC.

Date:	August 9, 2018	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ John Pierantoni
John Pierantoni
Interim Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)