Form 10-Q
period 2018-09-30
TrueCar, Inc.
filed 2018-11-08
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 2, 2018, 104,004,690 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•
our ability to stay abreast of, and in compliance with, new or modified laws and regulations that currently apply or become applicable to our business, including newly-enacted and rapidly-changing data protection and net neutrality laws and regulations and changes in applicable tax laws and regulations;

•	the continued expense and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our plans to invest in new businesses, products, services and technologies, systems and infrastructure, including potential investments and acquisitions;

•	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$217,749	$197,762
Accounts receivable, net of allowances of $3,006 and $3,030 at September 30, 2018 and December 31, 2017, respectively (includes related party receivables of $361 and $169 at September 30, 2018 and December 31, 2017, respectively)	47,425	39,169
Prepaid expenses	9,291	5,475
Other current assets	5,806	1,145
Total current assets	280,271	243,551
Property and equipment, net	69,174	70,710
Goodwill	53,270	53,270
Intangible assets, net	13,016	15,912
Other assets	5,113	1,391
Total assets	$420,844	$384,834
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $5,659 and $3,200 at September 30, 2018 and December 31, 2017, respectively)	$26,933	$18,620
Accrued employee expenses	5,034	6,568
Accrued expenses and other current liabilities (includes related party accrued expenses of $230 and $52 at September 30, 2018 and December 31, 2017, respectively)	17,561	12,790
Total current liabilities	49,528	37,978
Deferred tax liabilities	605	812
Lease financing obligations, net of current portion	22,959	29,129
Other liabilities	3,910	3,797
Total liabilities	77,002	71,716
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2018 and December 31, 2017; 103,819,348 and 100,428,656 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	710,921	664,192
Accumulated deficit	(367,089)	(351,084)
Total stockholders’ equity	343,842	313,118
Total liabilities and stockholders’ equity	$420,844	$384,834
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$93,586	$82,440	$262,497	$240,016
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,737	7,088	22,941	20,610
Sales and marketing (includes related party expenses of $6,514 and $4,207 for the three months ended September 30, 2018 and 2017, and $16,332 and $12,750 for the nine months ended September 30, 2018 and 2017, respectively)	57,031	48,383	157,463	137,498
Technology and development	15,345	15,357	46,633	43,117
General and administrative	14,030	14,993	41,005	44,034
Depreciation and amortization	5,992	5,765	16,808	17,517
Total costs and operating expenses	100,135	91,586	284,850	262,776
Loss from operations	(6,549)	(9,146)	(22,353)	(22,760)
Interest income	888	402	2,242	784
Interest expense	(662)	(654)	(1,985)	(1,955)
Loss before income taxes	(6,323)	(9,398)	(22,096)	(23,931)
(Benefit from) / provision for income taxes	(72)	121	(168)	443
Net loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)

Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.26)
Weighted average common shares outstanding, basic and diluted	102,765	98,665	101,503	93,108
Other comprehensive loss:
Comprehensive loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018				5,923	5,923
Net loss	—	—	—	(21,928)	(21,928)
Stock-based compensation	—	—	29,674	—	29,674
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,390,692	—	17,055	—	17,055
Balance at September 30, 2018	103,819,348	$10	$710,921	$(367,089)	$343,842
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(21,928)	$(24,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,808	17,481
Deferred income taxes	(207)	399
Bad debt expense and other reserves	1,240	1,062
Stock-based compensation	28,316	22,661
Non-cash interest expense on lease financing obligation	278	312
Write-off and loss on disposal of fixed assets	294	148
Changes in operating assets and liabilities:
Accounts receivable	(9,496)	(3,782)
Prepaid expenses	(3,816)	(1,070)
Other current assets	(915)	(167)
Other assets	(760)	(36)
Accounts payable	8,109	7,400
Accrued employee expenses	(1,545)	(2,835)
Accrued expenses and other liabilities	(508)	(1,081)
Other liabilities	113	795
Net cash provided by operating activities	15,983	16,913
Cash flows from investing activities
Purchase of property and equipment	(13,088)	(15,194)
Net cash used in investing activities	(13,088)	(15,194)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	—	17,398
Proceeds from exercise of common stock options	19,385	71,868
Taxes paid related to net share settlement of equity awards	(2,293)	(2,304)
Net cash provided by financing activities	17,092	86,962
Net increase in cash and cash equivalents	19,987	88,681
Cash and cash equivalents at beginning of period	197,762	107,721
Cash and cash equivalents at end of period	$217,749	$196,402
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	1,358	993
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	624	909
Proceeds receivable from disposal of capitalized facility lease, included in other current assets	700	—
Proceeds receivable from exercise of stock options included in other current assets	8	530
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	39	220
 See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly-owned subsidiaries, including ALG, Inc., are collectively referred to as “TrueCar” or the “Company”; and ALG, Inc. is referred to as “ALG.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Auto Buying Program Revenues
Revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees either on a per-vehicle basis for sales to Auto Buying Program users, a per-introduction basis for sales to Auto Buying Program users or in the form of a subscription arrangement. Contracts are cancellable by the Dealer or the Company at any time. The Company does not provide significant dealer financing terms.
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
OEM Incentives Revenue
The Company enters into arrangements with OEMs to promote the sale of their vehicles primarily through the offering of additional consumer incentives. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the old revenue standard, in years prior to 2018, the Company recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle occurred between the Auto Buying Program user and the dealer. Under the new revenue standard, the Company’s performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which the Company recognizes revenue. The Company recognizes revenue for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical incentive offers that result in vehicle sales and further validated by subsequent actual sales information. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.

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

The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. As a result of adoption, the Company expects a material impact as right-of-use assets and lease liabilities are recognized on the consolidated balance sheet, primarily related to office facility leases. The Company continues to evaluate the methods and impact of adopting this guidance on its consolidated financial statements.

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
The impact of adoption of the new revenue standard on the Company’s consolidated statement of comprehensive loss and consolidated balance sheet was as follows (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$93,586	$93,638	$(52)
Sales and marketing	57,031	56,990	41
Net loss	(6,251)	(6,158)	93

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$262,497	$261,808	$689
Sales and marketing	157,463	157,372	91
Net loss	(21,928)	(22,526)	(598)

	September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Assets
Other current assets	$5,806	$1,670	$4,136
Other assets	5,113	1,946	3,167

Liabilities
Accounts payable	$26,933	$26,381	$552
Accrued expenses and other liabilities	17,561	17,331	230

Stockholders’ Equity
Accumulated deficit	$(367,089)	$(373,610)	$6,521
Deferred Sales Commissions
Deferred sales commissions within other assets were $3.2 million as of September 30, 2018. For the three and nine months ended September 30, 2018, under the new revenue standard, amortization expense for deferred sales commissions was $0.5 million and $1.2 million, respectively, and there was no impairment loss in relation to the costs capitalized in either period. Sales commission expenses under the old standard would have resulted in expenses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively.
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at January 1, 2018 were transferred to accounts receivable during the nine months ended September 30, 2018 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $4.1 million was recorded as of September 30, 2018 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)

Auto Buying Program revenue	$79,250	$73,402	$226,858	$207,922
OEM incentives revenue	9,456	4,124	21,804	17,239
Forecasts, consulting and other revenue	4,880	4,914	13,835	14,855
Total revenues	$93,586	$82,440	$262,497	$240,016

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

4.	Fair Value Measurements
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2018		At December 31, 2017
	Level 1	Total Fair Value	Level 1	Total Fair Value
Cash equivalents	$217,748	$217,748	$195,584	$195,584
Total Assets	$217,748	$217,748	$195,584	$195,584

5.	Property and Equipment, net
Property and equipment consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Computer equipment, software, and internally developed software	$95,182	$83,568
Furniture and fixtures	5,284	4,779
Leasehold improvements	8,572	8,342
Capitalized facility leases	38,351	39,302
	147,389	135,991
Less: Accumulated depreciation	(78,215)	(65,281)
Total property and equipment, net	$69,174	$70,710
The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and of its San Francisco, California leased office space (collectively, the “Premises”) as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at September 30, 2018 and December 31, 2017, the Company has capitalized $38.4 million and $39.3 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. At September 30, 2018 and December 31, 2017, the Company recorded accumulated amortization of $2.9 million and $2.2 million, respectively. Additionally, at September 30, 2018 and December 31, 2017, the Company recognized a corresponding lease financing obligation of approximately $31.5 million and $31.4 million, respectively.
Included in the table above are property and equipment of $3.0 million and $7.8 million at September 30, 2018 and December 31, 2017, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $5.0 million and $4.8 million for the three months ended September 30, 2018 and 2017. Total depreciation and amortization expense of property and equipment was $13.9 million and $14.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortization of internal use capitalized software development costs was $3.6 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively. Amortization of internal use capitalized software development costs was $9.9 million and $10.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the Credit Facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes and capital expenditures to its cash interest payments measured on a trailing twelve month-basis. The Credit Facility also limits the Company’s ability to pay dividends. At September 30, 2018, the Company was in compliance with all financial covenants.
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
At September 30, 2018, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million.

7.	Commitments and Contingencies
Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred once the Company no longer derived economic benefit from the related leases. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs were recorded in general and administrative expenses in the consolidated statement of comprehensive loss. In 2015, the Company recorded the initial estimate of lease exit costs. In 2016, the Company updated its estimates of sublease rental income and recorded additional expense due to changes in the local commercial real estate market. In the first quarter of 2017, the Company completed the execution of subleases for its properties and recorded a benefit of $0.1 million in lease exit costs. As of September 30, 2018, the Company recognized a total of $5.2 million in lease exit costs associated with these office locations. The Company does not expect to incur significant additional charges in future periods related to these exits.

The following table presents a roll forward of the lease exit liability for the nine months ended September 30, 2018:

Lease Exit Costs
Accrual at December 31, 2017	$1,354
Cash Payments	(419)
Accrual at September 30, 2018	$935

San Francisco Lease Termination
In July 2018, the Company reached an agreement with its landlord to terminate its leased office space in San Francisco, California, effective December 31, 2018. As a result of the lease termination, the Company will no longer have future minimum lease commitments related to this office space after the effective date, resulting in a decrease in future commitments of $4.5 million over the original remaining term of six years. Under build-to-suit lease accounting, the Company has capitalized the leased facility and accounted for the lease as a financing lease. At the termination date, the capitalized facility lease asset and the lease financing obligation of $6.9 million will both be de-recognized.

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

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. The court has not yet ruled on that motion. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2018, as it does not believe a loss is probable or reasonably estimable.

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

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2018 as the Company does not believe a loss is probable or reasonably estimable.

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

On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau. As it relates to the Company, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on Cox Automotive’s request for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on Cox Automotive’s request for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of September 30, 2018, as the Company does not believe a loss is probable.

On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint. The Company believes that the amended complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2018 as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or intellectual property infringement claims made by third parties. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At September 30, 2018 and December 31, 2017, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2017	16,714,216	$12.46	7.7
Granted	1,492,481	9.69
Exercised	(2,126,522)	9.12
Canceled/forfeited	(1,516,635)	14.45
Outstanding at September 30, 2018	14,563,540	$12.46	7.4
At September 30, 2018, total remaining stock-based compensation expense for unvested stock option awards was $38.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. For the three months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense for stock option awards of $4.2 million and $5.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense for stock option awards of $12.6 million and $12.3 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2017	4,284,438	$11.99
Granted	3,376,074	10.00
Vested	(1,470,214)	10.97
Canceled/forfeited	(759,197)	11.04
Non-vested — September 30, 2018	5,431,101	$11.16
At September 30, 2018, total remaining stock-based compensation expense for non-vested restricted stock units is $57.4 million, which is expected to be recognized over a weighted-average period of 2.9 years. The Company recorded $6.1 million and $4.6 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2018 and 2017, respectively. The Company recorded $15.7 million and $10.4 million in stock-based compensation expense for restricted stock units for the nine months ended September 30, 2018 and 2017, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of revenue	$469	$339	$1,210	$775
Sales and marketing	3,852	3,358	10,522	7,263
Technology and development	2,829	2,598	7,880	5,496
General and administrative	3,097	3,613	8,704	9,127
Total stock-based compensation expense	10,247	9,908	28,316	22,661
Amount capitalized to internal software use	551	443	1,358	993
Total stock-based compensation cost	$10,798	$10,351	$29,674	$23,654

9.	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions applicable to the Company include the reduction of the U.S. corporate statutory tax rate from 35% to 21%, the limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income, and the indefinite carryforward period applicable to NOLs generated after December 31, 2017. The Company recorded an income tax benefit of $0.1 million for the three months ended September 30, 2018 and an income tax expense of $0.1 million for the three months ended September 30, 2017. The Company recorded an income tax benefit of $0.2 million for the nine months ended September 30, 2018 and an income tax expense of $0.4 million for the nine months ended September 30, 2017.
As of December 31, 2017, the Company had obtained and analyzed all necessary information to record the effect of the change in tax law, and does not anticipate reporting additional tax effects in the future. However, should the Internal Revenue Service (“IRS”) issue further guidance or interpretation of relevant aspects of the new Tax Act, the Company may adjust these amounts.
There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)
Weighted-average common shares outstanding	102,765	98,665	101,503	93,108
Net loss per share - basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.26)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2018 and 2017 (in thousands):

	September 30,
	2018	2017

Options to purchase common stock	14,564	17,089
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	5,431	4,847
Total shares excluded from net loss per share	21,454	23,395

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at September 30, 2018 and December 31, 2017 of $0.4 million and $0.2 million, respectively. In addition, the Company had amounts due to USAA at September 30, 2018 and December 31, 2017 of $5.9 million and $3.3 million, respectively. The Company recorded sales and marketing expense of $6.5 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expense of $16.3 million and $12.8 million for the nine months ended September 30, 2018 and 2017, respectively, related to service arrangements entered into with USAA.

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
        Our network of over 16,000 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
Our subsidiary, ALG, provides forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios.
During the three months ended September 30, 2018, we generated revenues of $93.6 million and recorded a net loss of $6.3 million. During the nine months ended September 30, 2018, we generated revenues of $262.5 million and recorded a net loss of $21.9 million.
At the end of 2017, we identified five key components of our plan for 2018 that would set us up for future revenue re-acceleration and margin expansion. They include:

(i)	continued collaboration with USAA;

(ii)	continued focus on dealer pricing and monetization;

(iii)	growth in OEM incentives revenue;

(iv)	nationwide roll-out of our trade-in product; and

(v)	the completion of our technology replatforming project.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average Monthly Unique Visitors	8,005,041	7,702,254	7,857,787	7,420,807
Units(1)	268,026	253,527	748,012	713,313
Monetization	$331	$306	$332	$316
Franchise Dealer Count	12,549	12,286	12,549	12,286
Independent Dealer Count	3,482	2,938	3,482	2,938

(1)
We issued full credits of the amount originally invoiced with respect to 4,981 and 5,048 units during the three months ended September 30, 2018 and 2017, respectively. We issued full credits of the amount originally invoiced with respect to 15,486 and 16,324 units during the nine months ended September 30, 2018 and 2017, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 3.9% to approximately 8.0 million in the three months ended September 30, 2018 from approximately 7.7 million in the same period of 2017. The number of average monthly unique visitors increased 5.9% to approximately 7.9 million in the nine months ended September 30, 2018 from approximately 7.4 million in the same period of 2017. We attribute the growth in our average monthly unique visitors principally to digital marketing advertising campaigns and also to increased efforts from our affinity group marketing partners to drive greater member awareness and traffic to our platform.
Units
We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through TrueCar.com, our TrueCar branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product, and the size and geographic coverage of our network of TrueCar Certified Dealers.
On occasion we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in most cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error.
The number of units increased 5.7% to 268,026 in the three months ended September 30, 2018 from 253,527 in the three months ended September 30, 2017. The number of units increased 4.9% to 748,012 in the nine months ended September 30, 2018 from 713,313 in the same period of 2017. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (Auto Buying Program revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased 8.2% to $331 during the three months ended September 30, 2018 from $306 for the same period in 2017, primarily as a result of growth in OEM incentives revenue. Our monetization increased 5.1% to $332 during the nine months ended September 30, 2018 from $316 for the same period in 2017, primarily as a result of pricing optimization across our dealer network and growth in OEM incentives revenue. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,549 at September 30, 2018, an increase from 12,286 at September 30, 2017, an increase from 12,142 at December 31, 2017, an increase from 12,205 at March 31, 2018, and an increase from 12,368 at June 30, 2018. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high-volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 3,482 at September 30, 2018, an increase from 2,938 at September 30, 2017, an increase from 2,979 at December 31, 2017, an increase from 3,006 at March 31, 2018, and an increase from 3,166 at June 30, 2018.

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

•	neither Adjusted EBITDA nor Non-GAAP net income reflects the lease exit costs associated with consolidation of the Company’s office locations in Santa Monica, California in December 2015;

•	neither Adjusted EBITDA nor Non-GAAP net income considers the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income differently than we do, limiting their usefulness as a comparative measure.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)
Non-GAAP adjustments:
Interest income	(888)	(402)	(2,242)	(784)
Interest expense	662	654	1,985	1,955
Depreciation and amortization	5,992	5,765	16,808	17,517
Stock-based compensation	10,247	9,908	28,316	22,661
Certain litigation costs (1)	335	1,491	1,996	4,140
Lease exit costs (2)	—	—	—	(133)
(Benefit from) / provision for income taxes	(72)	121	(168)	443
Adjusted EBITDA	$10,025	$8,018	$24,767	$21,425

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

The following table presents a reconciliation of net loss to Non-GAAP net income for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP net income:
Net loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)
Non-GAAP adjustments:
Stock-based compensation	10,247	9,908	28,316	22,661
Certain litigation costs (1)	335	1,491	1,996	4,140
Lease exit costs (2)	—	—	—	(133)
Non-GAAP net income (3)	$4,331	$1,880	$8,384	$2,294

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

(3)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at September 30, 2018 and September 30, 2017.

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
(Benefit from) / Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2018 and December 31, 2017, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our benefit for income taxes for the three and nine months ended September 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes for the three and nine months ended September 30, 2017 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$93,586	$82,440	$262,497	$240,016
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,737	7,088	22,941	20,610
Sales and marketing	57,031	48,383	157,463	137,498
Technology and development	15,345	15,357	46,633	43,117
General and administrative	14,030	14,993	41,005	44,034
Depreciation and amortization	5,992	5,765	16,808	17,517
Total costs and operating expenses	100,135	91,586	284,850	262,776
Loss from operations	(6,549)	(9,146)	(22,353)	(22,760)
Interest income	888	402	2,242	784
Interest expense	(662)	(654)	(1,985)	(1,955)
Loss before income taxes	(6,323)	(9,398)	(22,096)	(23,931)
(Benefit from) / provision for income taxes	(72)	121	(168)	443
Net loss	$(6,251)	$(9,519)	$(21,928)	$(24,374)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$10,025	$8,018	$24,767	$21,425
Non-GAAP net income	$4,331	$1,880	$8,384	$2,294
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(in thousands)
Auto Buying Program revenue	$79,250	$73,402	$226,858	$207,922
OEM incentives revenue	9,456	4,124	21,804	17,239
Forecasts, consulting and other revenue	4,880	4,914	13,835	14,855
Revenues	$93,586	$82,440	$262,497	$240,016
Three months ended September 30, 2018 compared to three months ended September 30, 2017. The increase in our revenues of $11.1 million or 13.5% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily reflected the increase in our Auto Buying Program revenue and OEM incentives revenue. Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 84.7%, 10.1%, and 5.2%, respectively, of revenues for the three months ended September 30, 2018 as compared to 89.0%, 5.0%, and 6.0%, respectively, for the same period in 2017. The increase of $11.2 million in transaction revenue (Auto Buying Program revenue and OEM incentives revenue) for the three months ended September 30, 2018 primarily reflected a 5.7% increase in units and a 8.2% increase in monetization. Additionally, the increase in OEM incentives revenue was driven by new OEM customers and expansion of programs with existing OEM customers in 2018. Forecasts, consulting and other revenue for the three months ended September 30, 2018 remained materially consistent with the same period in 2017. For 2018, we expect our annual revenue to modestly improve compared to the prior year due primarily to increases in our Auto Buying Program revenue and our OEM incentives revenue.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. The increase in our revenues of $22.5 million or 9.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily reflected the increase in our Auto Buying Program revenue. Auto Buying Program revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 86.4%, 8.3%, and 5.3%, respectively, of revenues for the nine months ended September 30, 2018 as compared to 86.6%, 7.2%, and 6.2%, respectively, for the same period in 2017. The increase of $23.5 million in transaction revenue (Auto Buying Program revenue and OEM incentives revenue) for the nine months ended September 30, 2018 primarily reflected a 4.9% increase in units and a 5.1% increase in monetization. Additionally, the increase in OEM incentives revenue was driven by new OEM customers and expansion of programs with existing OEM customers in 2018. The decrease of $1.0 million in forecasts, consulting and other revenue for the nine months ended September 30, 2018 primarily reflected the delivery of a large project in our ALG business in the first quarter of 2017.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,737	$7,088	$22,941	$20,610
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.3%	8.6%	8.7%	8.6%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Cost of revenue increased $0.6 million or 9.2% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to increased employee related costs associated with an increase in headcount. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Cost of revenue increased $2.3 million or 11.3% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a $1.2 million increase in data and licensing costs, a $0.6 million increase in employee related costs associated with an increase in headcount, and a $0.4 million increase in stock-based compensation.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
Sales and marketing expenses	$57,031	$48,383	$157,463	$137,498
Sales and marketing expenses as a percentage of revenues	60.9%	58.7%	60.0%	57.3%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Sales and marketing expenses increased $8.6 million or 17.9% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase primarily reflected a $4.9 million increase in partner marketing and revenue share paid to affinity marketing partners, a $1.8 million increase in employee related expenses primarily due to increased headcount, a $0.7 million increase in branded media spend, and a $0.5 million increase in stock-based compensation. We expect the dollar amount of sales and marketing expenses to continue to increase in connection with increased headcount to better serve dealers and OEMs, as well as increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business and expand into new product offerings as we complete our re-platforming project.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Sales and marketing expenses increased $20.0 million or 14.5% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase primarily reflected a $12.9 million increase in partner marketing and revenue share paid to affinity marketing partners, a $3.3 million increase in stock-based compensation, a $3.2 million increase in employee related expenses primarily due to increased headcount, and a $0.8 million increase in conference and travel related expenses. These increases were partially offset by a $1.0 million decrease in creative production costs.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
Technology and development expenses	$15,345	$15,357	$46,633	$43,117
Technology and development expenses as a percentage of revenues	16.4%	18.6%	17.8%	18.0%
Capitalized software costs	$3,781	$4,302	$11,329	$11,577
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Technology and development expenses were $15.3 million for the three months ended September 30, 2018 and remained materially consistent with the same period in 2017.
Capitalized software costs decreased $0.5 million primarily due to a decrease of $0.6 million in third-party software costs, partially offset by a $0.1 million increase in internal capitalized software costs.
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
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Technology and development expenses increased $3.5 million or 8.2% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in stock-based compensation of $2.4 million and an increase in hosting costs of $1.2 million.
Capitalized software costs decreased $0.2 million primarily due to a decrease in internal capitalized software costs.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
General and administrative expenses	$14,030	$14,993	$41,005	$44,034
General and administrative expenses as a percentage of revenues	15.0%	18.2%	15.6%	18.3%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. General and administrative expenses decreased $1.0 million or 6.4% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease was primarily due to a decrease in employee related costs of $0.6 million primarily due to decreased bonus expense and a decrease in stock-based compensation of $0.5 million. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. General and administrative expenses decreased $3.0 million or 6.9% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease in employee related costs of $2.2 million, primarily due to lower payroll taxes as a result of lower stock option exercise activity in the current period, and a decrease in stock-based compensation of $0.4 million.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
Depreciation and amortization expenses	$5,992	$5,765	$16,808	$17,517
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Depreciation and amortization expenses increased $0.2 million or 3.9% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Depreciation and amortization expenses decreased $0.7 million or 4.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease in accelerated depreciation related to software assets that we previously determined to have shortened useful lives related to upgrades to our technology infrastructure.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
Interest expense	$662	$654	$1,985	$1,955
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Interest expense was $0.7 million for the three months ended September 30, 2018 and 2017, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces. We expect to incur a consistent level of interest expense on our lease financing obligation in the fourth quarter of 2018.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Interest expense was $2.0 million for the nine months ended September 30, 2018, and 2017, and primarily consists of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces.

Benefit from / Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(dollars in thousands)
(Benefit from) / provision for income taxes	$(72)	$121	$(168)	$443
Our benefit from income taxes for the three and nine months ended September 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes for the three and nine months ended September 30, 2017 primarily reflects tax expense due to amortization of tax deductible goodwill that was not an available source of income to realize our deferred tax assets in 2017.
Liquidity and Capital Resources
At September 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $217.7 million.
We have incurred cumulative losses of $367.1 million from our operations through September 30, 2018, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts, and costs related to potential acquisitions to further expand our product offerings. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
In February 2018, we amended our credit facility, which provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and expires on February 18, 2021. No amounts were outstanding at September 30, 2018. The amount available under the amended credit facility at September 30, 2018 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$15,983	$16,913
Net cash used in investing activities	(13,088)	(15,194)
Net cash provided by financing activities	17,092	86,962
Net increase in cash and cash equivalents	$19,987	$88,681
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the nine months ended September 30, 2018 was $16.0 million. This was primarily due to our net loss of $21.9 million, which, adjusted for non-cash items, including stock-based compensation expense of $28.3 million, depreciation and amortization expense of $16.8 million, and bad debt expense of $1.2 million, resulted in $24.8 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $8.8 million related to changes in operating assets and liabilities.
The $8.8 million decrease related to changes in operating assets and liabilities primarily reflected an increase in accounts receivable of $9.5 million primarily related to the timing of billings to and payments from OEMs, an increase in prepaid expenses of $3.8 million primarily related to an increase in prepaid marketing, insurance, and other costs, a decrease in accrued employee expenses of $1.5 million primarily due to a decrease in accrued bonus, an increase in other current assets of $0.9 million primarily related to an increase in the contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales, and an increase in other assets of $0.8 million primarily related to a long term prepayment for cloud computing services. These uses of cash were partially offset by an increase in accounts payable of $8.1 million primarily due to an increase in marketing fees payable to our affinity group partners and advertisers.
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
Cash used in investing activities of $13.1 million for the nine months ended September 30, 2018 resulted from $10.1 million of investments in software, $1.9 million of investments in furniture, leasehold, and facility improvements, and $1.1 million of investments in computer hardware.
Cash used in investing activities of $15.2 million for the nine months ended September 30, 2017 resulted from $10.1 million of investments in software, $3.2 million of investments in furniture, leasehold, and facility improvements, and $1.9 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $17.1 million for the nine months ended September 30, 2018 reflects $19.4 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $2.3 million.
Cash provided by financing activities of $87.0 million for the nine months ended September 30, 2017 reflects $69.6 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards of $2.3 million, and $17.4 million of proceeds from our public offering of common stock that closed in May 2017, net of underwriting discounts and commissions and offering costs.
Contractual Obligations and Known Future Cash Requirements
In July 2018, we reached an agreement with our landlord to terminate our leased office space in San Francisco, California effective on December 31, 2018. Refer to Note 7 of Notes to the Condensed Consolidated Financial Statements for additional information. There were no other material changes to our contractual obligations and known future cash requirements for the nine months ended September 30, 2018.

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
Interest Rate Risk
We had cash and cash equivalents of $217.7 million at September 30, 2018, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of September 30, 2018, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to the dealers in our network. For example, some car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor. If a TrueCar Certified Dealer submits pricing information to our users that falls below pricing guidelines established by the applicable manufacturer, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. More recently, Toyota and Nissan modified their marketing covenants to include guidelines on minimum allowable advertised pricing in January 2016 and January 2017, respectively. We have implemented certain changes designed to accommodate manufacturers’ guidelines; however, it is unclear whether we will continue to be able to do so without making material, unfavorable adjustments to our business practices or user experience. If we are unable to successfully accommodate manufacturers’ guidelines without making material, unfavorable adjustments to our business practices or user experience, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, state dealership associations maintain significant influence over the dealerships in their state as lobbying groups and as thought leaders. To the extent that these associations view us in a negative light, our reputation with car dealers in the corresponding state may be negatively affected. If our relationships with car manufacturers or state dealership associations suffer, our ability to maintain and grow the number of car dealers in our network would be harmed.

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
Our primary source of revenue consists of fees paid by TrueCar Certified Dealers to us in connection with the sales of automobiles to our users. In addition, our value proposition to consumers depends on our ability to provide pricing information on automobiles from a sufficient number of automobile dealers by brand and in a given consumer’s geographic area. If our relationships with our network of TrueCar Certified Dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our revenue and ability to maintain and grow unique visitor traffic would be adversely affected.
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012, and in 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2018 our franchise dealer count was 12,549.

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

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry. These groups include state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships and we could lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, this decision would typically apply to all dealerships within the group.

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which could adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for qualified employees in our industry is intense, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of our stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

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

We have not been profitable since inception. We had an accumulated deficit of $367.1 million at September 30, 2018 and we experienced a net loss of $21.9 million in the nine months ended September 30, 2018. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. These expenses will increase now that we have ceased to be an “emerging growth company.” For more information concerning our loss of “emerging growth company” status, refer to the risk factor below: “We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.” As a result of these increased expenditures, we will need to generate and sustain increased revenue to achieve and maintain profitability.

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

Our business has grown as users and automobile dealers have increasingly used our products and services. However, our business is relatively new and has operated at a substantial scale for only a limited period of time. Given this limited history, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

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

In the nine months ended September 30, 2018 and 2017, respectively, we derived approximately 8.3% and 7.2% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement. If we are unable to induce the manufacturers with which we currently have relationships to continue their incentive programs on our platform, or to enter into longer-term arrangements, that could have an adverse effect on our business, revenue, operating results and prospects.

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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2017, 261,307 units, representing 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. In the quarter ended September 30, 2018, 71,660 units, representing 27% of all units purchased by users from TrueCar Certified

Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At September 30, 2018, USAA beneficially owned 9,042,990 shares, which represented 8.7% of our outstanding common stock.

Our affinity group marketing agreement with USAA extends through February 13, 2020, but we cannot assure you that it will be extended at the expiration of its current term on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website. Changes in this promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. For example, during the third quarter of 2017, USAA made changes to the user experience for its car-buying site that we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and the first half of 2018. Changes in our relationship with USAA or its promotion and marketing of our platform, or future modifications of its car-buying site user experience, could adversely affect our business and operating results in the future.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that the TrueCar website and our TrueCar-branded mobile applications represent an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $157.5 million and $137.5 million on sales and marketing during the nine months ended September 30, 2018 and 2017, respectively.

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

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car-buying site we maintain for them can, and have from time to time in the past, affected the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

Failure to increase our revenue, or to reduce our sales and marketing expense or our technology and development expense as a percentage of revenue, would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including via television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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
In March 2017, we received an investigatory subpoena from the Consumer Protection Section of the Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requested certain information about online content we displayed related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. On April 18, 2017, we responded to the investigatory subpoena and supplied the information it sought. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the investigatory subpoena, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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
If state regulators or other third parties take the position in the future that our products or services violate applicable brokering, “bird-dog” or advertising laws or regulations, responding to those allegations could be costly, require us to pay significant sums in settlements, require us to pay civil and criminal penalties, including fines, interfere with our ability to continue providing our products and services in certain states or require us to make adjustments to our products and services or the manner in which we derive revenue from our participating dealers, any or all of which could result in substantial adverse publicity, loss of TrueCar Certified Dealers from our network, decreased revenues, increased expenses and decreased profitability.

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

In addition, governmental or private civil actions under the antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose dealer pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us and our TrueCar Certified Dealers in class action or other civil litigation.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or otherwise unlawful business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

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

In May 2015, Satyabrata Mahapatra filed a putative securities class action complaint in the U.S. District Court for the Central District of California naming us and two other individuals not affiliated with us as defendants, which we refer to as the Mahapatra Federal Securities Litigation. On June 15, 2015, the plaintiff filed a notice of errata and correction purporting to name our then-chief executive officer Scott Painter and our then-chief financial officer Michael Guthrie as individual defendants in lieu of the two individual defendants named in the complaint. On October 5, 2015, the plaintiffs amended their complaint. As amended, the complaint sought an award of unspecified damages, interest and attorney’s fees based on allegations that the defendants made false and/or misleading statements, and failed to disclose material adverse facts about our business, operations, prospects and performance. Specifically, the amended complaint alleged that during the putative class period, the defendants made false and/or misleading statements and/or failed to disclose that: (i) our business practices violated unfair competition and deceptive trade practice laws (i.e., the issues raised in the NY Lanham Act Litigation); (ii) we acted as a dealer and broker in car sales transactions without proper licensing, in violation of various states’ laws that govern car sales

(i.e., the issues raised in the CNCDA Litigation); and (iii) as a result, our registration statements, prospectuses, quarterly and annual reports, financial statements, SEC filings, press releases and other statements and documents were materially false and misleading at times relevant to the amended complaint and putative class period. The amended complaint asserted a putative class period running from May 16, 2014 to July 23, 2015. On October 19, 2015, we filed a motion to dismiss the amended complaint. On December 9, 2015, the court granted our motion to dismiss and dismissed the case in its entirety. On January 8, 2016, the plaintiff filed a notice of appeal. On June 20, 2016, the plaintiff filed a motion for voluntary dismissal of the appeal. The motion was granted by the court on June 27, 2016. As this case has been dismissed, we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, we filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part our demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In October 2017, we were named as a defendant in a lawsuit filed by Cox Automotive in the Supreme Court of the State of New York in the County of Nassau, which we refer to as the Cox Automotive Litigation. As it relates to us, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that we engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who was also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting us from employing the former Cox Automotive employee pending the court’s ruling on the request by Cox Automotive for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on Cox Automotive’s request for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied Cox Automotive’s request for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. We were not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, we do not believe a loss is probable. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2018, Leon Milbeck filed a putative securities class action complaint in the U.S. District Court for the Central District of California naming us and one of our former officers as defendants, which we refer to as the Milbeck Federal Securities Litigation. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Securities Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint. We believe that the amended complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the California Consumer Class Action and the Milbeck Federal Securities Litigation and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our competitors offer various products and services that compete with us. Some of these competitors include:

•
Internet search engines and online automotive sites such as Google, Amazon Vehicles, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), Edmunds.com, KBB.com, CarSaver.com, CarGurus.com and Cars.com;

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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference. Effective June 11, 2018, however, the FCC repealed the net neutrality rules, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which is currently scheduled to take effect on January 1, 2019, would impose net neutrality requirements similar to those initially adopted by the FCC. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law. We cannot predict the outcome of this suit or whether the United States Congress will respond to the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

The failure to maintain our brand could harm our ability to grow unique visitor traffic and to expand our dealer network.

Maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users come to perceive that we are not focused primarily on providing them with a better car-buying experience or if dealers do not perceive us as offering a compelling value proposition, our reputation and the strength of our brand would be adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and use of our products and services and adversely affect our brand. These concerns could also diminish the trust of existing and potential affinity group marketing partners. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so could harm our business growth prospects and operating results.

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

In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our trade-in pilot program with a large vehicle wholesaler we have incurred $4.2 million in license fees and revenue share costs. We incurred $1.8 million in such license fees and revenue share costs in the nine months ended September 30, 2018.

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

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Recent and potential future interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from automotive tariffs or the Japanese tsunami in 2011, and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Further, tariffs were recently imposed on certain imports of steel and aluminum into the United States, as well as on, among other things, automobile parts from China. These tariffs are likely to increase the cost of manufacturing automobiles in the United States. Substantial tariffs have also been proposed on the importation into the United States of European automobiles, which represent a material portion of the new vehicles sold in the United States. Each of these policies could materially increase the cost to U.S. consumers of new automobiles and thereby decrease the number of new vehicle sales in the

United States, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles.

In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks and other fundamental changes in the automotive industry and transportation technology and infrastructure could have a substantial impact on consumer demand for the purchase or lease of automobiles. If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.

If we suffer a significant interruption in our ability to gain access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results would suffer.

Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained pursuant to agreements with third parties to power certain aspects of the user experience on our platform, including the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements as they expire, or use alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows would be materially and adversely affected.

Our unique visitors, revenue and operating results fluctuate due to seasonality.

Our revenue trends are a reflection of consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues may be affected by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather events.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our operating results, business and financial condition may be harmed.

Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in further equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our current revolving credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing that we secure in the future could involve further restrictive covenants which may make it more difficult for us to obtain additional capital and pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

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

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on May 29, 2018, Colorado enacted a new data protection law that will take effect on September 1, 2018, and on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Act. The California Act, which takes effect on January 1, 2020, will impose sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unencrypted personal information. It is unclear whether, and if so how, the United States Congress will respond to these state-level enactments.

Our business operations and data handling procedures are based on industry standards. We maintain and update privacy and information security policies and employ an audit and assurance program designed to ensure that we comply with privacy and security-related obligations to third parties. We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties or our privacy-related legal obligations, including those imposed by the California Act, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

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

Although we are developing a unified architecture, as described elsewhere in this “Risk Factors” section, our systems currently employ multiple software platforms. As we upgrade our technology infrastructure we may encounter challenges that could impact our business, and our ability to quickly change aspects of our consumer and dealer experiences may be limited. During the third quarter of 2016 we began hosting certain of our systems using an enterprise cloud computing provider; however, a substantial portion of the computer hardware and communications and network infrastructure used to operate our website, mobile applications and billing systems continues to be located at a co-location facility in Los Angeles. We do not own or control the operation of this facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, denial-of-service attacks, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

We utilize a cloud-based computing platform operated by a third party in connection with certain aspects of our business operations. We are in the process of architecting our software and computer systems so as to utilize cloud-based data processing, storage capabilities and other cloud-based services. A portion of our computing processes are cloud-based, and we are working to significantly increase our use of enterprise cloud services. As a result, now and increasingly going forward, any disruption of or interference with the use of these cloud services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to the third-party systems or in the infrastructure that allows us to connect to them for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

If we do not successfully complete our technology replatforming project, or if the completion of the project is delayed, our operations could be disrupted and our prospects could be negatively affected.

We are currently replatforming our technology infrastructure. A substantial portion of our technology and product resources are devoted to completing this initiative. We believe that successfully completing this project will enable us to meaningfully enhance our consumer experience and launch new products and offerings in the future. However, we cannot guarantee that the replatforming, when complete, will yield these or any other benefits, nor can we assure you that the replatforming will not have any negative effect on our consumer experience, search engine optimization efforts or business. Further, if we are unable to complete the replatforming on schedule or at all, we may be delayed in redeploying our technology and product resources toward additional revenue-generating products, our operations could be disrupted and our business and prospects could be adversely affected.

We are currently implementing a new enterprise resource planning, or ERP, software solution. If we do not successfully complete this project, our operations could be significantly disrupted.
We are currently implementing a new ERP software solution. This project could have a significant impact on our business processes, information systems and internal controls, and will require significant change management, investment in capital and personnel resources and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to a new ERP software solution, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenues. Difficulties in implementing a new ERP software solution could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flow.

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

We may from time to time face allegations that we, or companies we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities.

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

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, operating results and reputation.

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

As we are no longer an “emerging growth company,” our independent registered public accounting firm is now required to undertake an assessment of our internal control over financial reporting. As a consequence, the cost of our compliance with Section 404 of the Sarbanes-Oxley Act has correspondingly increased. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, we are no longer eligible for the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. As a result, we held a say-on-pay vote and a say-on-frequency vote at our 2018 annual meeting of stockholders. The say-on-pay vote, which we expect to hold at each future annual meeting, has required substantial additional attention from our board of directors and management team and resulted in increased costs to us, including higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry, as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of or investment in complementary businesses and technologies rather than through internal development, such as our acquisition of ALG in 2011. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or investments. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration or investment management challenges;

•	additional operating losses and expenses of the company we acquired or in which we invested;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources, legal and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of intangibles or other assets acquired in future acquisitions or similar transactions that may have an adverse effect our operating results in a given period;

•	the risks associated with the company we acquired or invested in, which may differ from or be more significant than the risks our business faces;

•
liability for the activities, products or services of the company we acquired or invested in, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the company we acquired or invested in, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions or investments may not materialize.

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would materially and adversely affect our results of operations.

We had goodwill and intangible assets of $66.3 million at September 30, 2018. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $393.6 million and state net operating loss carryforwards of approximately $247.5 million at December 31, 2017. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2018, respectively. At December 31, 2017, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely. Additionally, under the Tax Act described below in the risk factor “Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results,” net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, future changes in our stock ownership, including future equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. Furthermore, because of changes to the U.S. federal corporate income tax rate included in the Tax Act, we have been required to revalue our net operating loss carryforwards and other deferred tax assets and liabilities based on the newly-enacted rate. As a result of this revaluation, those net operating loss carryforwards and other deferred tax assets and liabilities now have a substantially smaller value.

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
Additionally, on June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although we believe that the Wayfair decision is unlikely to have a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.

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

As of September 30, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 67% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the nine months ended September 30, 2018, the trading price of our common stock fluctuated from a low of $8.75 per share to a high of $14.55 per share. For the fiscal year ended December 31, 2017, the trading price of our common stock fluctuated from a low of $10.16 per share to a high of $21.75 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of or investments in businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management;

•	conditions in the automobile industry; and

•	general economic conditions and slow or negative growth of our markets.

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

At September 30, 2018, approximately 103.8 million shares of our common stock were outstanding. In addition, as of September 30, 2018, there were 14.6 million shares underlying options and 5.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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

We or selling stockholders may periodically offer additional securities in amounts, at prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2017 Shelf Registration are offered for sale, we will prepare and file with the SEC a prospectus supplement containing specific information about the terms of the offering.

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

TRUECAR, INC.

Date:	November 8, 2018	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ John Pierantoni
John Pierantoni
Interim Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)