Form 10-K
period 2018-12-31
TrueCar, Inc.
filed 2019-03-01
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $934,840,357 based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 21, 2019, the registrant had 104,882,802 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar,” “the Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc., ALG, Inc. and DealerScience, LLC, unless the context indicates otherwise. TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” ALG, Inc. is referred to as “ALG” and DealerScience, LLC is referred to as “DealerScience.”

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to hire a permanent chief financial officer and integrate him or her and other recent and future additions to our management team;

•	our continuing ability to provide customers access to our products;

•	our ability to maintain and scale our technical infrastructure and leverage the completion of our technology replatforming project to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the anticipated effect on our business of litigation to which we are a party;

•	our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs;

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

•
our ability to effectively and timely integrate our operations with those of any business we acquire, including DealerScience, and related factors, including the difficulties associated with such integration (such as the difficulties, challenges and costs associated with managing and integrating new facilities, assets and employees) and the achievement of the anticipated benefits of such integration;

•	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and

•	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
Item 1.    Business
Overview

Our Mission: We exist to be the most transparent brand in automotive, to serve as a catalyst that dramatically improves the way people discover, buy and sell cars.

We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA, Chase and American Express; membership-based organizations like Consumer Reports, AARP, Sam’s Club and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.

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

Through our subsidiary ALG, we provide forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios. We also obtain automobile purchase data from a variety of sources and use this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information.

Through our subsidiary TCDS, we provide our TrueCar Trade product, powered by our partnership with Accu-Trade, LLC, or Accu-Trade, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that an affiliate of Accu-Trade will repurchase the vehicles at the indicated price if the dealer does not want to keep them. In addition, through TCDS, we act as an agent and, in that capacity, offer products and services developed by DealerSync, Inc., or DealerSync, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.

Additionally, in December 2018, we acquired DealerScience, which, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, to expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and to streamline the consumer’s experience from shopping to showroom.

Products and Services

Consumer

Consumers interface with us through our TrueCar branded website, affinity group marketing partner websites and TrueCar branded and affinity group mobile applications.

The following are key elements of our consumer experience:

Market pricing data. Through our websites and mobile applications, a consumer selects a vehicle, adds desired options and inputs a ZIP code. In most instances, we then present the consumer with the TrueCar Curve, a graphical distribution of what others in the local market paid for a similar make, model and trim of car. Within this distribution, we include MSRP, factory invoice and average price paid for that make, model and trim in the consumer’s local market. We generally provide consumers with our TrueCar Average, a proprietary calculation based on TrueCar users’ recent transactions, that provides an understanding of what others have paid for similarly configured vehicles. This information enables the consumer to evaluate a potential price in the context of broader market data.

Guaranteed Savings Certificates. After the consumer has received the context supplied by the market pricing data described above, the consumer may elect to connect with local TrueCar Certified Dealers by releasing his or her contact information to those dealers. A consumer who makes this election then receives one or more Guaranteed Savings Certificates from the dealers that received the consumer’s contact information. The Guaranteed Savings Certificate issued by each TrueCar Certified Dealer will reflect the amount of guaranteed savings off MSRP that the consumer may then take to that dealer and apply toward the purchase of the specified make, model and trim of car.

VIN-based offers. In most instances, in addition to receiving one or more Guaranteed Savings Certificates, the consumer will also receive price offers on in-stock vehicles with specified Vehicle Identification Numbers, or VINs, from each of the Certified Dealers that has supplied the consumer with a Guaranteed Savings Certificate. These VIN-based offers provide consumers with price offers for specific vehicles from specific Certified Dealers.

TrueCar Trade. If the consumer intends to trade in a vehicle in connection with a car purchase, or sell his or her vehicle to a dealer, he or she can obtain a guaranteed price on the trade-in vehicle through our TrueCar Trade program. Dealers participating in the program benefit from a third-party guarantee of the price given to consumers by an affiliate of our partner Accu-Trade, allowing dealers to honor the trade-in price without assuming any risk.

Dealer

Our network of TrueCar Certified Dealers interfaces with our platform primarily through our Dealer Portal, an application that can be accessed online or using a mobile device. The Dealer Portal is considered a sales enhancement tool, and it enables dealers to access unique information on their prospects unavailable to them in their standard customer relationship management, or CRM, software. The Dealer Portal allows dealers to assess the competitiveness of their vehicle pricing relative to their market, create vehicle pricing rules, access details on potential buyers’ wants and needs, create custom detailed offers based on vehicles in stock, manage how their dealership profile appears on the network and assess their competitive market performance on vehicles sold through their dealership, among a number of other administrative and management tools. With the mobile application for iOS and Android, dealers can also provide a price quote on a vehicle relative to the local market, regardless of whether the potential buyer was sourced through the TrueCar network or not.

Pricing tools. The Pricing Manager tool available on our Dealer Portal provides dealers with a single interface to assess the competitiveness of their vehicle pricing relative to their market and set pricing on all makes and models they offer for sale. The Sales Analyzer tool helps dealers better understand how their pricing for recently sold vehicles compares to the market, whether or not the customer transaction was with one of our users.

Sales closing tools. The Offer Tool helps dealers create custom detailed offers based on vehicles in stock. The Dealership Profile tool enables dealers to give customers information about their dealership, including salespersons’ names and pictures, dealership makes, hours of operation and website and social media links.

In addition to our traditional Dealer Portal application, we recently partnered with DealerSync and completed the acquisition of DealerScience, each of which permits us to offer additional tools to dealerships.

DealerSync. We act as sales agent for DealerSync, in which capacity we offer independent dealers a subscription-based dealer management platform. Among other features, this platform includes a website creation and management service, inventory management services, assistance with search engine optimization strategy and mobile device applications, permitting independent dealers to automate more of their tasks, increase traffic and close more sales.

DealerScience. We also offer dealers subscription-based digital retailing tools developed by our subsidiary DealerScience. The centerpiece of these tools is vehicle desking software that empowers a dealer’s entire sales force to calculate penny-perfect monthly payments in seconds, thereby minimizing errors and reducing consumer wait time by eliminating a bottleneck in the traditional desking process. For a separate subscription fee, we also offer dealers a website plugin, or widget, that interfaces with our desking software, permitting consumers to view accurate lease and financing payments online. The widget is directly linked to the dealer’s inventory and automatically includes up-to-date incentives and rates, permitting consumers to determine their own payments based on their budget. The interface between the widget and the desking software enables a consumer to obtain a code after customizing a payment that allows the dealer to pull up the relevant information instantly when the consumer arrives at the dealership. Our DealerScience products also include software that allows consumers to find vehicles they can afford by searching those within their budget, whether in the showroom or on the dealer’s website, and software that automatically generates advertisements with current leasing and financing rates for particular vehicles in the dealer’s inventory, helping to increase conversion rate on the advertisements by presenting only the best financial options for a given vehicle.

Manufacturers

We enable manufacturers to target consumers based on membership in an affinity group and other criteria. Through our platform, manufacturers can create cash incentives targeted to specific consumers and provide the ability to generate a unique coupon code that can be redeemed and validated at any dealership across the country in connection with the purchase of a vehicle. By facilitating and tracking these incentive codes in their own reporting systems, manufacturers can account directly for this method of reaching consumers. These manufacturers pay a subscription or per-vehicle fee to us for this service.

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

ALG

We forecast data on residual values of cars and provide this information on a subscription and consultative basis through ALG, our wholly-owned subsidiary. Automotive manufacturers, lenders, lessors, dealers and software providers use information from ALG to determine the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios.

Sales and Marketing

Consumer marketing

We reach consumers through the TrueCar website and the branded mobile applications and websites we maintain for our affinity group marketing partners. Our marketing is focused on building the TrueCar brand. The key tenets of our brand are providing transparent market price information and enhancing the car-buying experience for both consumers and dealers. We divide our marketing spend between traditional media sources, such as television and radio, and digital media. Our consumer brand awareness efforts are aided by the fact that we are quoted in various media outlets from time to time as a recognized industry authority on automotive retail and online data forecasting.

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

Our ability to understand the needs of, actively listen to and collaborate with our network of TrueCar Certified Dealers is crucial to our success. Many of our dealer sales force employees have worked at dealerships or OEMs. In response to feedback from our dealer network, in 2012 we formed an advisory panel of influential dealers to regularly meet with our senior management team to provide updates and opinions on how to improve our role in the car selling experience for dealers.

Competition

The automotive retail industry is highly competitive and fragmented. Consumers use a variety of online and offline sources to research vehicle information, obtain vehicle pricing information and identify dealers. In addition, dealers use a variety of marketing channels to promote themselves to consumers.

Competition for consumer awareness

We compete to attract consumers directly to our TrueCar.com website and mobile applications primarily on the basis of the quality of the consumer experience; the breadth, depth and accuracy of information; brand awareness; and reputation.

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
Technology
We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. Consumers access this platform through the TrueCar branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications. Dealers access the platform through the software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. We use a combination of open source and licensed software running on optimized hardware.

We recently completed the replatforming of our technology infrastructure. As a result, the vast majority of our data processing and storage capabilities are cloud-based and sufficiently redundant. The completion of the replatforming project has also meaningfully facilitated the process of updating our software across our platforms and products. We have adopted a centralized approach to quality assurance and testing for our technology platform and all products aimed at enhancing consumer and dealer experiences while seeking to optimize availability, scalability, security and performance.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

At December 31, 2018, we had 36 U.S. issued patents, 29 pending U.S. patent applications, 8 issued foreign patents and 5 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks. We registered “TrueCar,” the TrueCar logo, various TRUE marks and other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for ALG and others in the United States and other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial to our competitive position.

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

Seasonality
Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. As our business is substantially dependent on the volume of car purchases in the United States, this seasonal trend has affected our business.
Regulatory Matters
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

In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association, or CNCDA, in the California Superior Court for the County of Los Angeles, which we refer to as the CNCDA Litigation. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. On July 20, 2015, we filed a demurrer to the complaint, which is a pleading that requests that the court dismiss the case. The plaintiffs subsequently amended their complaint, and on September 11, 2015, we filed a demurrer to the amended complaint. On December 7, 2015, the court granted our demurrer in its entirety, but afforded the CNCDA the opportunity to file a second amended complaint. The CNCDA filed a second amended complaint on January 4, 2016. The second amended complaint reiterated the claims in the prior complaints and added claims under theories based on the federal Lanham Act and California unfair competition law. On February 3, 2016, we filed a demurrer to the second amended complaint. On March 30, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, dismissing the Lanham Act claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On May 31, 2016, based on certain intervening developments in state law, the court announced that it would reconsider its March 30, 2016 order, and it invited the parties to file new briefs on the demurrer issues. On July 15, 2016, the court heard oral argument on reconsideration of the demurrer issues. On July 25, 2016, the court granted in part and denied in part our demurrer to the second amended complaint, just as it had done in its March 30, 2016 order. The litigation was previously scheduled for trial in August 2017. On April 3, 2017, the court indicated that the trial date would be postponed to a future date. On May 17, 2017, the court scheduled trial to begin on December 11, 2017. Prior to the commencement of trial, the parties entered into settlement negotiations, and on December 14, 2017, the parties entered into a binding settlement agreement to fully resolve the litigation. Under the settlement agreement, the litigation was dismissed with prejudice on December 21, 2017. In light of the resolution of this matter under the settlement agreement, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles by numerous dealers participating on the TrueCar platform, which we refer to as the Participating Dealer Litigation. Both as originally filed and as subsequently amended, the complaint in the Participating Dealer Litigation sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Neither the original nor amended complaint sought an award of money damages. On September 29, 2015, the plaintiffs voluntarily dismissed this lawsuit without prejudice, which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. If the Participating Dealer Litigation is re-filed at a later date or if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damage awards as a result.

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

In June 2017, we were named as a defendant in a putative class action filed by Kip Haas in the U.S. District Court for the Central District of California, which we refer to as the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of consumers defined as “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price” and “[a]ll consumers, who, between the applicable statute of limitations and the present, obtained a TrueCar ‘guaranteed’ price pertaining to a vehicle located at Riverside Mazda.” On or around October 23, 2017, the parties reached an agreement in principle to settle this matter on an individual (non-classwide) basis in exchange for the payment of an immaterial amount to Mr. Haas. On November 27, 2017, the parties entered into a binding settlement agreement on the same financial terms agreed to in principle on or around October 23, 2017. Thereafter, we fully satisfied the financial terms of the settlement agreement, under which the litigation was dismissed with prejudice on December 1, 2017. In light of the full resolution of this matter pursuant to the settlement agreement, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In order to operate in this highly-regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of the dealers in our dealer network could be challenged. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, our business or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

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

     Our efforts to design products and services in a manner that appropriately manages the regulatory compliance risk for our business and our participating dealers are complicated by the fact that the related automotive sales and marketing laws vary from state to state, and even within a given state are frequently susceptible to multiple interpretations. These laws were generally developed decades before the emergence of the Internet, they are subject to significant revision or modification and the manner in which they should be applied to our business model is frequently open to question. As a practical matter, state automobile dealer associations often have considerable influence over the construction of these laws by the relevant state regulatory authorities. Accordingly, in addition to our dialogues with relevant state agencies, we interface on a regular basis with representatives from automobile dealer associations in order to take their views into account as we continually update our products and services. The specific manner in which we have designed our products and services in an effort to manage state regulatory compliance concerns for us and our network of TrueCar Certified Dealers is the result of extensive analysis, which has required the investment of substantial resources that we believe represents a valuable asset of our business. However, we cannot assure you that we will be able to successfully comply with current or future regulations to which our business may be subject.
Employees
At December 31, 2018, we had 773 full-time employees at locations in Santa Monica, Austin, Denver, San Francisco, and Boston as well as field employees in other locations throughout the United States. We also engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
We were incorporated in Delaware in February 2005 under our then-corporate name Zag.com Inc. and began business operations in April 2005. We completed our initial public offering in May 2014 and our common stock is listed on the Nasdaq Global Select Market under the symbol “TRUE.”

Available Information

Our Internet address is www.truecar.com. Our investor relations website is located at http://ir.truecar.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding our company that we file electronically with the SEC.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to Our Business and Industry
The growth of our business relies significantly on our ability to grow and optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers and increase the representation of high-volume brands in our network such that we are able to increase the number of transactions between our users and TrueCar Certified Dealers, as well as our ability to manage dealer churn and increase dealer subscription rates. Failure to do so would limit our growth.
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

As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and our business has sometimes been viewed in a negative light by car dealerships. Although we have taken steps intended to improve our relationships with, and reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

Further, in the year ended December 31, 2018, approximately 35% of our unit volume was subject to pay-per-sale billing arrangements, with the remaining units being subject to subscription billing arrangements. If the number of TrueCar Certified Dealers on subscription billing arrangements continues to increase relative to those on a pay-per-sale billing model, the growth of our business could become more dependent on our ability to increase dealer subscription rates, as rising unit volumes at dealers on subscription billing arrangements do not automatically result in higher revenues. If we are unable to convince subscription-based dealers of our value proposition, we could be unable to increase dealer subscription rates even if our unit volume increases, which could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
We cannot assure you that we will expand our network of TrueCar Certified Dealers in a manner that provides a sufficient number of dealers by brand and geography for our unique visitors, or that we will be able to increase dealer subscription rates, and failure to do so would limit our growth.

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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. Similarly, in 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2018 our franchise dealer count was 12,674.
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

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships and we could lose a significant number of dealers in our network. In May 2015, the California New Car Dealers Association filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information on this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.

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

If we are unable to provide a compelling car-buying experience to our users, the number of transactions between our users and TrueCar Certified Dealers, and the number of TrueCar Certified Dealers, could decline, and our revenue and results of operations would suffer harm.
The user experience on our company-branded platform on the TrueCar website has evolved since its launch in 2010, but has not changed dramatically. We cannot assure you that we will be able to provide a compelling car-buying experience to our users, and our failure to do so could mean that the number of transactions between our users and TrueCar Certified Dealers may decline and we would be unable to effectively monetize our user traffic. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
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

•	our access to a sufficient amount of data to enable us to provide relevant pricing information to consumers; and

•	our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
If the quality of the leads we provide to TrueCar Certified Dealers declines, our unit volume could decrease and TrueCar Certified Dealers could lose faith in our value proposition and choose to leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.

Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or pay us a fee per vehicle sold to our users introduced to them through our platform. The quality of these leads is an important variable in the success of our business and depends on many factors, including the attractiveness of our car-buying experience and the efficiency of the algorithm that matches our users with TrueCar Certified Dealers, among others. If our lead quality declines, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. If any of these things occur, our revenues could be reduced and our results of operations and business could be harmed.

Changes to management, including turnover of our top executives, could have an adverse effect on our business.

The loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find an adequate replacement on a timely basis, or at all. Although we have entered into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense and we face significant competition in hiring and retaining them and difficulties in attracting them to move to the Los Angeles area, where our headquarters are located and the cost of living is high. In addition, we expect to face increasing competition for technical talent within Southern California as the “Silicon Beach” area of Los Angeles County continues to develop. We are also limited in our ability to recruit internationally by domestic immigration laws.

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of our stock-based incentive awards does not materialize, if our stock-based compensation is otherwise not viewed as a valuable benefit or if our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. Our ability to attract, retain and motivate employees could also be adversely affected by stock price volatility. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

Our growth in prior years may not be indicative of our future growth, and we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $353.6 million in 2018. However, our rate of revenue growth declined from 2017 to 2018 and may continue to be lower than it has been in past periods. In addition, our future revenue growth is dependent on our ability to:

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

•	grow the revenue we derive from car manufacturer incentive programs;

•	increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•	increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar branded mobile applications;

•	further improve the quality of our existing products and services, and introduce high quality new products and services; and

•	introduce third-party ancillary products and services, including by integrating acquired companies like DealerScience and their products and services into our business.
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

•	strategic partnerships, investments and acquisitions; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.
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

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the states in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users that obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collection of the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.

We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since inception. We had an accumulated deficit of $373.5 million at December 31, 2018 and we experienced a net loss of $28.3 million in 2018. From time to time in the past, we have made significant investments in our operations which have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. These expenses have increased now that we are no longer an “emerging growth company.” For more information on our loss of “emerging growth company” status, refer to the risk factor below: “We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.” As a result of these increased expenditures, we will need to generate and sustain increased revenue to achieve and maintain profitability.
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
A significant change to our relationships with affinity group marketing partners may have a negative effect on our business in other ways. For example, the termination by an affinity group marketing partner of our relationship may create the perception that our products and services are no longer beneficial to the members of affinity groups or a more general negative association with our business. In addition, a termination by an affinity group marketing partner may result in the loss of the data they provided to us about automobile transactions. This loss of data may decrease the quantity and quality of the information that we provide to consumers and may also reduce our ability to identify transactions for which we can invoice dealers. If our relationships with affinity group marketing partners change, our business, revenue, operating results and prospects may be harmed.

The failure to attract significant manufacturers to participate in our car manufacturer incentive programs, or to induce significant manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In 2018 and 2017, respectively, we derived approximately 8.5% and 7.2% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may be episodic and is subject to non-renewal by the manufacturer. If we are unable to induce the manufacturers with which we currently have relationships to continue their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

Any adverse change in our relationship with United Services Automobile Association, or USAA, could harm our business.

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2018, 271,830 units, representing 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased by our users from TrueCar Certified Dealers through the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At December 31, 2018, USAA beneficially owned 9,042,990 shares, which represented 8.6% of our outstanding common stock.
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

If we are not successful in increasing the number of dealers participating in our automotive trade-in program, scaling it to a nationwide offering and expanding its geographic coverage, providing a compelling value proposition to consumers using our TrueCar Trade product, monetizing that product or integrating it into our consumer experience, our business and prospects could be adversely affected.

We believe that our TrueCar Trade product is a vital element of our effort to build out an end-to-end consumer experience, and we recently entered into a 10-year commercial partnership with Accu-Trade to replace our trade-in pilot program. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our TrueCar Trade product, and our business and prospects, could be adversely affected.

Further, the TrueCar Trade product is a relatively new offering. We cannot guarantee that the results we obtained during our pilot program can be replicated on a larger scale as we offer the product more broadly. If we are not able to increase the number of dealers who offer the TrueCar Trade product, scale it to a nationwide offering and expand its geographic coverage, provide a compelling value proposition to consumers who use the product, successfully monetize it or integrate it into our consumer experience, that failure would negatively impact our business, revenue, operating results and prospects.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that the TrueCar website and our TrueCar-branded mobile applications represent an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $213.4 million on sales and marketing during 2018.
Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Our revenue growth has been highly influenced by marketing expenditures. In part because of our increasing reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.

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

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car-buying site we maintain for them can affect, and have from time to time in the past affected, the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to de-emphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

Failure to increase our revenue, or to reduce our sales and marketing expense or our technology and development expense as a percentage of revenue, would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including via television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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

In July 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles by numerous dealers participating on the TrueCar platform, which we refer to as the Participating Dealer Litigation. The complaint, as subsequently amended, sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. In September 2015, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date. For more information concerning this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In March 2018, Leon Milbeck filed a putative securities class action complaint in the U.S. District Court for the Central District of California naming us and one of our former officers as defendants, which we refer to as the Milbeck Federal Securities Litigation. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Securities Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. We believe that the amended complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may acquire or invest in other businesses, products or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and we may not be able to successfully or efficiently integrate our acquisitions.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry, as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of or investment in complementary businesses and technologies rather than through internal development, such as our acquisition of DealerScience in December 2018 and our investment in Accu-Trade in February 2019. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or investments.

The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate acquired businesses, products and technologies is unproven. We may be required to make substantial investments of resources to support our acquisitions, which would result in significant ongoing operating expenses and could divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Additionally, strategic investments in and partnerships with other businesses expose us to the risk that we may not be able to control the operations of those businesses, which could decrease the benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments may encounter financial difficulties that could lead to disruption of their activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity.

The risks we face in connection with our acquisitions and investments include:

•	diversion of management time and focus from operating our business to addressing acquisition integration or investment management challenges;

•	additional operating losses and expenses of the business we acquired or in which we invested;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired business’s users to our website and mobile applications;

•	retention of employees from the acquired business;

•	cultural and other challenges associated with integrating employees from the acquired business into our organization;

•	integration of the acquired business’s accounting, management information, human resources, legal and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•
potential write-offs of intangibles or other assets acquired in acquisitions or similar transactions, or write-downs of investments, that may have an adverse effect our operating results in a given period;

•	the risks associated with the businesses, products or technologies we acquired or invested in, which may differ from or be more significant than the risks our business faces;

•
liability for the activities, products or services of the business we acquired or invested in, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•
litigation or other claims in connection with the business, product or technology we acquired or invested in, including claims from terminated employees, consumers, former stockholders or other third parties.

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

We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website, both through organic search results and the purchase of car-related keywords. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow, our user base could decline or we could attract a less in-market user base. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.

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

Our platform must integrate with a variety of web browsers and operating systems, both on desktop computers and mobile devices, that are developed by others, and our business is dependent on our ability to maintain our platform’s functionality and deliver a compelling consumer experience across those browsers and operating systems.

We interact with users through our Internet-based platform, which is designed to operate on a variety of network, hardware and software platforms that are developed by others and over which we have no control, including the numerous web browsers and operating systems that consumers use to access the Internet, both on desktop computers and mobile devices. As a result, we need to continuously modify and enhance our platform to keep pace with consumers’ evolving expectations and changes in network, hardware, software, communication and browser technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, or otherwise to provide a compelling consumer experience across each of the devices and browsers that consumers prefer to use, our platform could become obsolete or otherwise attract fewer users, which could adversely impact our revenues, business and operating results.

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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference. Effective June 11, 2018, however, the FCC repealed the net neutrality rules, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to those initially adopted by the FCC. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of ongoing legal challenges.

We cannot predict the outcome of those challenges or whether other states or the United States Congress will respond to the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

As we introduce new offerings, such as DealerScience’s digital retailing tools and our TrueCar Trade product, or enhance existing products and services on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.

In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with a large vehicle wholesaler we have incurred $5.0 million in license fees and revenue share costs. We incurred $2.6 million in such license fees and revenue share costs in the year ended December 31, 2018.

In addition, we may not successfully demonstrate the value of these expanded or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.

We may make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we recently completed a long-term replatforming of our technology platform that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, we plan to introduce a product experience that would allow our users more control over when their contact information is provided to dealers. Although we believe that this experience will ultimately improve our product and yield long-term financial benefits, in the short-term it could result in less revenue as our traditional product monetizes fewer users, and it could ultimately be unsuccessful. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyberattacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks) and general hacking have become more prevalent in our industry, have occurred on our systems in the past and are likely to occur on our systems in the future. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems or result in financial harm to us. Our efforts to protect our data or the data we receive could also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor or vendor error or malfeasance; government surveillance; or other threats. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. Cyberattacks continue to evolve in sophistication and volume and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may need to expend significant resources in protecting against or remediating security breaches and cyberattacks.

In addition, some of our third-party partners, including developers, third-party partners and OEM partners, may receive or store information that we or our users provide. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. Such incidents or our efforts to remediate those incidents could have a material and adverse effect on our business, reputation or financial results.

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

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, a new data protection law took effect in Colorado on September 1, 2018, and on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Act. The California Act, which takes effect on January 1, 2020 but contains a “lookback” to January 1, 2019, will impose sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unencrypted personal information. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these state-level enactments.

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

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of that software to store, retrieve, process and manage substantial amounts of data. The software on which we rely has contained, and may in the future contain, undetected errors, bugs or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for consumers, dealers and partners who use our products, delay product introductions or enhancements, result in targeting, measurement or billing errors, compromise our ability to protect the data of consumers, dealers and partners and our intellectual property or lead to reductions in our ability to provide some or all of our products and services. In addition, any errors, bugs, vulnerabilities or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. As our consumer base and the number of TrueCar Certified Dealers continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy their needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification and scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.

Any errors, defects, disruptions or other performance or reliability problems with our network operations, or with the services we receive from third-party network infrastructure providers, could cause interruptions in access to our products and could harm our reputation, business, operating results and financial condition.

We rely on Amazon Web Services for the vast majority of our computing, storage, bandwidth and other services. Any disruption of or interference with our use of the Amazon Web Services operation would negatively affect our operations and seriously harm our business.

Amazon provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service, and we currently run the vast majority of our computing on Amazon Web Services.

Any transition of the cloud services currently provided by Amazon Web Services to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have built our software and computer systems to use computing, storage capabilities, bandwidth and other services provided by Amazon, some of which do not have a readily available alternative in the market. Given this, any significant disruption of or interference with our use of Amazon Web Services would negatively impact our operations and our business would be seriously harmed.

If our users or partners are not able to access our products and services through Amazon Web Services or encounter difficulties in doing so, we may lose customers, TrueCar Certified Dealers, partners and revenue. The level of service provided by

Amazon Web Services or similar providers may also impact the usage of and our customers’, TrueCar Certified Dealers’ and partners’ satisfaction with us. If Amazon Web Services or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Amazon or similar providers.

Our relationship with Amazon is governed by a short-term agreement and we cannot guarantee that Amazon will not terminate our relationship or that we will continue to have access to Amazon Web Services on commercially reasonable terms. Amazon may take actions beyond our control that could seriously harm our business, including limiting our access to its Amazon Web Services platform, increasing pricing terms, establishing more favorable relationships or pricing terms with one or more of our competitors and modifying or interpreting its terms of services or other policies in a manner that adversely affects our ability to run our business and operations.

Amazon has broad discretion to change and interpret its terms of service and other policies with respect to us, and those actions may be unfavorable to us. Amazon may also alter how we are able to process data on the Amazon Web Services platform. If Amazon makes changes or interpretations that are unfavorable to us, our business could be seriously harmed. Additionally, any disruption of or interference with the use of Amazon Web Services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to Amazon’s systems or in the infrastructure that allows us to connect to them for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.

We are currently implementing a new enterprise resource planning, or ERP, software solution. If we do not successfully complete this project, our operations could be significantly disrupted.

We are currently implementing a new ERP software solution. This project could have a significant impact on our business processes, information systems and internal controls, and will require significant change management, investment in capital and personnel resources and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to a new ERP software solution, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business) and lost revenues. Difficulties in implementing a new ERP software solution could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations and financial condition.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, changing rules and regulations may increase our legal, accounting and financial compliance costs and make some activities more time consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Our compliance with applicable provisions of Section 404 of the Sarbanes-Oxley Act relating to management assessment of internal controls requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We had goodwill and intangible assets of $96.8 million at December 31, 2018. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.
If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We had federal net operating loss carryforwards of approximately $404.0 million and state net operating loss carryforwards of approximately $255.1 million at December 31, 2018. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2019, respectively. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. At December 31, 2018, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.
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

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, on June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although we believe that the Wayfair decision is unlikely to have a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.

Catastrophic events or geopolitical conditions could disrupt our business.

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack or other catastrophic event could cause delays in providing our services or performing other critical functions. Our corporate headquarters, a majority of our employees and many of our essential business operations are located in the Los Angeles area, which is a seismically active region. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations and adversely affect our revenues and operating results.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending March 31, 2019, as well as the year ending December 31, 2019, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.
As of December 31, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 85% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the fiscal year ended December 31, 2018, the trading price of our common stock fluctuated from a low of $8.03 per share to a high of $14.55 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	the failure of securities analysts to maintain coverage of us, changes in financial estimates or recommendations by any securities analysts who follow our company;

•	our failure to meet our publicly-announced guidance of future operating results or otherwise to meet the expectations of securities analysts or investors in this regard;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	our ability to control costs, including our operating expenses;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of or investments in businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management;

•	conditions in the automobile industry; and

•	general economic conditions and slow or negative growth of our markets.
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

At December 31, 2018, approximately 104.3 million shares of our common stock were outstanding. In addition, as of December 31, 2018, there were 14.1 million shares underlying options and 5.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If we raise additional funds through the sale of equity or convertible debt securities, the issuance of the securities will result in dilution to our stockholders. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in the past, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid in the past. In addition, if we were to issue securities in connection with our acquisition of complementary businesses, products or technologies, our stockholders would also experience dilution.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 13.8 million shares (including vested options) as of December 31, 2018 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we otherwise agree, the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us under the Delaware General Corporation Law, our certificate of incorporation or our bylaws;

•	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or other agents, which may discourage lawsuits against us and our directors, officers, employees and other agents. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our principal offices in Santa Monica, California. We currently lease approximately 38,000 square feet at 120 Broadway in Santa Monica, under a lease that expires in December 2025, and approximately 34,000 square feet at 1401 Ocean Avenue in Santa Monica, under a lease that expires in 2029. We also lease approximately 38,000 square feet at 13215 Bee Cave Parkway in Austin, Texas, under a lease that expires in 2027. We maintain additional, collectively immaterial leased spaces in several other locations throughout the United States as well. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

Please refer to the disclosure under the heading “Legal Proceedings” in Note 6 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

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

Holders of Record

As of February 21, 2019, there were 114 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, any restrictions on paying dividends, including the current restriction on our ability to pay dividends under our credit facility, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.
Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from May 16, 2014 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on May 16, 2014 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
5/16/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 5/16/14 in stock or 4/30/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data at December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except share and per share amounts)
Revenues	$353,571	$323,149	$277,507	$259,838	$206,649
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(1):	31,154	28,227	25,167	23,657	17,513
Sales and marketing (1)	213,415	185,397	154,406	151,002	128,569
Technology and development (1)	61,348	59,070	53,580	48,021	36,563
General and administrative (1)	54,140	61,646	59,908	83,494	58,296
Depreciation and amortization	22,677	22,472	23,345	17,646	13,213
Total costs and operating expenses	382,734	356,812	316,406	323,820	254,154
Loss from operations	(29,163)	(33,663)	(38,899)	(63,982)	(47,505)
Interest income	3,314	1,260	376	107	59
Interest expense	(2,649)	(2,610)	(2,530)	(443)	(380)
Other income	—	—	—	13	37
Loss before income taxes	(28,498)	(35,013)	(41,053)	(64,305)	(47,789)
(Benefit from) / provision for income taxes	(177)	(2,164)	655	606	640
Net loss	$(28,321)	$(32,849)	$(41,708)	$(64,911)	$(48,429)
Net loss per share, basic and diluted (2) (3)	$(0.28)	$(0.35)	$(0.49)	$(0.79)	$(0.68)
Weighted average common shares outstanding, basic and diluted (2) (3)	102,149	94,865	84,483	81,914	70,837
Other Financial Information:
Adjusted EBITDA (4)	$32,890	$28,884	$15,039	$7,572	$10,884
Non-GAAP net income (loss) (5)	$11,055	$7,226	$(11,115)	$(11,016)	$(3,290)

(1)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Cost of revenue	$1,726	$1,105	$960	$792	$454
Sales and marketing	13,950	10,353	5,837	4,493	4,743
Technology and development	10,589	8,060	4,398	4,294	5,013
General and administrative	10,954	12,723	13,544	32,984	19,123
Total stock-based compensation expense	$37,219	$32,241	$24,739	$42,563	$29,333

(2)	See Note 12 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(3)	All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 2-for-3 reverse stock split, which was effected on May 2, 2014.

(4)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

(5)
Non-GAAP net income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income and a reconciliation of Non-GAAP net income, see “Non-GAAP Financial Measures.”

	At December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents	$196,128	$197,762	$107,721	$112,371	$147,539
Working capital	213,897	205,573	117,549	113,855	145,666
Property and equipment, net	61,511	70,710	66,941	71,390	30,731
Total assets	420,960	384,834	294,448	302,374	296,952
Lease financing obligation	22,987	29,129	28,833	26,987	6,093
Total stockholders’ equity	346,553	313,118	224,581	232,692	249,198

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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the cash costs to advance our claims in certain litigation, or the costs to defend ourselves in various complaints filed against us or to settle such litigation, which we expect to continue to be significant pending resolution of that litigation;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(28,321)	$(32,849)	$(41,708)	$(64,911)	$(48,429)
Non-GAAP adjustments:
Interest income	(3,314)	(1,260)	(376)	(107)	(59)
Interest expense	2,649	2,610	2,530	443	380
Depreciation and amortization	22,677	22,472	23,345	17,646	13,213
Stock-based compensation (1)	37,219	32,241	24,739	42,563	29,333
Warrant expense (reduction)	—	—	46	(803)	9,808
IPO-related expenses	—	—	—	—	3,717
Ticker symbol acquisition costs	—	—	—	—	803
Certain litigation costs (2)	2,157	7,967	960	6,171	2,270
Legal settlement (3)	—	—	—	—	(792)
Severance charges (4)	—	—	1,783	3,732	—
Lease exit costs (5)	—	(133)	3,065	2,232	—
(Benefit from) / provision for income taxes	(177)	(2,164)	655	606	640
Adjusted EBITDA	$32,890	$28,884	$15,039	$7,572	$10,884

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with a claim we filed against Sonic Automotive Holdings, Inc. (the “Sonic Litigation”), complaints filed by non-TrueCar dealers and the California New Car Dealers Association against us and certain securities and consumer class action lawsuits. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations, and based on the nature of the specific claims underlying the other excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims may be significant pending resolution.

(3)
The excluded amounts represent a non-recurring legal settlement in our favor. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
In 2016, we incurred severance costs of $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transitioned from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of that year. We also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of our office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Year Ended
	December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(28,321)	$(32,849)	$(41,708)	$(64,911)	$(48,429)
Non-GAAP adjustments:
Stock-based compensation (1)	37,219	32,241	24,739	42,563	29,333
Warrant expense (reduction)	—	—	46	(803)	9,808
IPO-related expenses	—	—	—	—	3,717
Ticker symbol acquisition costs	—	—	—	—	803
Certain litigation costs (2)	2,157	7,967	960	6,171	2,270
Legal settlement (3)	—	—	—	—	(792)
Severance charges (4)	—	—	1,783	3,732	—
Lease exit costs (5)	—	(133)	3,065	2,232	—
Non-GAAP net income (loss) (6)	$11,055	$7,226	$(11,115)	$(11,016)	$(3,290)

(1)	Includes stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

(2)
The excluded amounts relate to legal costs incurred in connection with the Sonic Litigation, complaints filed by non-TrueCar dealers and the California New Car Dealers Association against us and securities and consumer class action lawsuits alleging that our business model violates applicable law. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. We do not believe significant trademark litigation like the Sonic Litigation is reflective of a trend in our underlying operations, and based on the nature of the specific claims underlying the other excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims may be significant pending resolution.

(3)
The excluded amounts represent a non-recurring legal settlement in favor of the Company. We believe excluding the impact of this non-recurring legal settlement is appropriate to facilitate period-to-period operating performance comparisons.

(4)
In 2016, we incurred severance costs of $1.3 million related to a reorganization of our product and technology teams to better align our resources with business objectives as we transition from multiple software platforms to a unified architecture. In addition, we incurred severance costs of $0.5 million related to an executive who terminated during 2016. In 2015, we incurred severance costs of $3.4 million for executive-level employees who terminated during the second half of that year. We also incurred $0.3 million of related recruiting fees for the placement of our new CEO in the fourth quarter of 2015. We believe excluding the impact of these terminations from 2016 and 2015 is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(6)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets for all periods shown.

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

Further, our subsidiary, TCDS, provides our TrueCar Trade product, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. In addition, through TCDS, we act as an agent and in such capacity offer products and services developed by DealerSync, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.

Additionally, in December 2018, we acquired DealerScience, which, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience from shopping to showroom.

During the year ended December 31, 2018, we generated revenues of $353.6 million and recorded a net loss of $28.3 million.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2018	2017	2016
Average Monthly Unique Visitors	7,520,734	7,380,838	7,004,863
Units (1)	1,005,029	952,834	806,953
Monetization	$333	$319	$322
Franchise Dealer Count	12,674	12,142	11,151
Independent Dealer Count	3,655	2,979	2,597

(1)
We issued full credits of the amount originally invoiced with respect to 23,885, 21,835, and 19,021 units during the years ended December 31, 2018, 2017, and 2016, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

The number of average monthly unique visitors remained relatively consistent at approximately 7.5 million for the year ended December 31, 2018 as compared to approximately 7.4 million for the year ended December 31, 2017.

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

On occasion, we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in most cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error.

The number of units increased 5.5% to 1,005,029 for the year ended December 31, 2018 from 952,834 for the year ended December 31, 2017. We attribute this growth in units to the effectiveness of our marketing activities, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. For the years ended December 31, 2018 and December 31, 2017, our monetization was $333 and $319 per unit, respectively. The increase in monetization was primarily a result of pricing optimization across our dealer network and growth in OEM incentives revenue. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including OEM incentive programs.

Franchise Dealer Count

We define franchise dealer count as the number of franchise dealers in the network of TrueCar Certified Dealers who participate in our Auto Buying Program at the end of a given period. This number is calculated by counting the number of brands of new cars sold at each individual location, or rooftop, regardless of the size of the dealership that owns the rooftop. The network is comprised of dealers with a range of unit sales volume per dealer, with dealers representing certain brands consistently achieving higher than average unit sales volume. We view our ability to increase our franchise dealer count, particularly dealers representing high volume brands, as an indicator of our market penetration and the likelihood of converting users of our platform into unit sales. Our TrueCar Certified Dealer network includes independent non-franchised dealers that primarily sell used cars and are not included in franchise dealer count.

Our franchise dealer count increased to 12,674 at December 31, 2018 from 12,142 at December 31, 2017 and 11,151 at December 31, 2016. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.

Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers who participate in our Auto Buying Program at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count increased to 3,655 at December 31, 2018 from 2,979 at December 31, 2017 and 2,597 at December 31, 2016.

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

We report our financial results as one operating segment, with three distinct service offerings: Dealer products and services, OEM incentives, and forecasts, consulting and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our dealer, OEM incentives and forecasts, consulting and other offerings in order to gain more depth and understanding of the factors driving our business.

Components of Operating Results

Revenues

Our revenues are comprised of dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue.

Dealer.     Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade, DealerSync, and DealerScience.

Auto Buying Program revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees either on a per-vehicle basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into several types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales, which we refer to as guaranteed-sales subscriptions, and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions, which we refer to as guaranteed-introductions subscriptions.

Under flat-rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of sales made to users of our platform by the dealer.

Under guaranteed-sales subscription arrangements, fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the dealer. If the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. As of January 1, 2019, we no longer offer guaranteed sales subscription arrangements in California, and we transferred all California dealers from this billing method to flat-rate subscription arrangements before that date.

Certain of our subscription arrangements are charged based on volume of introductions provided while other introduction-based subscription arrangements operate under a guaranteed-introductions model. Under guaranteed-introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. If the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees.

For guaranteed-sales and guaranteed-introductions subscription arrangements, fees are charged based on the lesser of (i) the actual number of sales generated or introductions delivered through our platform during the subscription period multiplied by the contracted price per sale/introduction or (ii) the guaranteed number of sales or introductions multiplied by the contracted price per sale/introduction.

TrueCar Trade revenue consists of dealers who pay monthly subscription fees that vary depending on the level of trade service selected. Depending on their subscription terms, some dealers pay additional transaction fees for each vehicle purchased from a consumer that was introduced via TrueCar Trade.
DealerScience revenue and DealerSync revenue consist of monthly subscription fees paid by dealers for access to the DealerScience and DealerSync products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. DealerSync products and services include a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.
OEM Incentives. OEM incentives revenue consists of fees paid by automobile manufacturers, or OEMs, to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These OEMs pay us a subscription or per-vehicle fee for promotion of the incentive.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including data center costs; hosting fees; data processing costs required to deliver introductions to our network of TrueCar Certified Dealers; employee costs related to certain dealer operations and sales matching; employee and consulting costs related to delivering data and consulting services to our customers; and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statement of comprehensive loss.

Sales and Marketing. Sales and marketing expenses consist primarily of television, digital, and radio advertising; media production costs; affinity group partner marketing fees, which also include loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. See Part III, Item 13 “Certain Relationships, Related Party and Other Transactions — Strategic Partnerships — United Services Automobile Association” for a description of our arrangements with USAA. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs, which are expensed the first time the advertisement is aired.

Technology and Development. Technology and development expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; facilities costs; software costs; and costs associated with our product development, product management, research and analytics, and internal IT functions.

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

Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs, and leasehold improvements.

Interest Income. Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense. Interest expense primarily consists of interest on our built-to-suit lease financing obligations.

(Benefit from) / Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets as of December 31, 2018 and December 31, 2017 as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate. Our benefit for income taxes in 2018 primarily reflects a benefit due to a decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes in 2017 primarily reflects a benefit associated with the reduction in corporate rates and a decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes in 2016 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill.

We have accumulated federal net operating loss carryforwards of approximately $404.0 million and state net operating loss carryforwards of approximately $255.1 million at December 31, 2018.

See Note 11 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2018	2017	2016

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$353,571	$323,149	$277,507
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	31,154	28,227	25,167
Sales and marketing	213,415	185,397	154,406
Technology and development	61,348	59,070	53,580
General and administrative	54,140	61,646	59,908
Depreciation and amortization	22,677	22,472	23,345
Total costs and operating expenses	382,734	356,812	316,406
Loss from operations	(29,163)	(33,663)	(38,899)
Interest income	3,314	1,260	376
Interest expense	(2,649)	(2,610)	(2,530)
Loss before income taxes	(28,498)	(35,013)	(41,053)
(Benefit from) / provision for income taxes	(177)	(2,164)	655
Net loss	$(28,321)	$(32,849)	$(41,708)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2018	2017	2016
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	9	9	9
Sales and marketing	60	57	56
Technology and development	17	18	19
General and administrative	15	19	22
Depreciation and amortization	6	7	8
Loss from operations	(8)	(10)	(14)
Interest income	1	*	*
Interest expense	(1)	(1)	(1)
Loss before income taxes	(8)	(11)	(15)
(Benefit from) / provision for income taxes	*	(1)%	*
Net loss	(8)%	(10)%	(15)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2018, 2017 and 2016

Revenues

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Revenues
Dealer revenue	$304,596	$280,563	$240,466	8.6%	16.7%
OEM incentives revenue	30,012	23,277	19,050	28.9%	22.2%
Forecasts, consulting and other revenue	18,963	19,309	17,991	(1.8)%	7.3%
Total revenues	$353,571	$323,149	$277,507	9.4%	16.4%

Year ended December 31, 2018 compared to year ended December 31, 2017. The increase in our revenues of $30.4 million, or 9.4%, for 2018 as compared to 2017 primarily reflected the increase in our dealer revenue and OEM incentives revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 86.1%, 8.5%, and 5.4%, respectively, of revenues for 2018 as compared to 86.8%, 7.2%, and 6.0%, respectively, of revenues for 2017. The increase in transaction revenue (dealer revenue and OEM incentives revenue) for 2018 primarily reflected a 5.5% increase in units and a 4.4% increase in monetization. Forecasts, consulting and other revenue for 2018 remained materially consistent as compared to 2017. In 2019, we expect our year-over-year revenue to increase modestly as the result of our investments in dealer and OEM relationships, in consumer messaging and in our technology platform, which we believe will enable our business to continue to grow.

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in our revenues of $45.6 million, or 16.4%, for 2017 as compared to 2016 primarily reflected the increase in our dealer revenue and OEM incentives revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 86.8%, 7.2%, and 6.0%, respectively, of revenues for 2017 as compared to 86.6%, 6.9%, and 6.5%, respectively, of revenues for 2016. The increase in transaction revenue (dealer revenue and OEM incentives revenue) for 2017 primarily reflected a 18.1% increase in units. The 7.3% increase in forecasts, consulting and other revenue for 2017 as compared to 2016 is primarily due to revenue from the delivery of a large project in our ALG business in the first quarter of 2017.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$31,154	$28,227	$25,167	10.4%	12.2%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.8%	8.7%	9.1%

Year ended December 31, 2018 compared to year ended December 31, 2017. The increase in cost of revenue of $2.9 million, or 10.4%, for 2018 as compared to 2017 was primarily due to a $1.1 increase in employee-related costs associated with an increase in headcount, a $1.3 million increase in data and licensing costs, and a $0.6 million increase in stock-based compensation. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in cost of revenue of $3.1 million, or 12.2%, for 2017 as compared to 2016 was primarily due to costs associated with our TrueCar Trade pilot program with Accu-Trade, LLC that commenced in the second quarter of 2017.

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Sales and marketing expense	$213,415	$185,397	$154,406	15.1%	20.1%
Sales and marketing expense as a percentage of revenues	60.4%	57.4%	55.6%

Year ended December 31, 2018 compared to year ended December 31, 2017. The increase in sales and marketing expenses of $28.0 million, or 15.1%, for 2018 as compared to 2017 reflected a $17.4 million increase in partner marketing and revenue share paid to affinity marketing partners, a $5.3 million increase in salaries and employee related expenses primarily due to increased headcount, a $3.6 million increase in stock-based compensation, a $1.1 million increase in conference and travel-related expenses, a $0.9 million increase in branded media spend, and a $0.8 million increase in professional fees for outsourced services. These increases were partially offset by a $1.4 million decrease in creative production costs. We expect sales and marketing expenses to continue to increase in total dollar amount due to increased headcount to better serve dealers and OEMs, as well as increased affinity group marketing partner fees, media production costs, television and radio advertising, digital customer acquisition costs, and marketing programs as we grow our business.

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in sales and marketing expenses of $31.0 million, or 20.1%, for 2017 as compared to 2016 reflected a $12.3 million increase in salaries and employee-related expenses primarily due to increased headcount, a $10.3 million increase in revenue share paid to affinity marketing partners, a $4.5 million increase in stock-based compensation, a $2.7 million increase in conference and travel-related expenses, a $0.7 million increase in advertising costs, and a $0.6 million increase in facilities costs. These increases were partially offset by a $0.9 million decrease in professional fees for outsourced services.

Technology and Development Expenses

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Technology and development expenses	$61,348	$59,070	$53,580	3.9%	10.2%
Technology and development expenses as a percentage of revenues	17.4%	18.3%	19.3%
Capitalized software costs	$15,022	$15,573	$12,025	(3.5)%	29.5%

Year ended December 31, 2018 compared to year ended December 31, 2017. The increase in technology and development expenses of $2.3 million, or 3.9%, for 2018 as compared to 2017 is primarily due to an increase in stock-based compensation of $2.5 million and an increase in hosting costs of $1.2 million. These increases were partially offset by a $1.6 million decrease in employee-related expenses primarily due to decreased bonus expense.

Capitalized software costs decreased $0.6 million for 2018 as compared to 2017 primarily due to a decrease in the amount of purchased software of $0.5 million.

    We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

Year ended December 31, 2017 compared to year ended December 31, 2016. The increase in technology and development expenses of $5.5 million, or 10.2%, for 2017 as compared to 2016 is primarily due to an increase in stock-based compensation of $3.7 million, an increase in hosting costs of $1.1 million, an increase in facilities costs of $0.9 million, and an increase in professional fees of $0.4 million. These increases were partially offset by a decrease in severance costs of $1.6 million primarily related to a reorganization in our product and technology teams in the second quarter of 2016.

Capitalized software costs increased $3.5 million for 2017 as compared to 2016 primarily due to an increase in the amount of salaries capitalized for the development of internal use software of $1.9 million and an increase in the amount of capitalized third-party developer and software costs of $1.6 million.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
General and administrative expense	$54,140	$61,646	$59,908	(12.2)%	2.9%
General and administrative expense as a percentage of revenues	15.3%	19.1%	21.6%

Year ended December 31, 2018 compared to year ended December 31, 2017. General and administrative expenses decreased $7.5 million, or 12.2%, for 2018 as compared to 2017. The decrease is primarily due to a $4.0 million decrease in legal expenses, a $3.0 million decrease in employee-related expenses primarily due to decreased bonus expense and lower payroll taxes as a result of lower stock option activity in the current period, and a $1.8 million decrease in stock-based compensation. The decrease was partially offset by a $1.7 million increase in costs for consulting and outsourced services.

Year ended December 31, 2017 compared to year ended December 31, 2016. General and administrative expenses increased $1.7 million, or 2.9%, for 2017 as compared to 2016. The increase is primarily due to a $6.9 million increase in legal expenses. The increase was partially offset by a $4.0 million decrease in facilities costs primarily due to decreased lease-exit charges of $3.2 million, a $1.2 million decrease in salaries and employee-related expenses primarily due to decreased bonus expense, a $0.8 million decrease in stock-based compensation primarily driven by a reduction in compensation expense related to employees who terminated in 2016, and a $0.4 million decrease in consulting costs.

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Depreciation and amortization expenses	$22,677	$22,472	$23,345	0.9%	(3.7)%

Year ended December 31, 2018 compared to year ended December 31, 2017. Depreciation and amortization expenses increased $0.2 million, or 0.9%, for 2018 as compared to 2017. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Year ended December 31, 2017 compared to year ended December 31, 2016. Depreciation and amortization expenses decreased $0.9 million, or 3.7%, for 2017 as compared to 2016 due to lower capitalized software costs in 2016 than in 2015 that impacted depreciation and amortization of these assets in subsequent years.

Interest Income

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Interest income	(3,314)	(1,260)	(376)	163.0%	235.1%

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest income increased $2.1 million, or 163.0%, for 2018 as compared to 2017 primarily due to increases in average cash and cash equivalents balances and higher interest rates.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest income increased $0.9 million, or 235.1%, for 2017 as compared to 2016 primarily due to increases in average cash and cash equivalents balances and higher interest rates.

Interest Expense

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
Interest expense	$2,649	$2,610	$2,530	1.5%	3.2%

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest expense of $2.6 million in 2018 remained materially consistent as compared to 2017. Interest expense relates to interest incurred on our lease financing obligation for our Santa Monica leased office space and San Francisco leased office space. We expect interest expense to decrease in 2019 as we exited our San Francisco leased office space as of December 31, 2018, and with the adoption of the new leasing standard and the de-recognition of our lease financing obligation for our Santa Monica leased office space.

Year ended December 31, 2017 compared to year ended December 31, 2016. Interest expense increased $0.1 million, or 3.2%, for 2017 as compared to 2016. Interest expense relates to interest incurred on our lease financing obligation for our Santa Monica leased office space and San Francisco leased office space.

Benefit from / Provision for Income Taxes

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

	(dollars in thousands)
(Benefit from) / provision for income taxes	$(177)	$(2,164)	$655	91.8%	(430.4)%

Years ended December 31, 2018, December 31, 2017 and December 31, 2016. The benefit from income taxes for 2018 of $0.2 million is primarily due to a decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our benefit from income taxes for 2017 of $2.2 million included a $2.6 million impact from the change in tax law. Of that $2.6 million impact, $1.2 million resulted from the re-measurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled and $1.4 million resulted from the decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets. Our provision for income taxes in 2016 primarily reflected tax expense due to amortization of tax-deductible goodwill.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Average Monthly Unique Visitors	6,509,577	8,005,041	7,763,112	7,805,207	7,260,931	7,702,254	7,215,456	7,344,712
Units (1)	257,017	268,026	250,269	229,717	239,521	253,527	242,130	217,656
Monetization	$334	$331	$332	$334	$328	$306	$319	$324
Franchise Dealer Count (Ending)	12,674	12,549	12,368	12,205	12,142	12,286	12,204	11,734
Independent Dealer Count (Ending)	3,655	3,482	3,166	3,006	2,979	2,938	2,860	2,716

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017

	(in thousands)
Revenues:
Dealer revenue	$77,738	$79,250	$75,271	$72,337	$72,641	$73,402	$69,366	$65,154
OEM incentive revenue	8,208	9,456	7,927	4,421	6,038	4,124	7,837	5,278
Forecasts, consulting, and other revenue	5,128	4,880	4,652	4,303	4,454	4,914	4,616	5,325
Total revenues	91,074	93,586	87,850	81,061	83,133	82,440	81,819	75,757
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,213	7,737	7,752	7,452	7,617	7,088	7,130	6,392
Sales and marketing	55,952	57,031	52,014	48,418	47,899	48,383	46,933	42,182
Technology and development	14,715	15,345	15,694	15,594	15,953	15,357	14,131	13,629
General and administrative	13,135	14,030	13,494	13,481	17,612	14,993	15,413	13,628
Depreciation and amortization	5,869	5,992	5,641	5,175	4,955	5,765	5,668	6,084
Total costs and expenses	97,884	100,135	94,595	90,120	94,036	91,586	89,275	81,915
Loss from operations	(6,810)	(6,549)	(6,745)	(9,059)	(10,903)	(9,146)	(7,456)	(6,158)
Interest income	1,072	888	750	604	476	402	249	133
Interest expense	(664)	(662)	(662)	(661)	(655)	(654)	(652)	(649)
Loss before income taxes	(6,402)	(6,323)	(6,657)	(9,116)	(11,082)	(9,398)	(7,859)	(6,674)
(Benefit from) / provision for income taxes	(9)	(72)	(35)	(61)	(2,607)	121	201	121
Net loss	$(6,393)	$(6,251)	$(6,622)	$(9,055)	$(8,475)	$(9,519)	$(8,060)	$(6,795)
Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.09)	$(0.08)	$(0.10)	$(0.09)	$(0.08)
Other Financial Information (2):
Adjusted EBITDA	$8,123	$10,025	$8,730	$6,012	$7,459	$8,018	$7,357	$6,050
Non-GAAP net income (loss)	$2,671	$4,331	$3,212	$841	$4,932	$1,880	$1,085	$(671)

(1)
We issued full credits of the amount originally invoiced with respect to 7,121, 4,981, 5,371, 5,134, 5,511, 5,048, 5,571, and 5,705, units during the three months ended December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively. The number of units has not been adjusted downward to reflect units credited.

(2)
Adjusted EBITDA and Non-GAAP net income are not measures of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other measures derived in accordance with GAAP. For definitions of Adjusted EBITDA and Non-GAAP net income and a reconciliation of net loss to Adjusted EBITDA and Non-GAAP net income, see “Non-GAAP Financial Measures.”

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(6,393)	$(6,251)	$(6,622)	$(9,055)	$(8,475)	$(9,519)	$(8,060)	$(6,795)
Non-GAAP Adjustments:
Interest income	(1,072)	(888)	(750)	(604)	(476)	(402)	(249)	(133)
Interest expense	664	662	662	661	655	654	652	649
Depreciation and amortization	5,869	5,992	5,641	5,175	4,955	5,765	5,668	6,084
Stock-based compensation	8,903	10,247	8,972	9,097	9,580	9,908	6,846	5,907
Certain litigation costs (1)	161	335	862	799	3,827	1,491	2,299	350
Lease exit charges (2)	—	—	—	—	—	—	—	(133)
(Benefit from) / provision for income taxes	(9)	(72)	(35)	(61)	(2,607)	121	201	121
Adjusted EBITDA (3)	$8,123	$10,025	$8,730	$6,012	$7,459	$8,018	$7,357	$6,050

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against us and consumer class action lawsuits alleging that our business model violates applicable law. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims may be significant pending resolution.

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

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)
Net loss	$(6,393)	$(6,251)	$(6,622)	$(9,055)	$(8,475)	$(9,519)	$(8,060)	$(6,795)
Non-GAAP Adjustments:
Stock-based compensation	8,903	10,247	8,972	9,097	9,580	9,908	6,846	5,907
Certain litigation costs (1)	161	335	862	799	3,827	1,491	2,299	350
Lease exit charges (2)	—	—	—	—	—	—	—	(133)
Non-GAAP net income (3) (4)	$2,671	$4,331	$3,212	$841	$4,932	$1,880	$1,085	$(671)

(1)
The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against us and consumer class action lawsuits alleging that our business model violates applicable law. We believe the exclusion of these costs is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims may be significant pending resolution.

(2)
The excluded amounts represent updates to the initial estimate of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(3)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets for all periods shown.

(4)
Non-GAAP net income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $196.1 million.

We have incurred cumulative losses of $373.5 million from our operations through December 31, 2018, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts and costs related to acquisitions to further expand our product offerings. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. The credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at December 31, 2018. The amount available under the credit facility at December 31, 2018 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. See Note 7 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$24,833	$22,118	$2,768
Net cash used in investing activities	(43,190)	(19,809)	(16,639)
Net cash provided by financing activities	16,723	87,732	9,221
Net increase (decrease) in cash and cash equivalents	$(1,634)	$90,041	$(4,650)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing and advertising expenses. Our net loss has been significantly greater than cash used in or provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2018 was $24.8 million. This was primarily due to our net loss of $28.3 million, which, adjusted for non-cash items, including stock-based compensation expense of $37.2 million, depreciation and amortization expense of $22.7 million, and bad debt expense of $1.7 million, resulted in $33.6 million in cash from operations. Cash from operating activities was also affected by a $8.8 million decrease from changes in operating assets and liabilities, which primarily reflected an increase of $10.0 million in accounts receivable primarily related to increased revenues, a decrease of $2.2 million in accrued employee expenses primarily related to a decrease in accrued bonus, an increase of $2.0 million in prepaid expenses primarily due to an increase in prepaid marketing costs, and an increase in other assets of $1.6 million primarily related to a long-term prepaid expense. These were partially offset by an increase of $7.5 million in accounts payable primarily due to an increase in marketing fees payable to our affinity group partners and advertisers.

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

Investing Activities

Our investing activities consist primarily of cash paid for the acquisition of DealerScience and capital expenditures for capitalized software development costs and property and equipment.

Cash used in investing activities of $43.2 million for 2018 resulted primarily from $26.9 million of cash paid for an acquisition and $17.1 million of purchases of property and equipment, consisting of $13.5 million of investments in software, $2.0 million of investments in furniture, leasehold, and facility improvements, and $1.6 million of investment in computer hardware.

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

Financing Activities

Cash provided by financing activities of $16.7 million for 2018 reflects $19.8 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards of $3.0 million.

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

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2018:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations (1)	$62,596	$9,220	$15,861	$14,983	$22,532
Purchase obligations (2)	7,817	5,558	2,254	5	—
Contingent Consideration (3)	4,477		4,477	—	—
Total	$74,890	$14,778	$22,592	$14,988	$22,532

(1)	Lease obligations consist of various leases for office space and have not been reduced by minimum non-cancelable sublease rentals aggregating $3.5 million.

(2)
Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2018. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Contingent consideration as part of the DealerScience acquisition relates to the estimated earnout payments presented at their fair value. Estimated future, undiscounted earnout payments for DealerScience could range as high as $5 million as of December 31, 2018.

Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard replaces all pre-existing revenue recognition guidance under GAAP. We adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue guidance.
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition through the following steps:

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

Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade, DealerSync, and DealerScience.
Our Auto Buying Program revenue includes fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay us fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying Program users or under a subscription arrangement. Contracts are cancellable by the Dealer or us at any time. We do not provide significant dealer financing terms.
Our performance obligation to TrueCar Certified Dealers is the same for all payment types for our Auto Buying Program revenues: to provide Dealers with introductions to in-market consumers through the use of the TrueCar platform, so that those Dealers have the opportunity to sell vehicles to those consumers. Control transfers to Dealers upon delivery of introductions, which is the point at which we recognize revenue.
When a user decides to proceed with a vehicle purchase through us, the user provides his or her name, address, e-mail, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives us the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, we receive information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that made the sale. We also receive information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and we use this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.
Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, we recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, we use the expected value method based primarily on an analysis of historical introductions that result in vehicle sales and further validated by subsequent actual sales information. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided by us to the Dealer. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.
Pay-Per-Introduction. Under fee arrangements based on a pay-per-introduction billing model, revenue for the Auto Buying Program is recognized when introductions are delivered.
We also recognize revenue from Dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are also cancellable by the Dealer or us at any time. Subscription arrangements fall into three types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). For all subscription arrangements, we recognize the fees as revenue when introductions are delivered by allocating a portion of the monthly subscription fee to each delivered introduction. For guaranteed sales and guaranteed introduction subscriptions, the amount allocated is adjusted at the end of each month for any credits, as described below. Total revenue recognized in any given month remains unchanged from the old revenue standard for subscription arrangements.
Flat-Rate Subscription. Under flat-rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of introductions provided by us to the Dealer or sales made to users of our platform by the Dealer.
Guaranteed-Sales Subscription. Under guaranteed-sales subscription arrangements, monthly fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the Dealers to users of our platform is less than the number of guaranteed sales, we provide a credit to the Dealer. If the actual number of vehicles sold exceeds the number of guaranteed sales, we are not entitled to any additional fees. As of January 1, 2019, we no longer offer guaranteed sales subscription arrangements in California, and we transferred all California dealers from this billing method to flat-rate subscription arrangements before that date.
Guaranteed-Introductions Subscription. Under guaranteed-introductions subscription arrangements, monthly fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees.
TrueCar Trade. TrueCar Trade provides consumers with information on the value of their trade-in vehicles, while providing Dealers with introductions to these in-market consumers so that those Dealers have the opportunity to buy trade-in vehicles from those consumers. Dealers pay monthly subscription fees for access to TrueCar Trade that vary depending on the level of service selected. Depending on their subscription terms, some dealers pay additional transaction fees for each vehicle purchased from a consumer that was introduced through TrueCar Trade. Subscription fees are recognized on a monthly basis, while transaction fees for vehicles purchased by a Dealer are estimated and recognized at the point in time the introduction between the dealer and consumer occurs.
DealerScience and DealerSync. DealerScience and DealerSync revenues consist of monthly subscription fees paid by dealers for access to DealerScience’s and DealerSync’s products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. DealerSync products and services include a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business. Dealers pay monthly subscription fees for access to the software. Subscription fees are recognized on a monthly basis.

OEM Incentives Revenue

We enter into arrangements with OEMs to promote the sale of their vehicles primarily through the offering of additional consumer incentives. These manufacturers pay us a per-vehicle fee for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the old revenue standard, in years prior to 2018, we recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle occurred between the Auto Buying Program user and the dealer. Under the new revenue standard, our performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which we recognize revenue. We recognize revenue for the amount that we estimate we will be able to earn. To formulate this estimate, we use the expected value method based primarily on an analysis of historical incentive offers that result in vehicle sales and further validated by subsequent actual sales information. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.
Forecasts, Consulting and Other Revenues
We generate revenues from the sale of forecasts of lease residual value data for new and used leased automobiles, guidebooks, and consulting projects. Sales are principally made to vehicle manufacturers, vehicle financing companies, investment banks, automobile dealers, and insurance companies.
Forecasts and consulting project sales arrangements may include multiple promises to deliver goods and services, such as sale of lease residual forecasts from guidebooks and consulting projects. For revenue arrangements containing multiple promises to transfer goods or services, we first determine which of the goods or services are distinct and therefore separate performance obligations. If multiple distinct performance obligations are identified, the total transaction price for a contract is allocated to each performance obligation on a relative standalone selling price basis. In most cases, the goods and services we promise to deliver are sold on a stand-alone basis, which is determined to be the standalone selling price.
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
Allowances for Doubtful Accounts

We determine our allowance for doubtful accounts based on our historical write-off experience and specific circumstances that make it likely that recovery will not occur. We review the allowance for doubtful accounts periodically and assesses the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered.

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

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to the respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, and selection of discount rates. We engage the assistance of valuation specialists in arriving at fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in our consolidated statement of comprehensive loss.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

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

We test for goodwill impairment annually at December 31. During the years ended December 31, 2018, 2017, and 2016, there were no impairment charges recorded on our goodwill. We elected to conduct a quantitative goodwill assessment at  December 31, 2018. The fair value significantly exceeded the carrying value and, accordingly, we concluded that there was no impairment of goodwill.

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

Stock-Based Compensation

We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, consultants, and other service providers that can be settled in shares of our common stock. We estimate the grant-date fair value of option grants, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. For restricted stock units, we use the market value of our common stock on the date of grant to determine the fair value of the award. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards, which are recognized using the graded-vesting model.

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

•
Expected term.  We use the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain-vanilla share options.  For performance-based option awards and out-of-the-money option grants, we determine the expected term based upon historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior;

•
Expected volatility. As we do not have a significant trading history for our common stock, expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options. When making the selections of our comparable industry peers to be used in the volatility calculation, we considered potential peers’ sizes and operational and economic similarities to our principal business operations; and

•	Dividend yield. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
In 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including accounting for forfeitures. Companies have the choice to elect as an accounting policy whether to continue to estimate forfeitures or recognize forfeitures when they occur. As part of our early adoption of this guidance in 2016, we elected to account for forfeitures as they occur. Before 2016, in addition to the assumptions used in the Black-Scholes option-pricing model, we estimated a forfeiture rate to calculate the stock-based compensation for our awards. We evaluated the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine the estimates of our expected volatility and expected term, which could materially impact our future stock-based compensation expense.

At December 31, 2018 total remaining stock-based compensation expense for unvested awards was $88.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Since our initial public offering, we determine the fair value of our common stock based on the closing price as quoted on the Nasdaq Global Select Market of our common stock on the grant date.

Income Taxes

We use the liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. We determine deferred tax assets including net operating losses and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established to reduce net deferred tax assets to amounts that are more likely than not to be realized. We consider all available evidence, both positive and negative, in assessing the need for a valuation allowance. We have a full valuation allowance, and have concluded, based on the weight of all available evidence, that it is more likely than not that our net deferred tax assets will not be realized, primarily due to our historical net operating losses.

We use a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards could be materially impacted.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We do not believe that there is any material market risk exposure that would require disclosure under this Item 7A.

Interest Rate Risk

We had cash and cash equivalents of $196.1 million at December 31, 2018, which consist entirely of bank deposits and short-term money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2018, we had no borrowings under the credit facility.

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

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 appears in a separate section of this annual report on Form 10-K beginning on page F-1 and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and interim chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (ir.truecar.com) under “Corporate Governance – Documents and Charters.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	S-1	3.2	May 5, 2014
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Seventh Amended and Restated Investors’ Rights Agreement, dated November 22, 2013, by and among the Registrant and certain of its stockholders.		X	S-1	4.1	April 4, 2014
4.2	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.3	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and United Services Automobile Association.		X	S-1	4.16	May 5, 2014
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.3	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.4	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.5	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.6	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.		X	S-1	10.16	April 4, 2014
10.7	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.8	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.9	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.10	First Amendment to Third Amended & Restated Loan and Security Agreement, dated February 28, 2018, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.15	March 1, 2018
10.11	Second Amendment to Third Amended & Restated Loan and Security Agreement, dated December 6, 2018, by and between the Registrant, TrueCar Dealer Solutions, Inc., ALG, Inc. and Silicon Valley Bank.	X
10.12+
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
			X	S-1	10.21	May 5, 2014
10.13#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.14#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015
10.15#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.16#	Employment Agreement, dated November 16, 2015, by and between the Registrant and Chip Perry.		X	10-K	10.31	March 10, 2016
10.17#	Employment Agreement, dated June 30, 2015, by and between the Registrant and Neeraj Gunsagar.		X	10-K	10.33	March 1, 2017
10.18#	Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.		X	10-K	10.34	March 1, 2017
10.19#	Amendment to Employment Agreement, dated February 16, 2016, by and between the Registrant and Brian Skutta.		X	10-K	10.35	March 1, 2017
10.20#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.21#	Employment Agreement, dated August 3, 2017, by and between the Registrant and Michael Guthrie.		X	10-Q	10.1	August 9, 2017
10.22#	Employment Agreement, dated February 28, 2017, by and between the Registrant and Michael Darrow.		X	10-K	10.28	March 1, 2018
10.23#	Employment Agreement, dated August 18, 2015, by and between the Registrant and John Pierantoni.		X	10-Q	10.1	August 9, 2018
10.24#	Employment Agreement, dated January 12, 2017, by and between the Registrant and Robert T. McClung.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Schedules and exhibits to these exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K under the Exchange Act. The Company agrees to furnish supplementally a copy of any omitted schedules and exhibits to the SEC upon request, but reserves the right to request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any schedule or exhibit so furnished.
# Indicates a management contract or compensatory plan.
+ Portions of this exhibit have been granted confidential treatment by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on March 1, 2019.

TRUECAR, INC.
By:	/s/ Chip Perry
Chip Perry
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Pierantoni and Jeff Swart, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chip Perry	President, Chief Executive Officer and Director	March 1, 2019
Chip Perry	(Principal Executive Officer)

/s/ John Pierantoni	Interim Chief Financial Officer & Chief Accounting Officer	March 1, 2019
John Pierantoni	(Principal Financial Officer & Principal Accounting Officer)

/s/ Robert Buce	Director	March 1, 2019
Robert Buce

/s/ Christopher Claus	Director	March 1, 2019
Christopher Claus

/s/ John Krafcik	Director	March 1, 2019
John Krafcik

/s/ Erin Lantz	Director	March 1, 2019
Erin Lantz

/s/ Philip McKoy	Director	March 1, 2019
Philip McKoy

/s/ John Mendel	Director	March 1, 2019
John Mendel

/s/ Wesley Nichols	Director	March 1, 2019
Wesley Nichols

/s/ Ion Yadigaroglu	Director	March 1, 2019
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
    As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$196,128	$197,762
Accounts receivable, net of allowances of $3,382 and $3,030 at December 31, 2018 and 2017, respectively (includes related party receivables of $349 and $169 at December 31, 2018 and 2017, respectively)	47,760	39,169
Prepaid expenses	7,468	5,475
Other current assets	4,103	1,145
Total current assets	255,459	243,551
Property and equipment, net	61,511	70,710
Goodwill	73,311	53,270
Intangible assets, net	23,451	15,912
Other assets	7,228	1,391
Total assets	$420,960	$384,834
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $5,039 and $3,200 at December 31, 2018 and 2017, respectively)	$26,305	$18,620
Accrued employee expenses	4,349	6,568
Accrued expenses and other current liabilities (includes related party accrued expenses of $218 and $52 at December 31, 2018 and 2017, respectively)	10,908	12,790
Total current liabilities	41,562	37,978
Deferred tax liabilities	568	812
Lease financing obligation, net of current portion	22,987	29,129
Other liabilities	9,290	3,797
Total liabilities	74,407	71,716
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2018 and 2017, respectively; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2018 and 2017, respectively; 104,337,508 and 100,428,656 shares issued and outstanding at December 31, 2018 and 2017, respectively	10	10
Additional paid-in capital	720,025	664,192
Accumulated deficit	(373,482)	(351,084)
Total stockholders’ equity	346,553	313,118
Total liabilities and stockholders’ equity	$420,960	$384,834

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended
	December 31,
	2018	2017	2016
Revenues	$353,571	$323,149	$277,507
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	31,154	28,227	25,167
Sales and marketing (includes related party expenses of $22,128, $16,531, and $13,910, for the years ended December 31, 2018, 2017, and 2016, respectively)	213,415	185,397	154,406
Technology and development	61,348	59,070	53,580
General and administrative	54,140	61,646	59,908
Depreciation and amortization	22,677	22,472	23,345
Total costs and operating expenses	382,734	356,812	316,406
Loss from operations	(29,163)	(33,663)	(38,899)
Interest income	3,314	1,260	376
Interest expense	(2,649)	(2,610)	(2,530)
Loss before income taxes	(28,498)	(35,013)	(41,053)
(Benefit from) / provision for income taxes	(177)	(2,164)	655
Net loss	$(28,321)	$(32,849)	$(41,708)
Net loss per share, basic and diluted	$(0.28)	$(0.35)	$(0.49)
Weighted average common shares outstanding, basic and diluted	102,149	94,865	84,483
Other comprehensive loss:
Comprehensive loss	$(28,321)	$(32,849)	$(41,708)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock			Accumulated deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2015	83,016,735	$8	$508,584	$(275,900)	$232,692
Cumulative-effect of accounting change adopted as of January 1, 2016	—	—	627	(627)	—
Net loss	—	—	—	(41,708)	(41,708)
Stock-based compensation	—	—	25,751	—	25,751
Issuance of warrants relating to marketing agreements	—	—	46	—	46
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,142,792	1	7,799	—	7,800
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(32,849)	(32,849)
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,150,000	—	17,398	—	17,398
Stock-based compensation	—	—	33,648	—	33,648
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	13,119,129	1	70,339	—	70,340
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(28,321)	(28,321)
Stock-based compensation	—	—	39,109	—	39,109
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,908,852		16,724	—	16,724
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(28,321)	$(32,849)	$(41,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,661	22,391	23,169
Deferred income taxes	(244)	(2,182)	581
Bad debt expense and other reserves	1,688	1,385	1,285
Stock-based compensation	37,219	32,241	24,739
Common stock warrant expense	—	—	46
Non-cash interest expense on lease financing obligation	332	370	396
Write-off and loss on disposal of fixed assets	311	194	474
Changes in operating assets and liabilities:
Accounts receivable	(10,039)	(3,687)	(4,391)
Prepaid expenses	(1,964)	569	4
Other current assets	87	765	(846)
Other assets	(1,644)	162	(613)
Accounts payable	7,543	4,803	(4,552)
Accrued employee expenses	(2,177)	(2,683)	1,152
Accrued expenses and other current liabilities	(642)	(479)	1,531
Other liabilities	23	1,118	1,501
Net cash provided by operating activities	24,833	22,118	2,768
Cash flows from investing activities
Purchase of property and equipment	(17,099)	(19,809)	(16,639)
Cash received from lease financing obligation exit	800	—	—
Cash paid for acquisition, net of cash acquired	(26,891)	—	—
Net cash used in investing activities	(43,190)	(19,809)	(16,639)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	—	17,398	—
Repurchase of common stock option awards	—	—	(100)
Proceeds from exercise of common stock options	19,757	73,543	9,112
Taxes paid related to net share settlement of equity awards	(3,034)	(3,209)	(1,312)
Proceeds from financing obligation drawdown	—	—	1,521
Net cash provided by financing activities	16,723	87,732	9,221
Net (decrease) increase in cash and cash equivalents	(1,634)	90,041	(4,650)
Cash and cash equivalents at beginning of period	197,762	107,721	112,371
Cash and cash equivalents at end of period	$196,128	$197,762	$107,721

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,323	$2,099	$2,133
Income taxes	30	43	82

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	1,890	1,407	1,012
De-recognition of leased facility asset and lease financing obligation	6,889	—	—
Recognition of warrant asset and related liability	1,231	—	—
Contingent consideration recognized for acquisition	4,477	—	—
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	312	1,980	1,078

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TrueCar, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries ALG, Inc., TrueCar Dealer Solutions, Inc. and DealerScience, LLC are collectively referred to as “TrueCar” or the “Company”; ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Through our subsidiary TCDS, we provide our TrueCar Trade product, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. In addition, through TCDS, we act as an agent for DealerSync, Inc. (“DealerSync”) and in that capacity offer dealers its products and services, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.

Additionally, in December 2018, we acquired DealerScience, which, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience from shopping to showroom.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of a warrant asset and the related liability, the fair value of assets and liabilities assumed in business combinations, the fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of its capitalized facility leases, the fair values of assets and liabilities assumed in business combinations, the fair value of the warrant asset and related liability, and in periods prior to the Company’s initial public offering, valuation of common stock.
Segments
The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue (Note 3). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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
Fair Value Methods
Fair value is based on quoted market prices, if available. If listed prices or quotes are not available, fair value is based on internally-developed models that primarily use market-based or independently sourced market parameters as inputs.
For assets and liabilities measured at fair value, the following section describes the valuation methodologies, key inputs, and significant assumptions.
Cash equivalents, consisting primarily of money market instruments and debt securities, represent highly liquid investments with maturities of three months or less at purchase. Generally, market prices are used to determine the fair value of money market instruments and debt securities.
The carrying amounts of cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these items. The fair value of the Company’s revolving line of credit approximates carrying value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
Certain assets, including the warrant asset, long-lived assets, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2018, 2017, and 2016, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
The Company recorded a contingent consideration liability upon the acquisition of DealerScience in 2018 (Note 4). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the probability-adjusted discounted cash flow method. Because the DealerScience purchase agreement makes payment of the contingent consideration contingent on achievement of certain revenue milestones, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those milestones and discount rates. Significant increases or decreases in the probabilities of achieving the milestones would result in a significantly higher or lower fair value measurement, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2018 and 2017 by level within the fair-value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2018				At December 31, 2017
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$192,207	$—	$—	$192,207	$195,584	$—	$—	$195,584
Total Assets	$192,207	$—	$—	$192,207	$195,584	$—	$—	$195,584

Liabilities:
Contingent consideration, non-current	$—	$—	$4,477	$4,477	$—	$—	$—	$—
Total Liabilities	$—	$—	$4,477	$4,477	$—	$—	$—	$—

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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2018, 2017, and 2016. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2018 and 2017.
The Company’s single largest source of unique visitors and unit sales from affinity group marketing partners comes from its relationship with United Services Automobile Association (“USAA”), a related party (Note 14). Changes in the Company’s relationship with USAA and its promotion and marketing of the Company’s Auto Buying Programs may have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
Accounts Receivable, Allowance for Doubtful Accounts, and Sales Allowances
The Company extends credit in the normal course of business to its customers and performs credit evaluations on a case-by-case basis. The Company does not obtain collateral or other security related to its accounts receivable.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts receivable are recorded based on the amount due from the customer and do not bear interest. The Company reduces accounts receivable for sales allowances and its allowance for doubtful accounts. For contract assets, the Company records the assets net of sales allowances and an allowance for doubtful accounts, which are estimated in the same manner as for accounts receivable balances.
The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its network of dealers. Sales allowances relate primarily to credits issued where a dealer claims that an introduction was previously identified by the dealer from a source other than the Company. While the dealer is contractually obligated to pay the invoice, the Company may issue a credit against the invoice to maintain overall dealer relations. In assessing the adequacy of its sales allowances, the Company evaluates its history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments and credits and ultimate losses may vary from actual results which could be material to the financial statements; however, to date, actual sales allowances have been materially consistent with the Company’s estimates.
The Company determines its allowance for doubtful accounts based on its historical write-off experience and specific circumstances that make it likely that recovery will not occur in a particular case. The Company reviews the allowance for doubtful accounts each reporting period and assesses the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when the Company determines that it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowances, at beginning of period	$3,030	$2,600	$2,720
Charged as a reduction of revenue	8,703	7,734	7,042
Charged to bad debt expense in general and administrative expenses	1,688	1,385	1,285
Write-offs, net of recoveries	(10,039)	(8,689)	(8,447)
Allowances, at end of period	$3,382	$3,030	$2,600

Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software, five years for furniture and equipment, and over the shorter of the lease term or the useful life of the assets for leasehold improvements. Buildings are depreciated over a useful life of forty years. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s results of operations.
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
The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications.
Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.
At December 31, 2018 and 2017, capitalized software costs were $86.0 million and $71.2 million, respectively, before accumulated amortization of $62.2 million and $48.8 million, respectively. During the years ended December 31, 2018 and 2017, the Company wrote off capitalized software costs of $0.1 million relating to the Company’s decision to abandon additional development activities relating to specific software projects. As these capitalized assets had never been placed in service, the write-off was recorded in technology and development expense and there was no accumulated amortization and no acceleration of amortization. During the years ended December 31, 2018 and 2017, the Company recorded accelerated amortization of $1.0 million and $1.7 million, respectively, related to software assets that were determined to have shortened useful lives due to upgrades to the Company’s technology infrastructure.
Expected amortization expense with respect to capitalized software costs at December 31, 2018 for each of the years through December 31, 2022 is as follows (in thousands):

Years ended December 31,
2019	$11,416
2020	8,603
2021	3,698
2022	50
Total amortization expense	$23,767

Intangible Assets Acquired in Business Combinations
The Company values assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: trade names, customer relationships, and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for trade names, customer relationships, and technology are generally, one to fifteen years, two to ten years, and three to ten years, respectively.
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2018, 2017, and 2016, there were no impairment charges recorded on the Company’s long-lived assets.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the Company’s overall business strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test.
The quantitative test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.
The Company tests for goodwill impairment annually at December 31. During the years ended December 31, 2018, 2017, and 2016, there were no impairment charges recorded on goodwill. In 2018, we elected to conduct a quantitative goodwill assessment at December 31, 2018. The fair value significantly exceeded the carrying value and, accordingly, we concluded that there was no impairment of goodwill. In 2017, the Company qualitatively assessed whether it was more likely than not that the respective fair values of its reporting units are less than their carrying amounts, including goodwill. Based on this qualitative assessment, the Company determined that it was more likely than not that the fair values of the reporting units were greater than their carrying amounts. As such, performing the quantitative impairment test was unnecessary.

During the year ended December 31, 2018, goodwill increased $20.0 million as a result of the DealerScience acquisition. See Note 4 for further details.

Warrant

On November 19, 2018, TrueCar entered into a warrant agreement with DealerSync that entitles TrueCar to purchase up to 2,500,000 shares of DealerSync common stock at $1.60 per share. The warrant expires on November 19, 2020. The fair value was determined using a Monte-Carlo simulation. The Company recorded the fair value of the DealerSync warrant of $1.2 million in “other assets” and corresponding liabilities (the current portion of the liability of $0.2 million recorded in “accrued expenses and other current liabilities” and the non-current portion of $1.0 million recorded in “other liabilities”) in the consolidated balance sheet as of December 31, 2018, reflecting the benefit received as part of its commercial sales agent agreement with DealerSync. The Company will test recoverability of the warrant asset whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade, DealerScience, and DealerSync.
Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying Program users, or under a subscription arrangement. Contracts are cancellable by the Dealer or the Company at any time. The Company does not provide significant Dealer financing terms.
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
When a user decides to proceed with a vehicle purchase through the Company, the user provides his or her name, address, email, and phone number during the process of obtaining a Guaranteed Savings Certificate, which gives the Company the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that made the sale. The Company also receives information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.
Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, the Company recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of historical introductions that result in vehicle sales and further validated by subsequent actual sales information. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay the Company until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received is determined upon control transfer, resulting in a contract asset.
Pay-Per-Introduction. Under fee arrangements based on a pay-per-introduction billing model, revenue for the Auto Buying Program is recognized when introductions are delivered.
The Company also recognizes revenue from Dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are also cancellable by the Dealer or the Company at any time. Subscription arrangements fall into three types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). For all subscription arrangements, the Company recognizes the fees as revenue when introductions are delivered by allocating a portion of the monthly subscription fee to each delivered introduction. For guaranteed sales and guaranteed introduction subscriptions, the amount allocated is adjusted at the end of each month for any credits, as described below. Total revenue recognized in any given month remains unchanged from the old revenue standard for subscription arrangements.
Flat-Rate Subscription. Under flat-rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of introductions provided by the Company to the Dealer or sales made to users of the Company’s platform by the Dealer.
Guaranteed-Sales Subscription. Under guaranteed-sales subscription arrangements, monthly fees are charged based on the number of guaranteed sales multiplied by a fixed amount per vehicle. To the extent that the actual number of vehicles sold by the Dealers to users of the Company’s platform is less than the number of guaranteed sales, the Company provides a credit to the Dealer. If the actual number of vehicles sold exceeds the number of guaranteed sales, the Company is not entitled to any additional fees. As of January 1, 2019, the Company no longer offers guaranteed sales subscription arrangements in California, and it transferred all California dealers from this billing method to flat-rate subscription arrangements before that date.
Guaranteed-Introductions Subscription. Under guaranteed-introductions subscription arrangements, monthly fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.
TrueCar Trade. TrueCar Trade provides consumers with information on the value of their trade-in vehicles, while providing Dealers with introductions to these in-market consumers so that those Dealers have the opportunity to buy trade-in vehicles from those consumers. Dealers pay monthly subscription fees for access to TrueCar Trade that vary depending on the level of service selected. Depending on their subscription terms, some Dealers pay additional transaction fees for each vehicle purchased from a consumer that was introduced through TrueCar Trade. Subscription fees are recognized on a monthly basis, while transaction fees for vehicles purchased by a Dealer are estimated and recognized at the point in time the introduction between the Dealer and consumer occurs.
DealerScience and DealerSync. DealerScience and DealerSync revenues consist of monthly subscription fees paid by dealers for access to DealerScience’s and DealerSync’s products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. DealerSync products and services include a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business. Subscription fees are recognized on a monthly basis.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company has elected to use the practical expedient of not disclosing the remaining performance obligations for contracts that have durations of one year or less. The Company does not have significant remaining performance obligations in excess of one year.
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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to the Company’s customers. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statement of comprehensive loss.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Sales and Marketing
Sales and marketing expenses consist primarily of: television, digital, and radio advertising; media production costs; affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing, and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs.
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $75.9 million, $71.0 million, and $70.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Prepaid expenses include prepaid media costs of $1.3 million and $0.4 million at December 31, 2018 and 2017, respectively. Accrued marketing and advertising expenses were $1.8 million and $2.7 million at December 31, 2018 and 2017, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheet.
Technology and Development
Technology and development expenses consist primarily of employee-related expenses for technology and development staff, including salaries, benefits, bonuses, severance, and stock-based compensation; the cost of certain third-party service providers; and facilities costs. Technology and development expenses are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses for administrative, legal, finance, and human resource staffs, including salaries, benefits, bonuses, severance, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; lease-exit charges; and facilities costs.
Stock-Based Compensation
The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units based on the fair value of the awards on the grant date in accordance with the relevant standards. The Company estimates the grant-date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards which are recognized using the graded-vesting model.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2018, 2017 and 2016, the Company had no other comprehensive income (loss) items and accordingly, net loss equaled comprehensive loss.
Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation — Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this guidance for its 2018 annual impairment test. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued new guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard became effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted. As a result of adoption, the Company expects a material impact as right-of-use assets and lease liabilities are recognized on the consolidated balance sheet, primarily related to office facility leases. Additionally, the Company expects to recognize greater rent expense in operating expenses and less interest expense as the Company no longer expects to have any build-to-suit leases. The Company continues to evaluate the methods and impact of adopting this guidance on its consolidated financial statements.

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

As a result of adopting the new revenue standard, the Company now recognizes transaction revenue earlier for certain of its dealer and OEM incentives arrangements based on estimated variable consideration to be received upon the occurrence of subsequent vehicle sales between the Auto Buying Program user and the Dealer. Upon adoption, the Company recorded a contract asset within other current assets to reflect revenues that would be recognized earlier under the new revenue standard, which is upon delivery of introductions, as well as a corresponding balance of revenue share paid to affinity marketing partners within accounts payable. The Company records contract assets net of sales allowances and an allowance for doubtful accounts, which are estimated in the same manner as for accounts receivable balances.

Also as a result of adoption of the new standard, the Company identified an impact related to the recognition of costs to obtain customer contracts. Prior to its adoption, sales commissions were expensed as incurred. Under the new revenue standard, certain sales commissions are deferred and recognized over a period of time. The Company recorded an adjustment within the consolidated balance sheet to capitalize these sales commissions as of January 1, 2018 within other assets to reflect the deferred costs that had been expensed under the prior accounting policy for sales commissions.

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

The impact of adoption of the new revenue standard on the Company’s consolidated statement of comprehensive loss and consolidated balance sheet was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenues	$353,571	$353,575	$(4)
Sales and marketing	213,415	213,448	$(33)
Net loss	(28,321)	(28,350)	$(29)

	December 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Assets
Other current assets	$4,103	$787	3,316
Other assets	7,228	4,015	$3,213

Liabilities
Accounts payable	$26,305	$25,831	474
Accrued expenses and other liabilities	10,908	10,805	103

Stockholders’ Equity
Accumulated deficit	$(373,482)	$(379,434)	$5,952

Deferred Sales Commissions

Deferred sales commissions within other assets were $3.2 million as of December 31, 2018. For the year ended December 31, 2018, under the new revenue standard, amortization expense for deferred sales commissions was $1.7 million and there was no impairment loss in relation to the costs capitalized in either period. Sales commission expenses under the old standard would have resulted in expenses of $2.0 million for the year ended December 31, 2018.

Contract Balances

The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at January 1, 2018 were transferred to accounts receivable during the year ended December 31, 2018 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $3.3 million was recorded as of December 31, 2018 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

Disaggregation of Revenue

The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017(1)	2016(1)
Dealer revenue	$304,596	$280,563	$240,466
OEM incentives revenue	30,012	23,277	19,050
Forecasts, consulting and other revenue	18,963	19,309	17,991
Total revenues	$353,571	$323,149	$277,507

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

4. Business Combination
On December 7, 2018, the Company acquired the assets and assumed the liabilities of DealerScience for $27.9 million in cash and contingent cash consideration of up to $5.0 million based on achievement of future revenues. The acquisition of DealerScience allows the Company to more quickly expand into the digital retailing space in efforts to build out its end-to-end user experience. At the date of the acquisition, the Company assessed the probabilities of DealerScience meeting future revenues and recorded contingent consideration of $4.5 million. From the acquisition date through December 31, 2018, there were no significant changes to the value of the contingent consideration, which was recorded within other long-term liabilities as of December 31, 2018.

The Company recorded goodwill of $20.0 million, which represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the Company’s acquisition of DealerScience. Goodwill attributed to the acquisition is deductible for income tax purposes.

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of DealerScience during the year ended December 31, 2018 (in thousands):

DealerScience
Assets acquired
Cash	$1,037
Accounts receivable	240
Prepaid expenses	29
Acquired technology	9,900
Customer relationships	1,500
Goodwill	20,041
Total assets acquired	$32,747
Liabilities assumed	342
Net assets acquired	$32,405
Consideration paid
Cash paid	$27,928
Contingent consideration	4,477
Total consideration	$32,405

The weighted average useful life of all identified acquired intangible assets is 5 years. The estimated useful lives for acquired technology and customer relationships are 6 years and 2 years, respectively.

For the year ended December 31, 2018, the Company incurred transaction costs of $0.4 million in connection with the DealerScience acquisition which were expensed as incurred and included in general and administrative expense in the accompanying consolidated statements of comprehensive loss.

The Company’s consolidated financial statements include the operating results of DealerScience from the date of acquisition of December 7, 2018 through December 31, 2018. Separate operating results and pro forma results of operations for DealerScience have not been presented as the effect of the acquisition is not material to the Company’s financial results.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, net
Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Computer equipment, software, and internally developed software	$99,204	$83,568
Furniture and fixtures	4,758	4,779
Leasehold improvements	8,602	8,342
Capitalized facility leases	30,632	39,302
	143,196	135,991
Less: Accumulated depreciation	(81,685)	(65,281)
Total property and equipment, net	$61,511	$70,710

The Company is considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces and, until the termination of the lease on December 31, 2018, was considered the owner, for accounting purposes only, of its San Francisco, California leased office space (collectively, the “Premises”), as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, at December 31, 2018 and 2017, the Company has capitalized $30.6 million and $39.3 million, respectively, related to the Premises, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the buildings. No interest costs related to the Premises were capitalized for the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, the Company had recorded accumulated amortization of $2.3 million and $2.2 million, respectively, for capitalized facility leases. Additionally, at December 31, 2018 and 2017, the Company recognized a corresponding lease financing obligation of approximately $24.8 million and $31.4 million, respectively. Refer to Note 8 for additional information.
Included in the table above are property and equipment of $1.1 million and $7.8 million as of December 31, 2018 and 2017, respectively, which are capitalizable but had not yet been placed in service. The $1.1 million and $7.8 million balances at December 31, 2018 and 2017, respectively, were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $18.8 million, $18.6 million, and $19.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Amortization of internal use capitalized software development costs was $13.4 million, $13.5 million, and $14.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Amortization of capitalized facility leases was $1.0 million for the years ended December 31, 2018, 2017 and 2016.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets
Intangible assets consisted of the following at December 31, 2018 and December 31, 2017 (in thousands, except years):

	At December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$40,990	$(22,946)	$18,044
Customer relationships	7,800	(4,925)	2,875
Tradenames	4,900	(2,368)	2,532
Total	$53,690	$(30,239)	$23,451

	At December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$31,090	$(19,911)	$11,179
Customer relationships	6,300	(4,425)	1,875
Tradenames	4,900	(2,042)	2,858
Total	$42,290	$(26,378)	$15,912

Amortization expense by asset type for the years ended December 31, 2018, 2017, and 2016 is shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Acquired technology and domain name	$3,034	$3,035	$3,041
Customer relationships	500	500	673
Trade names	327	327	327
Total amortization	$3,861	$3,862	$4,041

Expected amortization expense with respect to intangible assets at December 31, 2018 for each of the five years through December 31, 2023 and thereafter is as follows (in thousands):

Years ended December 31,
2019	$6,191
2020	6,187
2021	4,572
2022	1,977
2023	1,977
Thereafter	2,547
Total amortization expense	$23,451

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Credit Facility
The Company is party to a third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Credit Facility that, among other things, extended the expiration of the Credit Facility from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Credit Facility to make certain other revisions that do not alter the borrowing amounts, interest rates, or required ratios. The Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contained an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.
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

The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.5 to 1.00 on the last day of each quarter. If the adjusted quick ratio is not maintained, the Credit Facility requires the Company to maintain, as measured at each quarter end, a maximum consolidated leverage ratio 3.00 or 2.50 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At December 31, 2018 and 2017, the Company was in compliance with the Credit Facility’s financial covenants.

The Company’s future material domestic subsidiaries are required, upon the lender’s request, to become co-borrowers under the Credit Facility. Additionally, the Credit Facility contains acceleration clauses that accelerate any borrowings in the event of default. The Company’s obligations and those of its future material domestic subsidiaries are collateralized by substantially all of their respective assets, subject to certain exceptions and limitations.

At December 31, 2018 and 2017, the Company had no outstanding amounts under the Credit Facility. At December 31, 2018 and 2017, the amount available was $31.0 million, reduced for letters of credit issued and outstanding under the subfacility of $4.0 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies
Office Lease Commitments
At December 31, 2018, the Company had various non-cancellable leases related to the Company’s office facilities which expire through 2030. At December 31, 2018, future minimum payments for obligations under non-cancellable lease obligations, and related sublease income, are as follows (in thousands):

Years ended December 31,	Lease Commitments	Sublease Income
2019	$9,220	$(2,180)
2020	8,716	(1,282)
2021	7,145	—
2022	7,362	—
2023	7,621	—
Thereafter	22,532	—
Total minimum lease payments	$62,596	$(3,462)

The Company recorded rent expense, net of sublease income, of $4.9 million, $4.8 million, and $7.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
San Francisco Office Lease
In May 2014, the Company entered into a facility lease in San Francisco (the “San Francisco Office”) with total future minimum lease commitments over 10 years, beginning August 1, 2014, of $7.0 million. In conjunction with this lease, the Company was required to obtain an irrevocable standby letter of credit in the amount of $0.8 million for the benefit of the landlord. Beginning August 1, 2017 and continuing through August 1, 2020, the letter of credit was to be subject to an annual reduction to as little as $0.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the San Francisco Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the third quarter of 2014, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2017, the Company had capitalized $8.7 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $6.9 million.
Upon completion of the construction during the first quarter of 2015, the Company retained the fair value of the San Francisco Office lease property and the obligation on its balance sheet as it did not qualify for sales and leaseback accounting due to requirements to maintain collateral in the lease. The Company recorded the rent payments as a reduction of the lease financing obligation and imputed interest expense and ground rent as an operating expense. The fair value of the lease property was being depreciated over the building’s estimated useful life of forty years.
In July 2018, the Company reached an agreement with its landlord to terminate its lease effective December 31, 2018. Upon termination, the capitalized facility lease asset and the lease financing obligation of $6.9 million were both de-recognized.
Santa Monica Office Lease
In July 2014, the Company entered into a facility lease for one of its office spaces in Santa Monica (the “Santa Monica Office”) with total future minimum lease commitments over fifteen years, beginning in January 2015, of $36.0 million. The remaining future minimum lease commitments as of December 31, 2018 are included in the future minimum lease payments table above. In connection with this lease, the Company obtained an irrevocable standby letter of credit in the amount of $3.5 million for the benefit of the landlord. Beginning October 1, 2019 and continuing through October 1, 2025, the letter of credit is subject to an annual reduction to as little as $1.2 million.
The Company had concluded that it was deemed the owner (for accounting purposes only) of the Santa Monica Office during the construction period under build-to-suit lease accounting. As the Company assumed control of the construction project in the first

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

quarter of 2015, the Company recorded the fair value of the leased property in “Property and equipment, net” and a corresponding liability in “Lease financing obligations” on the accompanying consolidated balance sheets. The Company recognized increases in the asset as additional building costs were incurred during the construction period. Additionally, imputed interest during the construction period was capitalized. At December 31, 2018 and 2017, the Company has capitalized $30.6 million in “Property and equipment, net” and a corresponding current and non-current lease financing obligation of $24.8 million and $24.5 million, respectively.
Upon completion of construction during the fourth quarter of 2015, the Company retained the fair value of the Santa Monica Office and the obligation on its balance sheet as it did not qualify for sales leaseback accounting due to requirements to maintain collateral in the lease. The Company records the rent payments as a reduction of the lease financing obligation and imputed interest expense; ground rent is recorded as an operating expense. The fair value of the lease property will be depreciated over the building’s estimated useful life of forty years. At the conclusion of the lease term, the Company will de-recognize both the then carrying values of the asset and financing obligation.

Lease Exit Costs
In December 2015, the Company consolidated its Santa Monica, California office locations. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred when it no longer derived economic benefit from the related leases. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability was determined based on the remaining lease rental due, reduced by estimated sublease rental income that could be reasonably obtained for the properties. The lease terms of the spaces exited expire in 2020. The liability is recorded in accrued expenses and other current liabilities (current portion) and other liabilities (non-current portion) within the consolidated balance sheets. The costs are recorded in general and administrative expense in the consolidated statement of comprehensive loss. In 2015, the Company recorded an initial $2.2 million in lease exit costs. In 2016 and 2017, the Company updated its estimates of sublease rental income for the spaces exited in December 2015 and recorded an additional expense of $3.1 million and a benefit of $0.1 million, respectively, in lease exit costs due to changes in the local commercial real estate market observed in 2016 and 2017. In 2017, the Company completed subleasing the spaces. As of December 31, 2017, the Company recognized a total of $5.2 million in lease exit cost associated with these office locations. The Company did not incur any additional costs for the year ended December 31, 2018 and does not expect to incur significant additional charges in future periods related to these exits.
The following table presents a roll forward of the lease exit liability for the years ended December 31, 2018 and 2017 (in thousands):

Lease Exit Costs
Accrual at December 31, 2016	$2,657
Expense	(133)
Cash Payments	(1,170)
Accrual at December 31, 2017	$1,354
Cash Payments	(571)
Accrual at December 31, 2018	$783

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. The court has not yet ruled on that motion. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2018, as it does not believe a loss is probable or reasonably estimable.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2018 as the Company does not believe a loss is probable or reasonably estimable.

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

On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau. As it relates to the Company, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on Cox Automotive’s request for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on Cox Automotive’s request for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of December 31, 2018, as the Company does not believe a loss is probable.

On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. The

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Company believes that the amended complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2018 as the Company does not believe a loss is probable or reasonably estimable.

Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.
In December 2015, pursuant to an executed separation agreement with the Company’s former CEO, the Company paid its former CEO: (i) a 2015 bonus of $0.1 million; (ii) severance of approximately $0.5 million, paid in approximately equal semi-monthly payments through December 31, 2016; and (iii) an annual fee of $0.1 million for limited advisory services to the Company during the period from his termination date to May 2018. Additionally, the Company continued to provide its former CEO health insurance benefits through the end of May 2018. At December 31, 2017, the remaining severance liability related to the former CEO was $0.1 million. At December 31, 2018, there was no remaining severance liability related to the former CEO.
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

Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At December 31, 2018 and 2017, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

Purchase Obligations
At December 31, 2018, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$7,817	$5,558	$2,254	$5	$—

Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2018. Purchase obligations exclude agreements that are cancelable without penalty.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Stockholders’ Equity
Follow-on Public Offering
On January 19, 2017, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities up to a total dollar amount of $100 million, and selling stockholders may sell, from time to time, up to 20 million of shares of common stock (the “2017 Shelf Registration”). The 2017 Shelf Registration was declared effective by the SEC on February 6, 2017.

On April 26, 2017, the Company entered into an underwriting agreement to sell up to 1,150,000 shares of its common stock at $16.50 per share in a public offering (including shares subject to the underwriters’ option to purchase additional shares). The Company sold 1,150,000 shares in the offering with aggregate net proceeds to the Company of $17.4 million, net of underwriting discounts and commissions and offering costs of $1.6 million. Selling stockholders party to the underwriting agreement also sold an aggregate of 9,200,000 shares of common stock in the offering (including shares subject to the underwriters’ option to purchase additional shares). The Company did not receive any proceeds from the shares sold by the selling stockholders. The offering closed on May 2, 2017.

Warrants Issued to USAA

In May 2014, the Company extended our affinity group marketing agreement with USAA, the largest affinity partner and a significant stockholder of the Company. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity group marketing program (Note 14).

For the years ended December 31, 2018 and 2017, there was no warrant expense recognized. For the year ended December 31, 2016, the Company recognized expense of $0.1 million related to warrants to purchase 10,666 shares of common stock that have been earned and are vested. The fair value of the warrants was based on the following assumptions using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016
Risk-free interest rate	1.13%	to	1.98%
Contractual life (years)	5.3	to	6.3
Expected volatility	46.7%	to	48.8%
Dividend yield	—
At December 31, 2018, there were 509,642 shares that were earned and outstanding under the warrant with an additional 949,337 remaining shares that are available for issuance upon the achievement of minimum performance milestones.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s equity incentive plans.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The number of shares of the Company’s common stock reserved for these purposes at December 31, 2018 is as follows:

Number of Shares
Outstanding stock options	14,114,651
Outstanding restricted stock units	5,375,963
Outstanding common stock warrants	1,458,979
Additional shares available for grant under the equity plan	4,944,880
Total	25,894,473

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s initial public offering in May 2014 (the “IPO”), the 2005 Plan and the 2008 Plan were terminated. Upon the IPO, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or (z) such other amount as determined by the Company’s Board of Directors. As of December 31, 2018, the total number of shares available for future issuance under the 2014 Plan was 4,944,880 shares. In accordance with the evergreen provision, effective January 1, 2019, an additional 5,216,875 shares of common stock were authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company’s new president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company’s common stock under the Inducement Plan that vest over a four year period and expire ten years from the date of grant. There are no shares available for future issuance under the Inducement Plan.
Under the 2014 Plan, the Company has the ability to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The exercise price of stock options granted under the 2014 Plan must at least equal the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest monthly over a four year period and expire ten years from the date of grant. Restricted stock units generally vest quarterly over a four to five year period.
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2017	16,714,216	$12.46	7.7
Granted	1,692,999	9.78
Exercised	(2,182,903)	9.05
Forfeited/expired	(2,109,661)	14.77
Outstanding at December 31, 2018	14,114,651	$12.32	7.0	$5.8
Vested and expected to vest at December 31, 2018	14,114,651	$12.32	7.0	$5.8
Exercisable at December 31, 2018	8,301,337	$11.42	6.1	$4.3

(1)	The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $9.06 on December 31, 2018 over the exercise price of in-the-money stock option awards.

At December 31, 2018, total remaining stock-based compensation expense for unvested option awards, including performance-based stock option awards, was $32.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2018, 2017, and 2016 was $4.60, $8.77, and $4.50, respectively. The Company recorded stock-based compensation expense for stock option awards of $16.0 million, $17.3 million, and $14.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
The total intrinsic value of options exercised in 2018, 2017, and 2016 was $6.6 million, $120.4 million, and $8.5 million, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2017	4,284,438	$11.99
Granted	4,098,970	10.00
Vested	(1,999,633)	10.86
Forfeited	(1,007,812)	11.35
Non-vested — December 31, 2018	5,375,963	$11.01

The total fair market value of RSUs that vested for the years ended December 31, 2018, 2017, and 2016 was $22.4 million, $25.6 million, and $11.8 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2018, 2017, and 2016 was $10.00, $18.26, and $7.37, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company recorded $21.2 million, $14.9 million, and $9.9 million in compensation expense, respectively. At December 31, 2018, total remaining stock-based compensation expense for non-vested RSUs is $55.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Valuation Assumptions and Stock-based Compensation Cost
The fair value of stock options granted to employees is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The Company uses the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain vanilla share options. For performance-based option awards, the Company determines the expected term based upon historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The Company’s computation of volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend of zero, as it does not anticipate paying any dividends in the foreseeable future.
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.85%	1.89%	1.32%
Expected term (years)	5.94	6.25	5.96
Expected volatility	46%	47%	49%
Dividend yield	—	—	—

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

As a result of the Company’s early adoption of the revised share-based payment guidance in 2016, forfeitures are recognized as they occur. Prior to the adoption of this guidance, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company recorded stock-based compensation cost relating to stock options and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$1,726	$1,105	$960
Sales and marketing	13,950	10,353	5,837
Technology and development	10,589	8,060	4,398
General and administrative	10,954	12,723	13,544
Total stock-based compensation expense	37,219	32,241	24,739
Amount capitalized to internal-use software	1,890	1,407	1,012
Total stock-based compensation cost	$39,109	$33,648	$25,751

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	67	18	74
Total current provision	67	18	74
Deferred:
Federal	(282)	410	547
State	38	40	34
Tax Act impact	—	(2,632)	—
Total deferred (benefit) provision	(244)	(2,182)	581
Total income tax (benefit) provision	$(177)	$(2,164)	$655

The 2018 income tax benefit of $0.2 million primarily reflects decrease in valuation allowance associated with the partial recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.
The 2017 income tax benefit of $2.2 million included a $2.6 million impact from the change in tax law. Of the $2.6 million impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), $1.2 million results from the remeasurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled (remeasured at a rate of 21% versus 34% for the majority of the deferred tax assets and liabilities), and $1.4 million results from the decrease in valuation allowance associated with the partial recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.
The 2016 income tax provision of $0.7 million primarily reflects the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.
The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax benefit based on the federal statutory rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.4	9.4	3.2
Nondeductible expenses	(4.7)	(1.2)	(1.7)
Change in valuation allowance, excluding Tax Act impact	(14.2)	(130.0)	(33.0)
Stock-based compensation	(2.9)	86.5	(4.1)
Tax Act impact	—	7.5	—
Overall effective income tax rate	0.6%	6.2%	(1.6)%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$101,763	$99,551
Stock-based compensation	13,227	11,854
Accrued expenses	1,950	1,878
Research and development tax credits	569	568
Other	656	271
Gross deferred tax assets	118,165	114,122
Valuation allowance	(109,625)	(107,046)
Net deferred tax assets	8,540	7,076
Deferred tax liabilities:
Property, equipment and software	(3,477)	(3,540)
Intangible assets and goodwill	(4,274)	(4,348)
Capitalized commissions	(791)	—
§481(a) Adjustment - ASC 606	(566)	—
Gross deferred tax liabilities	(9,108)	(7,888)
Total net deferred tax liabilities	$(568)	$(812)

The net deferred tax liability at December 31, 2018 and 2017 relates to amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2018, the Company had federal and state net operating loss carryforwards of $404.0 million and $255.1 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2019, respectively. At December 31, 2018, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.
The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events which may cause limitation in the amount of the net operating losses and credits that the Company utilizes in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. As a result of historical equity issuances, the Company has determined that annual limitations on the utilization of its net operating losses and credits do exist pursuant to IRC Sections 382 and 383, however, such limitations are not expected to impact the Company’s ability to utilize these deferred tax assets prior to their statutory expiration dates.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2018, a valuation allowance of $109.6 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Valuation allowance, at beginning of year	$107,046	$115,689	$84,167
Decrease in valuation allowance - ASC 606 Impact	(1,457)	—	—
Increase in valuation allowance - share-based compensation guidance impact	—	—	17,959
Valuation allowance, at beginning of year, as adjusted	$105,589	$115,689	$102,126
Increase in valuation allowance, excluding Tax Act impact	4,036	45,512	13,563
Decrease in valuation allowance - federal tax rate change	—	(52,757)	—
Release of valuation allowance due to the Tax Act	—	(1,398)	—
Valuation allowance, at end of year	$109,625	$107,046	$115,689

The $4.0 million increase in valuation allowance is primarily related to an increase in the tax-effected amount of unrealized net operating loss carryforwards. The $1.4 million release of valuation allowance for the year ended December 31, 2017 pertains to the partial recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets due to the net operating loss provisions of the Tax Act.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit, beginning of year	$(3)	$3	$3
Additions based on current year tax positions	—	—	—
Additions for prior years’ tax positions	—	1	—
Settlements with tax authorities	—	(7)	—
Reductions for prior years’ tax positions	—	—	—
Unrecognized tax benefit, end of year	$(3)	$(3)	$3

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2018, no interest and penalties related to uncertain tax positions have been accrued. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Net Loss Per Share
Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding, net of the weighted average unvested restricted stock subject to repurchase by the Company, if any, during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units and stock warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because the Company reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock is antidilutive for those periods.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(28,321)	$(32,849)	$(41,708)
Weighted-average common shares outstanding	102,149	94,865	84,483
Net loss per share — basic and diluted	$(0.28)	$(0.35)	$(0.49)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Options to purchase common stock	14,115	16,714	24,542
Common stock warrants	1,459	1,459	1,459
Unvested restricted stock units	5,376	4,284	4,339
Total shares excluded from net loss per share attributable to common stockholders	20,950	22,457	30,340

13. Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $2.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA pursuant to which the Company operates its Auto Buying Program through a white-labeled website available to USAA’s members. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company has amounts due from USAA at December 31, 2018 and 2017 of $0.3 million and $0.2 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2018 and 2017 of $5.3 million and $3.3 million, respectively. At December 31, 2018 and 2017, $5.0 million and $3.2 million, respectively, was included in accounts payable, while $0.2 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded sales and marketing expense of $22.1 million, $16.5 million, and $13.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to service arrangements entered into with USAA, including non-cash expense associated with warrants to purchase shares of common stock (Note 9).

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Subsequent Events
Reorganization
In January 2019, the Company initiated and completed a restructuring plan (the “Plan”) to improve efficiency and reduce expenses. The Company estimates that it will incur severance costs of approximately $3.3 million in the first quarter of 2019 in connection with the Plan.
Trade
On February 8, 2019, TrueCar, acquired 20% of the outstanding equity interests of Accu-Trade, LLC, a Delaware limited liability company (“Accu-Trade”), from R.M. Hollenshead Auto Sales & Leasing, Inc., a Florida corporation (“RHAS”), Robert M. Hollenshead (“Hollenshead”) and Jeffrey J. Zamora (“Zamora” and, together with RMHS and Hollenshead, the “Sellers”), pursuant to a Membership Interest Purchase Agreement, dated as of February 8, 2019 (the “Purchase Agreement”), by and among Accu-Trade, RMHS, Hollenshead, Zamora and the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company paid the Sellers $17.9 million in cash consideration and made a $5 million capital contribution to Accu-Trade.