Form 10-Q
period 2019-03-31
TrueCar, Inc.
filed 2019-05-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TRUE	The Nasdaq Global Select Market
As of May 2, 2019, 105,289,373 shares of the registrant’s common stock were outstanding.

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

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our ability to hire and retain a chief financial officer and integrate him or her and other recent and future additions to our management team;

•	our continuing ability to provide customers access to our products;

•	our ability to maintain and scale our technical infrastructure and leverage the completion of our technology replatforming project to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the effect on our business of litigation to which we are a party;

•	our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs;

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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$179,898	$196,128
Accounts receivable, net of allowances of $4,448 and $3,382 at March 31, 2019 and December 31, 2018, respectively (includes related party receivables of $195 and $349 at March 31, 2019 and December 31, 2018, respectively)	38,368	47,760
Prepaid expenses	7,084	7,468
Other current assets	7,777	4,103
Total current assets	233,127	255,459
Property and equipment, net	34,427	61,511
Operating lease right-of-use assets	40,545	—
Goodwill	73,311	73,311
Intangible assets, net	21,901	23,451
Equity method investment	23,174	—
Other assets	7,112	7,228
Total assets	$433,597	$420,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $3,382 and $5,039 at March 31, 2019 and December 31, 2018, respectively)	$20,609	$26,305
Accrued employee expenses	4,652	4,349
Operating lease liabilities, current	6,849	—
Accrued expenses and other current liabilities (includes related party accrued expenses of $1,284 and $218 at March 31, 2019 and December 31, 2018, respectively)	13,724	10,908
Total current liabilities	45,834	41,562
Deferred tax liabilities	640	568
Lease financing obligations, net of current portion	—	22,987
Operating lease liabilities, net of current portion	41,601	—
Other liabilities	5,655	9,290
Total liabilities	93,730	74,407
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2019 and December 31, 2018; 105,119,046 and 104,337,508 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	731,394	720,025
Accumulated deficit	(391,537)	(373,482)
Total stockholders’ equity	339,867	346,553
Total liabilities and stockholders’ equity	$433,597	$420,960
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues (includes related party contra revenue of $163 and $0 for the three months ended March 31, 2019 and 2018, respectively)	$85,582	$81,061
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $134 and $0 for the three months ended March 31, 2019 and 2018, respectively)	8,936	7,452
Sales and marketing (includes related party expenses of $5,473 and $4,541 for the three months ended March 31, 2019 and 2018, respectively)	54,738	48,418
Technology and development	15,654	15,594
General and administrative	15,104	13,481
Depreciation and amortization	6,415	5,175
Total costs and operating expenses	100,847	90,120
Loss from operations	(15,265)	(9,059)
Interest income	1,001	604
Interest expense	—	(661)
Loss before income taxes	(14,264)	(9,116)
Provision for (benefit from) income taxes	101	(61)
Net loss	$(14,365)	$(9,055)

Net loss per share, basic and diluted	$(0.14)	$(0.09)
Weighted average common shares outstanding, basic and diluted	104,788	100,571
Other comprehensive loss:
Comprehensive loss	$(14,365)	$(9,055)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867

	Three Months Ended March 31, 2018
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(9,055)	(9,055)
Stock-based compensation	—	—	9,431	—	9,431
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	468,809	—	(166)	—	(166)
Balance at March 31, 2018	100,897,465	$10	$673,457	$(354,216)	$319,251
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(14,365)	$(9,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,415	5,169
Deferred income taxes	72	(73)
Bad debt expense and other reserves	348	335
Stock-based compensation	8,635	9,097
Increase in the fair value of contingent consideration liability	75	—
Amortization of lease right-of-use assets	1,465	—
Non-cash interest expense on lease financing obligation	—	173
Write-off and loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	9,044	1,502
Prepaid expenses	384	(157)
Other current assets	(3,493)	(347)
Other assets	263	(151)
Accounts payable	(5,578)	(1,128)
Accrued employee expenses	275	(3,114)
Operating lease liabilities	(1,398)	—
Accrued expenses and other liabilities	5,498	917
Other liabilities	(59)	270
Net cash provided by operating activities	7,581	3,443
Cash flows from investing activities
Purchase of property and equipment	(2,905)	(5,332)
Cash paid for equity method investment	(23,174)	—
Net cash used in investing activities	(26,079)	(5,332)
Cash flows from financing activities
Proceeds from exercise of common stock options	2,811	681
Taxes paid related to net share settlement of equity awards	(543)	(732)
Net cash provided by (used in) financing activities	2,268	(51)
Net decrease in cash and cash equivalents	(16,230)	(1,940)
Cash and cash equivalents at beginning of period	196,128	197,762
Cash and cash equivalents at end of period	$179,898	$195,822
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	473	334
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	176	918
Proceeds receivable from exercise of stock options included in other current assets	—	2
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	—	111
 See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries ALG, Inc., TrueCar Dealer Solutions, Inc. and DealerScience, LLC are collectively referred to as “TrueCar” or the “Company,” ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Through its subsidiary TCDS, the Company provides its TrueCar Trade product, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. In addition, through TCDS, the Company acts as an agent for DealerSync, Inc. (“DealerSync”) and in that capacity offer dealers its products and services, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.
Additionally, in December 2018, the Company acquired DealerScience, which, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018, except for the accounting policy changes detailed in Note 3 as a result of the Company’s adoption of the new leasing standard, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 1, 2019.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of TrueCar and its wholly owned subsidiaries. Business acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. Equity investments through which the Company is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. The Company’s share of the income or loss from equity method investments is recognized on a one-quarter lag due to the timing and availability of financial information. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of a warrant asset and the related liability, the fair value of assets and liabilities assumed in business combinations, right-of-use assets and lease liabilities, the fair value of capitalized lease facilities, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of the fair value of a warrant asset and the related liability, right-of-use assets and lease liabilities, the fair value of capitalized lease facilities, the fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, the fair value of performance shares, and in periods prior to the Company’s initial public offering, valuation of common stock.
Segments
The Company has one operating segment. During the first quarter of 2019, the Company’s chief operating decision maker (“CODM”) was the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. On March 18, 2019, the Company’s Interim Chief Financial Officer and Chief Accounting Officer notified the Company that he was resigning from his positions effective April 1, 2019. Beginning in April 2019, the Company's CODM is solely comprised of the President and Chief Executive Officer.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Equity Method Investment
On February 8, 2019, the Company acquired 20% of the outstanding equity interests of Accu-Trade, LLC, a Delaware limited liability company (“Accu-Trade”), from R.M. Hollenshead Auto Sales & Leasing, Inc., a Florida corporation (“RHAS”), Robert M. Hollenshead (“Hollenshead”) and Jeffrey J. Zamora (“Zamora” and, together with RMHS and Hollenshead, the “Sellers”), pursuant to a Membership Interest Purchase Agreement, dated as of February 8, 2019 (the “Purchase Agreement”), by and among Accu-Trade, RMHS, Hollenshead, Zamora and the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company paid the Sellers $17.9 million in cash consideration and made a $5 million capital contribution to Accu-Trade. As the Company’s share of the income or loss from the equity method investment will be recognized on a one-quarter lag, no gain or loss from equity activity was recorded in the consolidated statement of operations for the quarter ended March 31, 2019.

Recent Accounting Pronouncements
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. On January 1, 2019, the Company adopted the new leasing standard using the prospective transition method. See Note 3 for further details.
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

3.	Leases
Adoption of the New Lease Accounting Standard
On January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2019 are presented under the new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting. The Company has elected to utilize the package of practical expedients at the time of adoption, which allows the Company to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification of any expired or existing leases, and (3) not reassess initial direct costs for any existing leases. The Company also has elected to utilize the short-term lease recognition exemption and, for those leases that qualified, the Company did not recognize right-of-use (“ROU”) assets or lease liabilities.
New Lease Accounting Policies
The Company determines if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 11 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option. The Company does not have any finance leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.
The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term.
Adoption Impact
As a result of adoption, the Company recorded a material impact as ROU assets and lease liabilities are recognized on the consolidated balance sheet related to office facility leases. The ROU assets and lease liabilities were valued using the incremental borrowing rate as of the adoption date. Additionally, the Company expects to recognize greater rent expense in operating expenses and less interest expense as the Company’s prior build-to-suit leases are now classified as operating leases.

Additionally, the change related to build-to-suit leases resulted in the removal of build-to-suit assets from the consolidated balance sheet, which reduced property and equipment, net by $28.3 million and eliminated the lease financing obligation of $1.8 million within accrued expenses and other liabilities and $23.0 million within lease financing obligation, net of current portion. See Note 5 for further details.
The cumulative effects of the changes made to the Company’s January 1, 2019 consolidated balance sheet were as follows (in thousands):

	December 31, 2018	Adjustments Due to Adoption of New Leasing Standard	January 1, 2019

Assets
Other current assets	$4,103	$188	$4,291
Property and equipment, net	61,511	(25,461)	36,050
Operating lease right-of-use assets	—	42,010	42,010
Other assets	7,228	147	7,375

Liabilities
Operating lease liabilities, current	$—	$6,498	$6,498
Accrued expenses and other current liabilities	10,908	(2,637)	8,271
Lease financing obligation, net of current portion	22,987	(22,987)	—
Operating lease liabilities, net of current portion	—	43,351	43,351
Other liabilities	9,290	(3,651)	5,639

Stockholders’ Equity
Accumulated deficit	$(373,482)	$(3,690)	$(377,172)
Lease Costs
For the three months ended March 31, 2019, the Company recorded operating lease costs, excluding subleases, that were included in the statement of operations as follows:

Operating lease costs recorded within:	Three Months Ended March 31, 2019

Cost of revenue	$200
Sales and marketing	439
Technology and development	871
General and administrative	634
Total operating lease costs	$2,144
The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. For the three months ended March 31, 2018, the Company recorded lease costs, excluding subleases, of $1.7 million. The Company made cash payments for operating leases of $2.3 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively, all of which were included in cash flow from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 7.4 years and weighted average discount rate of 5.6%. For its subleases, the Company recorded contra rent expense of $0.5 million for the three months ended March 31, 2019 and 2018.

Lease Commitments
Future undiscounted lease payments for the Company's operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at March 31, 2019 are as follows (in thousands):

Nine months ended December 31, 2019 and years ended December 31,
2019	$6,282
2020	8,523
2021	7,152
2022	7,369
2023	7,628
Thereafter	22,561
Total lease payments	$59,515
Less: imputed interest	(11,065)
Total lease liabilities (discounted)	$48,450

Nine months ended December 31, 2019 and year ended December 31,	Sublease Income
2019	$(1,640)
2020	(1,299)
Total sublease income	$(2,939)
As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for the Company's operating leases at December 31, 2018, on an undiscounted basis, were as follows (in thousands):

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2019				At December 31, 2018
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$175,409	$—	$—	$175,409	$192,207	$—	$—	$192,207
Total Assets	$175,409	$—	$—	$175,409	$192,207	$—	$—	$192,207

Liabilities:
Contingent consideration, non-current	$—	$—	$4,552	$4,552	$—	$—	$4,477	$4,477
Total Liabilities	$—	$—	$4,552	$4,552	$—	$—	$4,477	$4,477

5.	Property and Equipment, net
Property and equipment consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018

Computer equipment, software, and internally developed software	$102,364	$99,204
Furniture and fixtures	4,758	4,758
Leasehold improvements	15,838	8,602
Capitalized facility leases	—	30,632
	122,960	143,196
Less: Accumulated depreciation	(88,533)	(81,685)
Total property and equipment, net	$34,427	$61,511
Prior to the adoption of the new lease guidance, the Company was considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. These capitalized facility leases were removed from the balance sheet at adoption. Refer to Note 3 for further details.
Included in the table above are property and equipment of $1.2 million and $1.1 million at March 31, 2019 and December 31, 2018, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.9 million and $4.2 million for the three months ended March 31, 2019 and 2018.
Amortization of internal use capitalized software development costs was $3.4 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.

6.	Credit Facility
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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At March 31, 2019, the Company was in compliance with the Credit Facility’s financial covenants.
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
At March 31, 2019, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million.

7.	Commitments and Contingencies
Lease Exit Costs
The Company had historically accounted for exit and disposal activities through the use of a lease exit liability. Under the new leasing guidance, the remaining lease exit liability was eliminated and the remaining balance was included as an adjustment to reduce the ROU assets for the relevant properties. Refer to Note 3 for further details.
Reorganization
In January 2019, the Company initiated and completed a restructuring plan (the “Reorganization Plan”) to improve efficiency and reduce expenses. The Company recorded severance costs of approximately $3.3 million in the first quarter of 2019 in connection with the Reorganization Plan. These costs were recorded within cost of revenue, sales and marketing, technology and development, and general and administrative expenses within our consolidated statement of comprehensive loss. The Company does not expect to incur significant additional charges in future periods related to this Reorganization Plan.
The following table presents a roll forward of the severance liability for the three months ended March 31, 2019 (in thousands):

Reorganization Liability
Accrual at December 31, 2018	$—
Expense	3,280
Cash Payments	(3,093)
Accrual at March 31, 2019	$187
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
On March 9, 2015, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not participating on the TrueCar platform, alleges that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. Discovery in this matter has been completed. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and April 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part the Company’s motion, allowing the plaintiffs to pursue disgorgement of the Company’s profits on a deterrence theory but granting summary judgment to the Company on the other aspects of the plaintiffs’ claims. On April 9, 2019, the Company filed a motion for reconsideration of the court’s ruling. The court has not yet ruled on that motion. The Company believes that the portions of the amended complaint that survived the Company’s motion to dismiss and motion for summary judgment are without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2019, as it does not believe a loss is probable or reasonably estimable.
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
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.
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
On October 18, 2017, the Company was named as a defendant in a lawsuit filed by Cox Automotive, Inc. (“Cox Automotive”) in the Supreme Court of the State of New York in the County of Nassau. As it relates to the Company, the complaint sought an award of unspecified damages, disgorgement, return of property taken or retained, injunctive relief and attorney’s fees. The complaint alleged that the Company engaged in tortious interference with a contractual relationship between Cox Automotive and one of its former employees, among other claims against the former Cox Automotive employee, who is also named as a defendant in the lawsuit. On October 20, 2017, the court granted a temporary restraining order prohibiting the Company from employing the former Cox Automotive employee pending the court’s ruling on Cox Automotive’s request for the entry of a preliminary injunction. On November 13, 2017, oral argument was held on Cox Automotive’s request for the entry of a preliminary injunction. On January 23, 2018, the court dissolved the temporary restraining order and denied the request by Cox Automotive for the entry of a preliminary injunction. On February 27, 2018, the parties filed a “stipulation of discontinuance,” which terminated the case. The Company was not required to make any monetary payment or provide any other consideration in exchange for the stipulation of discontinuance. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of March 31, 2019, as the Company does not believe a loss is probable.
On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our former interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period (the “2017 Registration Statement”) as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted lead plaintiff’s motion for class certification and scheduled trial to begin on November 5, 2019. The Company believes that the amended complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.

On March 6, 2019, the Company, its chief executive officer Chip Perry, its former chief financial officer Michael Guthrie, its former interim chief financial officer John Pierantoni, its directors who signed the 2017 Registration Statement and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California. The complaint alleges breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Company believes that the complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.

On April 1 and April 3, 2019, respectively, the Company, its chief executive officer Chip Perry, its former chief financial officer Michael Guthrie, its former interim chief financial officer John Pierantoni, its directors who signed the 2017 Registration Statement and USAA were named as defendants in derivative actions filed by Ara Afarian and Shelley Niemi nominally on behalf of the Company in the U.S. District Court for the District of Delaware. The complaints allege breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and seek contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also seeks rescission of certain contracts. On April 17, 2019, the two cases, and all similar cases originating in or transferred to the U.S. District Court for the District of Delaware, were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. The Company believes that the complaints are without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.
Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or intellectual property infringement claims made by third parties. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss provisions. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. To date, there has not been a material claim paid by the Company, nor has the Company been sued in connection with these indemnification arrangements. At March 31, 2019 and December 31, 2018, the Company has not accrued a liability for these guarantees, because the likelihood of incurring a payment obligation, if any, in connection with these guarantees is not probable or reasonably estimable.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2018	14,114,651	$12.32	7.0
Granted	1,307,779	7.61
Exercised	(345,913)	8.11
Forfeited/expired	(1,111,221)	13.30
Outstanding at March 31, 2019	13,965,296	$11.91	7.0
At March 31, 2019, total remaining stock-based compensation expense for unvested stock option awards was $32.1 million, which is expected to be recognized over a weighted-average period of 2.5 years. For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense for stock option awards of $3.1 million and $4.6 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2018	5,375,963	$11.01
Granted	3,361,668	7.10
Vested	(505,104)	10.48
Forfeited	(623,122)	10.84
Non-vested — March 31, 2019	7,609,405	$9.33
At March 31, 2019, total remaining stock-based compensation expense for non-vested restricted stock units is $68.2 million, which is expected to be recognized over a weighted-average period of 2.8 years. The Company recorded $5.5 million and $4.4 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2019 and 2018, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of revenue	$499	$298
Sales and marketing	3,472	3,127
Technology and development	1,946	2,353
General and administrative	2,718	3,319
Total stock-based compensation expense	8,635	9,097
Amount capitalized to internal software use	473	334
Total stock-based compensation cost	$9,108	$9,431

9.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.  The Company recorded income tax expense of $0.1 million for the three months ended March 31, 2019 and an income tax benefit of $0.1 million for the three months ended March 31, 2018.
There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018

Net loss	$(14,365)	$(9,055)
Weighted-average common shares outstanding	104,788	100,571
Net loss per share - basic and diluted	$(0.14)	$(0.09)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018

Options to purchase common stock	13,965	16,456
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	7,609	3,727
Total shares excluded from net loss per share	23,033	21,642

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at March 31, 2019 and December 31, 2018 of 0.2 million and $0.3 million, respectively. In addition, the Company had amounts due to USAA at March 31, 2019 and December 31, 2018 of 4.5 million and $5.3 million, respectively. The Company recorded sales and marketing expense of $5.5 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively, related to service arrangements entered into with USAA.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at March 31, 2019 of 0.2 million. The Company recognized contra-revenue of $0.2 million and cost of revenue of $0.1 million during the period from February 8, 2019 through March 31, 2019 related to a software and data licensing agreement entered into with Accu-Trade.

12.	Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018

Dealer revenue	$76,814	$72,337
OEM incentives revenue	4,201	4,421
Forecasts, consulting and other revenue	4,567	4,303
Total revenues	$85,582	$81,061
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at December 31, 2018 were transferred to accounts receivable during the three months ended March 31, 2019 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $3.7 million was recorded as of March 31, 2019 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended March 31, 2019, we generated revenues of $85.6 million and recorded a net loss of $14.4 million.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2019	2018
Average Monthly Unique Visitors	7,098,849	7,805,207
Units(1)	232,781	229,717
Monetization	$348	$334
Franchise Dealer Count	12,675	12,205
Independent Dealer Count	3,854	3,006

(1)
We issued full credits of the amount originally invoiced with respect to 5,693 and 5,134 units during the three months ended March 31, 2019 and 2018, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors decreased 9.0% to approximately 7.1 million in the three months ended March 31, 2019 from approximately 7.8 million in the same period of 2018. The decrease was primarily due to changes in the search algorithms used by popular search engines reducing our organic traffic that started in the fourth quarter of 2018 and have continued into 2019.
Units
We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of TrueCar.com, our TrueCar branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.
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
The number of units increased 1.3% to 232,781 in the three months ended March 31, 2019 from 229,717 in the three months ended March 31, 2018. We attribute this growth in units to the effectiveness of our marketing activities with our affinity group marketing partners, product enhancements, and the growing number and geographic coverage of TrueCar Certified Dealers in our network.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased 4.2% to $348 during the three months ended March 31, 2019 from $334 for the same period in 2018, primarily as a result of growth in our Trade and DealerScience products. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,675 at March 31, 2019, an increase from 12,205 at March 31, 2018, and an increase from 12,674 at December 31, 2018. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high-volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count was 3,854 at March 31, 2019, an increase from 3,006 at March 31, 2018, and an increase from 3,655 at December 31, 2018.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net (loss) income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, certain litigation costs, certain severance costs, certain transaction costs, and income taxes. We define Non-GAAP net (loss) income as net loss adjusted to exclude stock-based compensation, certain litigation costs, certain severance costs, and certain transaction costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net (loss) income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net (loss) income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net (loss) income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net (loss) income in the same manner as we calculate these measures.
We use Adjusted EBITDA and Non-GAAP net (loss) income as operating performance measures as each is (i) an integral part of our reporting and planning processes; (ii) used by our management and board of directors to assess our operational performance, and together with operational objectives, as a measure in evaluating employee compensation and bonuses; and (iii) used by our management to make financial and strategic planning decisions regarding future operating investments. We believe that using Adjusted EBITDA and Non-GAAP net (loss) income facilitates operating performance comparisons on a period-to-period basis because these measures exclude variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA, Non-GAAP net (loss) income and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.

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

•
neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;

•
neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects the severance charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses;

•
neither Adjusted EBITDA non Non-GAAP net (loss) income reflects the legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential merger and acquisition transactions;

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income considers the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and

•	other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net (loss) income differently than we do, limiting their usefulness as a comparative measure.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(14,365)	$(9,055)
Non-GAAP adjustments:
Interest income	(1,001)	(604)
Interest expense	—	661
Depreciation and amortization	6,415	5,175
Stock-based compensation	8,635	9,097
Certain litigation costs (1)	928	799
Severance charges (2)	3,280	—
Transaction costs (3)	1,094	—
Provision for (benefit from) income taxes	101	(61)
Adjusted EBITDA	$5,087	$6,012

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

(2)
The excluded amounts represent severance charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these terminations is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(3)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Adjusted EBITDA presented in previous filings to reflect the exclusion of such expenses in future filings that present Adjusted EBITDA figures for such three-month period.

The following table presents a reconciliation of net loss to Non-GAAP net income for each of the periods presented:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Reconciliation of Net Loss to Non-GAAP net (loss) income:
Net loss	$(14,365)	$(9,055)
Non-GAAP adjustments:
Stock-based compensation	8,635	9,097
Certain litigation costs (1)	928	799
Severance charges (2)	3,280	—
Transaction costs (3)	1,094	—
Non-GAAP net (loss) income (4)	$(428)	$841

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

(2)
The excluded amounts represent severance charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these terminations is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(3)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Non-GAAP net (loss) income presented in previous filings to reflect the exclusion of such expenses in future filings that present Non-GAAP net (loss) income figures for such three-month period.

(4)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net (loss) income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at March 31, 2019 and March 31, 2018.

Components of Operating Results
Revenues
Our revenues are comprised of dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. We recognize transaction revenue earlier for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.
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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2019 and December 31, 2018, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the three months ended March 31, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets. Our benefit for income taxes for the three months ended March 31, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$85,582	$81,061
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,936	7,452
Sales and marketing	54,738	48,418
Technology and development	15,654	15,594
General and administrative	15,104	13,481
Depreciation and amortization	6,415	5,175
Total costs and operating expenses	100,847	90,120
Loss from operations	(15,265)	(9,059)
Interest income	1,001	604
Interest expense	—	(661)
Loss before income taxes	(14,264)	(9,116)
Provision for (benefit from) income taxes	101	(61)
Net loss	$(14,365)	$(9,055)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$5,087	$6,012
Non-GAAP net income	$(428)	$841
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,

	2019	2018

	(in thousands)
Dealer revenue	$76,814	$72,337
OEM incentives revenue	4,201	4,421
Forecasts, consulting and other revenue	4,567	4,303
Revenues	$85,582	$81,061
Three months ended March 31, 2019 compared to three months ended March 31, 2018. The increase in our revenues of $4.5 million or 5.6% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily reflected the increase in our dealer revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.8%, 4.9%, and 5.3%, respectively, of revenues for the three months ended March 31, 2019 as compared to 89.2%, 5.5%, and 5.3%, respectively, for the same period in 2018. The increase of $4.5 million in dealer revenue for the three months ended March 31, 2019 primarily reflected a 1.3% increase in units and a 4.2% increase in monetization, along with increases within newer revenue streams of $2.2 million due to our Trade and DealerScience products. OEM incentives revenue and forecasts, consulting and other revenue for the three months ended March 31, 2019 remained materially consistent with the same period in 2018. For 2019, we expect our annual revenue to modestly improve compared to the prior year due primarily to increases in our dealer revenue and our OEM incentives revenue.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,936	$7,452
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.4%	9.2%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Cost of revenue increased $1.5 million or 19.9% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to a $0.9 million increase in employee related expenses, which includes $0.4 million in severance related costs, and a $0.7 million increase in data and licensing costs. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Sales and marketing expenses	$54,738	$48,418
Sales and marketing expenses as a percentage of revenues	64.0%	59.7%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Sales and marketing expenses increased $6.3 million or 13.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase primarily reflected a $3.9 million increase in employee related expenses, which were driven by an increase in headcount as well as $1.2 million in severance related costs, a $1.2 million increase in partner marketing and revenue share paid to affinity marketing partners, and a $0.8 million increase in branded media spend. We expect the dollar amount of sales and marketing expenses to continue to increase due to increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business and expand our product offerings.
Technology and Development Expenses

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Technology and development expenses	$15,654	$15,594
Technology and development expenses as a percentage of revenues	18.3%	19.2%
Capitalized software costs	$3,097	$3,511
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Technology and development expenses increased $0.1 million or 0.4% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in employee related expenses of $0.7 million, which includes $1.7 million in severance related costs being offset by a reduced headcount. This increase was partially offset by a decrease in stock-based compensation of $0.4 million.
Capitalized software costs decreased $0.4 million primarily due to a decrease of $0.6 million in third-party software costs, partially offset by a $0.2 million increase in internal capitalized software costs.

We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
General and Administrative Expenses

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
General and administrative expenses	$15,104	$13,481
General and administrative expenses as a percentage of revenues	17.6%	16.6%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. General and administrative expenses increased $1.6 million or 12.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in outsourced services of $1.7 million, partially offset by a decrease in stock-based compensation of $0.6 million. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Depreciation and amortization expenses	$6,415	$5,175
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Depreciation and amortization expenses increased $1.2 million or 24.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Interest Expense

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Interest expense	$—	$661
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Historically our interest expense primarily related to interest incurred on our lease financing obligation for our leased office spaces under build-to-suit lease accounting. Under the new leasing guidance adopted as of January 1, 2019, the build-to-suit leases are now classified as operating leases. As a result, we had no interest expense for the three months ended March 31, 2019 as compared to $0.7 million in the three months ended March 31, 2018. We do not expect to incur interest expense in the remaining quarters of 2019, unless we draw down on our credit facility or incur other forms of debt financing.

Benefit from / Provision for Income Taxes

	Three Months Ended March 31,

	2019	2018

	(dollars in thousands)
Provision for (benefit from) income taxes	$101	$(61)
Our provision for income taxes for the three months ended March 31, 2019 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the three months ended March 31, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of our tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.
Liquidity and Capital Resources
At March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $179.9 million.
We have incurred cumulative losses of $391.5 million from our operations through March 31, 2019, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts, and costs related to potential acquisitions to further expand our business and product offerings. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at March 31, 2019. The amount available under the amended credit facility at March 31, 2019 was $31.0 million, reduced for the letters of credit issued and outstanding under the subfacility of $4.0 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2019	2018

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$7,581	$3,443
Net cash used in investing activities	(26,079)	(5,332)
Net cash provided by financing activities	2,268	(51)
Net increase in cash and cash equivalents	$(16,230)	$(1,940)
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the three months ended March 31, 2019 was $7.6 million. This was primarily due to our net loss of $14.4 million, which, adjusted for non-cash items, including stock-based compensation expense of $8.6 million, depreciation and amortization expense of $6.4 million, and amortization of lease right-of-use assets of $1.5 million resulted in $2.6 million in cash provided by operations. Net cash provided by operations also reflected an increase of $4.9 million related to changes in operating assets and liabilities.
The $4.9 million increase related to changes in operating assets and liabilities primarily reflected a decrease in accounts receivable of $9.0 million primarily related to the timing of billings to and payments from OEMs and an increase in accrued expenses and other current liabilities of $5.5 million primarily related to increased accrued marketing fees and outsourced services. These sources of cash were partially offset by a decrease in accounts payable of $5.6 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, an increase in other current assets of $3.5 million primarily related to an increase in insurance-related receivables, and a decrease in operating lease liabilities of $1.4 million.
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
Cash used in investing activities of $26.1 million for the three months ended March 31, 2019 resulted from a $23.2 million equity method investment as well as $2.7 million of investments in software and $0.2 million of investments in computer hardware.
Cash used in investing activities of $5.3 million for the three months ended March 31, 2018 resulted from $3.3 million of investments in software, $1.5 million of investments in furniture, leasehold, and facility improvements, and $0.5 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $2.3 million for the three months ended March 31, 2019 reflects $2.8 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $0.5 million.
Cash used in financing activities of $0.1 million for the three months ended March 31, 2018 reflects taxes paid for the net share settlement of certain equity awards, net of proceeds from the exercise of stock options.
Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the three months ended March 31, 2019.

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
There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2019, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new leasing standard.
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
Interest Rate Risk
We had cash and cash equivalents of $179.9 million at March 31, 2019, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of March 31, 2019, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2019 our franchise dealer count was 12,675.
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
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or pay us a fee per vehicle sold to our users introduced to them through our platform. The quality of these leads is an important variable in the success of our business and depends on many factors, including the attractiveness of our car-buying experience and the efficiency of the algorithm that matches our users with TrueCar Certified Dealers, among others. If our lead quality declines, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first quarter of 2019. Negative developments in this metric, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
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
For example, in the second half of 2015, we experienced increased turnover in key executive positions, including our chief executive officer and president. Additionally, on February 1, 2018, Michael Guthrie resigned as our chief financial officer and was replaced on an interim basis by John Pierantoni, our former chief accounting officer, until he resigned effective April 1, 2019. Charles Thomas, our controller, has assumed the roles of principal financial officer and principal accounting officer until we complete our search process for a chief financial officer and a chief accounting officer. We face significant competition for executives with the qualifications and experience we are seeking. We can give no assurances concerning the timing or outcome of our search for a chief financial officer and a chief accounting officer.

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
In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer, product and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our product and technology teams are focusing on developing new products and features, replatforming our technology infrastructure and delivering a better experience to consumers, dealers and affinity group marketing partners and car manufacturers that offer incentive programs through our platform. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.
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

We have not been profitable since inception. We had an accumulated deficit of $391.5 million at March 31, 2019 and we experienced a net loss of $14.4 million in the three months ended March 31, 2019. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that have increased now that we are no longer an “emerging growth company.” For more information on our loss of “emerging growth company” status, refer to the risk factor below: “We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.” As a result of these increased expenditures, we will need to generate and sustain increased revenue to achieve and maintain profitability.
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

The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2018, 271,830 units, representing 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. In the three months ended March 31, 2019, 66,979 units, representing 29% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At March 31, 2019, USAA beneficially owned 9,042,990 shares, which represented 8.6% of our outstanding common stock.

Our affinity group marketing agreement with USAA extends through February 13, 2020, but we cannot assure you that it will be extended at the expiration of its current term on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website and in whether, and at what level, to subsidize a portion of its members’ borrowing costs for car loan products. Changes in USAA’s promotion and marketing have in the past and may in the future adversely affect the volume of user traffic we receive from USAA. For example, during the third quarter of 2017, USAA made changes to the user experience for its car-buying site that we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and the first half of 2018. Changes in our relationship with USAA, its promotion and marketing of our platform, its subvention of its members’ borrowing costs or future modifications of its car-buying site user experience could adversely affect our business and operating results in the future.
The failure to attract significant manufacturers to participate in our car manufacturer incentive programs, or to induce significant manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
In the three months ended March 31, 2019 and 2018, respectively, we derived approximately 4.9% and 5.5% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer. If we are unable to induce the manufacturers with which we currently have relationships to continue their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications represent an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $54.7 million and $48.4 million on sales and marketing during the three months ended March 31, 2019 and 2018, respectively.

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
In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. At any given time, USAA’s car-buying service may or may not be a priority relative to its other offerings. Consequently, changes in how USAA promotes and markets the car-buying site we maintain for them can affect, and have from time to time in the past affected, the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform. Should USAA or one or more of our other affinity group marketing partners decide to deemphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.
Failure to increase our revenue, or to reduce our sales and marketing expense or our technology and development expense as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense, or our technology and development expense, as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint seeks injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. Discovery in this matter has been completed. On January 19, 2018, we filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and April 11, 2018, the court held an evidentiary hearing on that motion, which it granted on May 9, 2018. On July 2, 2018, we filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part our motion, allowing the plaintiffs to pursue disgorgement of our profits on a deterrence theory but granting summary judgment to us on the other aspects of the plaintiffs’ claims. On April 9, 2019, we filed a motion for reconsideration of the court’s ruling. The court has not yet ruled on that motion. We believe that the portions of the amended complaint that survived our motion to dismiss and motion for summary judgment are without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In March 2018, Leon Milbeck filed a putative securities class action complaint in the U.S. District Court for the Central District of California naming us and one of our former officers as defendants, which we refer to as the Milbeck Federal Securities Litigation. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Securities Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period, which we refer to as the 2017 Registration Statement, as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted lead plaintiff’s motion for class certification and scheduled trial to begin on November 5, 2019. We believe that the amended complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2019, Dean Drulias filed a derivative action complaint nominally on behalf of the Company in the U.S. District Court for the Central District of California naming our chief executive officer Chip Perry, our former chief financial officer Michael Guthrie, our former interim chief financial officer John Pierantoni, our directors who signed the 2017 Registration Statement and USAA as defendants. The complaint alleges breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In April 2019, each of Ara Afarian and Shelley Niemi filed a derivative action complaint nominally on behalf of the Company in the U.S. District Court for the District of Delaware naming our chief executive officer Chip Perry, our former chief financial officer Michael Guthrie, our former interim chief financial officer John Pierantoni, our directors who signed the 2017 Registration Statement and USAA as defendants. Each complaint alleges breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also seeks rescission of certain contracts. On April 17, 2019, the two cases, and all similar cases originating in or transferred to the U.S. District Court for the District of Delaware, were consolidated into a single action bearing the caption In re TrueCar, Inc.

Shareholder Derivative Litigation. We believe that the complaints are without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, this type of lawsuit has been instituted against us in the form of the Milbeck Federal Securities Litigation and the related derivative lawsuits, the Mahapatra Federal Securities Litigation and the California State Court Securities Litigation. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from those alleged in the Milbeck Federal Securities Litigation and the related derivative lawsuits, the Mahapatra Federal Securities Litigation or the California State Court Securities Litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We will incur significant legal fees in our defense of the NY Lanham Act Litigation, the California Consumer Class Action and the Milbeck Federal Securities Litigation and the related derivative lawsuits and we may incur fees associated with additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  The legal fees arising from any or all of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website, both through organic search results and the purchase of car-related keywords. For example, when a user types an automobile into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our user base could slow, our user base could decline or we could attract a less in-market user base. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.
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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of ongoing legal challenges. Additionally, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. We cannot predict the outcome of those challenges or whether other states or governmental entities will respond to the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
In attempting to establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with Accu-Trade and certain of its affiliates, we have incurred $5.6 million in license fees and revenue share costs. We incurred $0.6 million in such license fees and revenue share costs in the three months ended March 31, 2019.

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
Further, in 2018, tariffs were imposed on certain imports of steel and aluminum into the United States. These tariffs are likely to increase the cost of manufacturing automobiles in the United States. Substantial tariffs have also been proposed on the importation into the United States of European automobiles, which represent a material portion of the new vehicles sold in the United States, and automobile parts from China. Each of these policies could materially increase the cost to U.S. consumers of new automobiles and thereby decrease the number of new vehicle sales in the United States, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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
We recently implemented a new enterprise resource planning, or ERP, software solution. If we do not successfully transition to this solution, our operations could be significantly disrupted.
We recently implemented a new ERP software solution. This project affected our business processes, information systems and internal controls, and required significant change management, investment in capital and personnel resources and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we continue to manage these changes, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of conducting business) and lost revenues. Difficulties in transitioning to a new ERP software solution could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations and financial condition.
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

We had goodwill and intangible assets of $95.2 million at March 31, 2019. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with our acquisitions or from other businesses we may seek to acquire in the future. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.
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
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending June 30, 2019, as well as the year ending December 31, 2019, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of March 31, 2019, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 89% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the three months ended March 31, 2019, the trading price of our common stock fluctuated from a low of $6.19 per share to a high of $10.39 per share. For the fiscal year ended December 31, 2018, the trading price of our common stock fluctuated from a low of $8.03 per share to a high of $14.55 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
At March 31, 2019, approximately 105.1 million shares of our common stock were outstanding. In addition, as of March 31, 2019, there were 14.0 million shares underlying options and 7.6 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
In January 2017, we filed a shelf registration statement on Form S-3, which we refer to as the 2017 Registration Statement. Under the 2017 Registration Statement, we may, from time to time, sell securities of any combination of common stock, preferred stock, debt securities, warrants, depositary shares, subscription rights or units at prices and on terms that we may determine up to a total dollar amount of $100 million, and certain of our stockholders may sell, from time to time, up to 20 million shares of common stock. The 2017 Registration Statement was declared effective by the SEC on February 6, 2017. On May 2, 2017, we effected an offering under the 2017 Registration Statement in which we sold 1.15 million shares of common stock and certain selling stockholders sold 9.2 million shares of common stock.
We or selling stockholders may periodically offer additional securities in amounts, at prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2017 Registration Statement are offered for sale, we will prepare and file with the SEC a prospectus supplement containing specific information about the terms of the offering.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 14.2 million shares (including vested options) as of March 31, 2019 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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

TRUECAR, INC.

Date:	May 10, 2019	By:	/s/ Chip Perry
Chip Perry
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Charles Thomas
Charles Thomas
VP, Controller
(Principal Financial Officer & Principal Accounting Officer)