Form 10-Q
period 2019-06-30
TrueCar, Inc.
filed 2019-08-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3807511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 1, 2019, 106,184,703 shares of the registrant’s common stock were outstanding.

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

•	our relationship with key industry participants, including car dealers and automobile manufacturers;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs and our ability to successfully monetize those products and services;

•	maintaining and expanding our customer base in key geographies, including our ability to increase the number of high-volume brand dealers in our network generally and in key geographies;

•	our relationship with the United Services Automobile Association, or USAA, our ability to negotiate an extension of our agreement with USAA and the terms on which such an extension can be secured;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•
our ability to successfully increase dealer subscription rates, and manage dealer churn, as the number of dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model;

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain a chief executive officer and fill other vacancies in our management team and integrate them and other recent additions into our management team;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our dealer, product and technology teams;

•	our continuing ability to provide customers access to our products;

•	our ability to maintain and scale our technical infrastructure and leverage the completion of our technology replatforming project to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•
the outcome, and effect on our business, of litigation to which we are a party, including our ability to settle any such litigation, the terms on which we reach any such settlement and the likelihood of obtaining final court approval of any such settlement, if required;

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

•	the continued expense and administrative workload associated with being a public company;

•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our plans to invest in new businesses, products, services and technologies, systems and infrastructure, including potential investments and acquisitions;

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

TRUECAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$176,565	$196,128
Accounts receivable, net of allowances of $4,781 and $3,382 at June 30, 2019 and December 31, 2018, respectively (includes related party receivables of $184 and $349 at June 30, 2019 and December 31, 2018, respectively)	49,286	47,760
Prepaid expenses	9,006	7,468
Other current assets	34,002	4,103
Total current assets	268,859	255,459
Property and equipment, net	32,282	61,511
Operating lease right-of-use assets	39,066	—
Goodwill	73,311	73,311
Intangible assets, net	20,353	23,451
Equity method investment	22,901	—
Other assets	4,738	7,228
Total assets	$461,510	$420,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,225 and $5,039 at June 30, 2019 and December 31, 2018, respectively)	$20,400	$26,305
Accrued employee expenses	10,361	4,349
Operating lease liabilities, current	6,933	—
Accrued expenses and other current liabilities (includes related party accrued expenses of $2,151 and $218 at June 30, 2019 and December 31, 2018, respectively)	49,387	10,908
Total current liabilities	87,081	41,562
Deferred tax liabilities	695	568
Lease financing obligations, net of current portion	—	22,987
Operating lease liabilities, net of current portion	39,851	—
Other liabilities	2,484	9,290
Total liabilities	130,111	74,407
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2019 and December 31, 2018; 105,895,609 and 104,337,508 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	746,986	720,025
Accumulated deficit	(415,597)	(373,482)
Total stockholders’ equity	331,399	346,553
Total liabilities and stockholders’ equity	$461,510	$420,960
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (includes related party contra revenue of $345 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $509 and $0 for the six months ended June 30 2019 and 2018, respectively)	$88,075	$87,850	$173,657	$168,911
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $289 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $423 and $0 for the six months ended June 30, 2019 and 2018, respectively)	8,332	7,752	17,268	15,204
Sales and marketing (includes related party expenses of $5,749 and $5,277 for the three months ended June 30, 2019 and 2018, respectively, and $11,222 and $9,818 for the six months ended June 30, 2019 and 2018, respectively)	60,233	52,014	114,971	100,432
Technology and development	16,045	15,694	31,699	31,288
General and administrative	21,382	13,494	36,486	26,975
Depreciation and amortization	6,767	5,641	13,182	10,816
Total costs and operating expenses	112,759	94,595	213,606	184,715
Loss from operations	(24,684)	(6,745)	(39,949)	(15,804)
Interest income	966	750	1,967	1,354
Interest expense	—	(662)	—	(1,323)
Loss from equity method investment	(273)	—	(273)	—
Loss before income taxes	(23,991)	(6,657)	(38,255)	(15,773)
Provision for (benefit from) income taxes	69	(35)	170	(96)
Net loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)

Net loss per share, basic and diluted	$(0.23)	$(0.07)	$(0.37)	$(0.16)
Weighted average common shares outstanding, basic and diluted	105,485	101,150	105,139	100,862
Other comprehensive loss:
Comprehensive loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867
Net loss	—	—	—	(24,060)	(24,060)
Stock-based compensation	—	—	16,061	—	16,061
Shares withheld for employee taxes, net of shares issued in connection with employee stock plans	776,563	—	(469)	—	(469)
Balance at June 30, 2019	105,895,609	$10	$746,986	$(415,597)	$331,399

	Six Months Ended June 30, 2018
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(9,055)	(9,055)
Stock-based compensation	—	—	9,431	—	9,431
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	468,809	—	(166)	—	(166)
Balance at March 31, 2018	100,897,465	$10	$673,457	$(354,216)	$319,251
Net loss	—	—	—	(6,622)	(6,622)
Stock-based compensation	—	—	9,445	—	9,445
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	708,935	—	1,905	—	1,905
Balance at June 30, 2018	101,606,400	$10	$684,807	$(360,838)	$323,979
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(38,425)	$(15,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,182	10,818
Deferred income taxes	127	(120)
Bad debt expense and other reserves	485	811
Stock-based compensation	24,191	18,069
Increase in the fair value of contingent consideration liability	150	—
Amortization of lease right-of-use assets	2,944	—
Loss from equity method investment	273	—
Non-cash interest expense on lease financing obligation	—	218
Impairment or write-off and loss on disposal of finite-lived assets	1,139	143
Changes in operating assets and liabilities:
Accounts receivable	(2,011)	(4,491)
Prepaid expenses	(2,538)	(2,882)
Other current assets	(29,711)	(787)
Other assets	1,406	(835)
Accounts payable	(5,777)	(232)
Accrued employee expenses	5,905	106
Operating lease liabilities	(3,064)	—
Accrued expenses and other liabilities	39,047	3,033
Other liabilities	(99)	393
Net cash provided by operating activities	7,224	8,567
Cash flows from investing activities
Purchase of property and equipment	(5,405)	(9,615)
Cash paid for equity method investment	(23,174)	—
Net cash used in investing activities	(28,579)	(9,615)
Cash flows from financing activities
Proceeds from exercise of common stock options	2,835	3,196
Taxes paid related to net share settlement of equity awards	(1,043)	(1,423)
Net cash provided by financing activities	1,792	1,773
Net (decrease) increase in cash and cash equivalents	(19,563)	725
Cash and cash equivalents at beginning of period	196,128	197,762
Cash and cash equivalents at end of period	$176,565	$198,487
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	978	807
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	245	554
Proceeds receivable from exercise of stock options included in other current assets	—	1
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	—	29
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
Through its subsidiary TCDS, the Company provides its TrueCar Trade product, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. In addition, through TCDS, the Company acted as an agent for DealerSync, Inc. (“DealerSync”) until June 2019 and in that capacity offered dealers its products and services, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.
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
Segments
The Company has one operating segment. During the first quarter of 2019, the Company’s chief operating decision maker (“CODM”) was the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Effective April 1, 2019, the Company’s Interim Chief Financial Officer and Chief Accounting Officer resigned from his positions. From April 1, 2019, through May 31, 2019, the Company’s CODM was solely comprised of the President and Chief Executive Officer until his resignation on May 31, 2019. From June 1, 2019 through June 16, 2019, the CODM was comprised of the Interim President and Chief Executive Officer. Upon the hiring of the Chief Financial Officer on June 17, 2019 and through June 30, 2019, the CODM was comprised of both the Interim President and Chief Executive Officer and the Chief Financial Officer. During the three months ended June 30, 2019, the Company’s operations were managed based on consolidated financial information for purposes of evaluating financial performance and allocating resources by the various CODM in place.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Equity Method Investment
On February 8, 2019, the Company acquired 20% of the outstanding equity interests of Accu-Trade, LLC, a Delaware limited liability company (“Accu-Trade”), from R.M. Hollenshead Auto Sales & Leasing, Inc., a Florida corporation (“RHAS”), Robert M. Hollenshead (“Hollenshead”) and Jeffrey J. Zamora (“Zamora” and, together with RMHS and Hollenshead, the “Sellers”), pursuant to a Membership Interest Purchase Agreement, dated as of February 8, 2019 (the “Purchase Agreement”), by and among Accu-Trade, RMHS, Hollenshead, Zamora and the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company paid the Sellers $17.9 million in cash consideration and made a $5 million capital contribution to Accu-Trade. The Company recognizes its proportional share of the income or loss from the equity method investment on a one-quarter lag due to the timing and availability of financial information from Accu-Trade.
Included in the initial carrying value of $22.9 million, which represents the fair value on the transaction date, was a basis difference of $21.0 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of Accu-Trade. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the losses of Accu-Trade and amortization of the basis difference. The Company amortizes its basis difference between the estimated fair value and the underlying book value of Accu-Trade’s technology and guarantor relationship over their respective useful lives using the straight-line method. The weighted-average life of these intangible assets is approximately 5 years.
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
Lease Costs
For the three and six months ended June 30, 2019, the Company recorded operating lease costs, excluding subleases, that were included in the consolidated statements of comprehensive loss as follows:

Operating lease costs recorded within:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cost of revenue	$192	$392
Sales and marketing	443	882
Technology and development	893	1,764
General and administrative	616	1,250
Total operating lease costs	$2,144	$4,288

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. For the three and six months ended June 30, 2019, the Company recorded lease costs, excluding subleases, of $2.1 million and $4.3 million, respectively. The Company made cash payments for operating leases of $2.4 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.7 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 7.2 years and weighted average discount rate of 5.6%. For its subleases, the Company recorded contra rent expense of $0.5 million for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, the Company recorded contra rent expense of $1.0 million related to its subleases.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at June 30, 2019 are as follows (in thousands):

Six months ended December 31, 2019 and years ended December 31,
2019	$3,929
2020	8,523
2021	7,152
2022	7,369
2023	7,628
Thereafter	22,561
Total lease payments	$57,162
Less: imputed interest	(10,378)
Total lease liabilities (discounted)	$46,784

Six months ended December 31, 2019 and year ended December 31, 2020	Sublease Income
2019	$(1,096)
2020	(1,299)
Total sublease income	$(2,395)

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for the Company’s operating leases at December 31, 2018, on an undiscounted basis, were as follows (in thousands):

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2019				At December 31, 2018
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$171,254	$—	$—	$171,254	$192,207	$—	$—	$192,207
Total Assets	$171,254	$—	$—	$171,254	$192,207	$—	$—	$192,207

Liabilities:
Contingent consideration, current	$—	$—	$2,352	$2,352	$—	$—	$—	$—
Contingent consideration, non-current	$—	$—	$2,275	$2,275	$—	$—	$4,477	$4,477
Total Liabilities	$—	$—	$4,627	$4,627	$—	$—	$4,477	$4,477

5.	Property and Equipment, net
Property and equipment consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Computer equipment, software, and internally developed software	$104,471	$99,204
Furniture and fixtures	4,762	4,758
Leasehold improvements	15,839	8,602
Capitalized facility leases	—	30,632
	125,072	143,196
Less: Accumulated depreciation	(92,790)	(81,685)
Total property and equipment, net	$32,282	$61,511

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
Included in the table above are property and equipment of $1.0 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $5.2 million and $4.7 million for the three months ended June 30, 2019 and 2018, respectively. Total depreciation and amortization expense of property and equipment was $10.1 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively.
Amortization of internal use capitalized software development costs was $3.9 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. Amortization of internal use capitalized software development costs was $7.3 million and $6.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At June 30, 2019, the Company was in compliance with the Credit Facility’s financial covenants.
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
At June 30, 2019, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.5 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.5 million.

7.	Commitments and Contingencies
Lease Exit Costs
The Company had historically accounted for exit and disposal activities through the use of a lease exit liability. Under the new leasing guidance, the remaining lease exit liability was eliminated and the remaining balance was included as an adjustment to reduce the ROU assets for the relevant properties. Refer to Note 3 for further details.
Reorganization and Executive Departures
In January 2019, the Company initiated and completed a restructuring plan (the “Reorganization Plan”) to improve efficiency and reduce expenses. The Company recorded severance costs of approximately $3.3 million in the first quarter of 2019 in connection with the Reorganization Plan. These costs were recorded within cost of revenue, sales and marketing, technology and development, and general and administrative expenses within the Company’s consolidated statements of comprehensive loss. The Company does not expect to incur significant additional charges in future periods related to this Reorganization Plan.
In the second quarter of 2019, the Company incurred severance costs totaling $4.6 million associated with the separations of executive-level employees including its former chief executive officer. Of the total, the Company recorded $0.4 million in sales and marketing, $0.9 million in technology and development and $3.3 million in general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the three and six months ended June 30, 2019.
The following table presents a roll forward of the severance liability for the six months ended June 30, 2019 (in thousands):

Severance Liability
Accrual at December 31, 2018	$—
Expense	7,871
Cash Payments	(3,180)
Accrual at June 30, 2019	$4,691

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

On March 9, 2015, the Company was named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation alleged that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint sought injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. On January 19, 2018, the Company filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and April 11, 2018, the court held an evidentiary hearing on that motion. On May 9, 2018, the court granted the Company’s motion to exclude testimony from the plaintiffs’ damages expert. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part the Company’s motion, allowing the plaintiffs to pursue disgorgement of the Company’s profits on a deterrence theory but granting summary judgment to the Company on the other aspects of the plaintiffs’ claims. On April 9, 2019, the Company filed a motion for reconsideration of the court’s ruling, which the court granted on July 12, 2019. As a result, the court granted the Company’s motion for summary judgment in its entirety as to the plaintiffs’ Lanham Act claim. In light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over the state-law claims alleged by the amended complaint and therefore dismissed them without prejudice, meaning that the state-law claims could be re-filed in state court at a later date. If any such claims are re-filed in state court, or if the plaintiffs appeal the dismissal of their federal claims, the Company intends to vigorously defend itself. The Company has not recorded an accrual related to this matter as of June 30, 2019, as it does not believe a loss is probable or reasonably estimable.
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on allegations that the Company was operating in the State of California as an unlicensed automobile dealer and autobroker as well as factual allegations similar to those asserted in the NY Lanham Act Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On January 12, 2016, the court entered an order staying all proceedings in the case pending an initial status conference, which was scheduled for April 13, 2016. On March 16, 2016, the case was reassigned to a different judge. As a result of that reassignment, the initial status conference was rescheduled for and held on May 26, 2016. By stipulation, the stay of discovery was continued until a second status conference, which was scheduled for October 12, 2016. On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 12, 2016, the court heard oral argument on the demurrer. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. At a status conference held on January 26, 2017, the court ruled that discovery could then proceed regarding matters related to class certification only. At a status conference held on July 25, 2017, the court set a deadline of January 8, 2018 for the filing of the plaintiff’s motion for class certification and provided that discovery could continue to proceed regarding matters related to class certification only at that time. Subsequently, the court extended to February 7, 2018 the deadline for the filing of plaintiff’s motion for class certification and for the completion of related discovery. On February 7, 2018, the plaintiff filed a motion for class certification. The court held a hearing on the plaintiff’s class certification motion on July 12, 2018 and denied the motion on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.

On March 30, 2018, the Company and one of its former officers were named as defendants in a putative securities class action filed by Leon Milbeck in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Exchange Act. The amended complaint also added our chief executive officer Chip Perry, our former interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period (the “2017 Registration Statement”) as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted lead plaintiff’s motion for class certification and scheduled trial to begin on November 5, 2019. On July 3, 2019, the lead plaintiff, the Company and the individual defendants notified the court that they had reached an agreement in principle to settle the outstanding claims in the Milbeck Federal Securities Litigation. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a classwide basis for $28.25 million, which will be covered by the Company’s directors’ and officers’ liability insurance. Later that day, the lead plaintiff filed an unopposed motion for preliminary approval of the proposed settlement, which the court has not yet granted. As of June 30, 2019, the proposed settlement amount and offsetting insurance receivable of $28.25 million are included in “Accrued expenses and other current liabilities” and “Other current assets” in the Company’s condensed consolidated balance sheets.

On March 6, 2019, the Company, its former chief executive officer Chip Perry, its former chief financial officer Michael Guthrie, its former interim chief financial officer John Pierantoni, its directors who signed the 2017 Registration Statement and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). The complaint alleges breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On June 13, 2019, the court granted the Company’s motion to stay the California Derivative Litigation pending the decision of the Judicial Panel on Multidistrict Litigation (the “JPML”) on the Company’s motion to transfer the California Derivative Litigation to the U.S. District Court for the District of Delaware to enable its consolidation with the Delaware Derivative Litigation. On July 31, 2019, the JPML denied the Company’s motion. The Company believes that the complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.

On April 1 and April 3, 2019, respectively, the Company, its former chief executive officer Chip Perry, its former chief financial officer Michael Guthrie, its former interim chief financial officer John Pierantoni, its directors who signed the 2017 Registration Statement and USAA were named as defendants in derivative actions filed by Ara Afarian and Shelley Niemi nominally on behalf of the Company in the U.S. District Court for the District of Delaware. The complaints allege breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and seek contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also seeks rescission of certain contracts. On April 17, 2019, the two cases, and all similar cases originating in or transferred to the U.S. District Court for the District of Delaware, were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation (the “Delaware Derivative Litigation”). On May 23, 2019, the Delaware Derivative Litigation was stayed pending the decision of the JPML on the Company’s motion that the California Derivative Litigation be transferred to the U.S. District Court for the District of Delaware to enable its consolidation with the Delaware Derivative Litigation. On July 31, 2019, the JPML denied the Company’s motion. The Company believes that the complaints are without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.
Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events such as involuntary terminations.

Indemnifications
In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial position, results of operations, or cash flows.

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2018	14,114,651	$12.32	7.0
Granted	2,022,047	7.06
Exercised	(355,147)	7.98
Forfeited/expired	(2,701,845)	12.96
Outstanding at June 30, 2019	13,079,706	$11.50	6.8

At June 30, 2019, total remaining stock-based compensation expense for unvested stock option awards was $17.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. For the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense for stock option awards of $6.9 million and $3.8 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense for stock option awards of $10.0 million and $8.4 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2018	5,375,963	$11.01
Granted	4,498,063	6.80
Vested	(1,704,577)	9.63
Forfeited	(1,468,517)	9.91
Non-vested — June 30, 2019	6,700,932	$8.77

At June 30, 2019, total remaining stock-based compensation expense for non-vested restricted stock units was $56.3 million, which is expected to be recognized over a weighted-average period of 3.0 years. The Company recorded $8.7 million and $5.2 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2019 and 2018, respectively. The Company recorded $14.2 million and $9.6 million in stock-based compensation for restricted stock units for the six months ended June 30, 2019 and 2018, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of revenue	$553	$443	$1,052	$741
Sales and marketing	4,716	3,543	8,188	6,670
Technology and development	3,463	2,698	5,409	5,051
General and administrative	6,824	2,288	9,542	5,607
Total stock-based compensation expense	15,556	8,972	24,191	18,069
Amount capitalized to internal software use	505	473	978	807
Total stock-based compensation cost	$16,061	$9,445	$25,169	$18,876

As referenced in Note 7, certain executive-level employees, including the Company’s former chief executive officer, separated from the Company in the second quarter of 2019. Benefits provided associated with these terminations include severance payments, acceleration of certain equity awards and extension of the exercise period for certain vested stock options. As a result of these termination benefits, the Company recognized $7.2 million in additional stock-based compensation expense for the three and six months ended June 30, 2019.

9.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2019 and an income tax benefit of $35 thousand for the three months ended June 30, 2018. The Company recorded income tax expense of $0.2 million for the six months ended June 30, 2019 and an income tax benefit $0.1 million for the six months ended June 30, 2018.
There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)
Weighted-average common shares outstanding	105,485	101,150	105,139	100,862
Net loss per share - basic and diluted	$(0.23)	$(0.07)	$(0.37)	$(0.16)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2019 and 2018 (in thousands):

	June 30,
	2019	2018

Options to purchase common stock	13,080	16,456
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	6,701	3,727
Total shares excluded from net loss per share	21,240	21,642

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at June 30, 2019 and December 31, 2018 of $0.2 million and $0.3 million, respectively. In addition, the Company had amounts due to USAA at June 30, 2019 and December 31, 2018 of $6.0 million and $5.3 million, respectively. The Company recorded sales and marketing expense of $5.7 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expense of $11.2 million and $9.8 million for the six months ended June 30, 2019 and 2018, respectively.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at June 30, 2019 of $0.4 million. The Company recognized contra-revenue of $0.3 million and cost of revenue of $0.3 million during the three months ended June 30, 2019 related to a software and data licensing agreement entered into with Accu-Trade. During the six months ended June 30, 2019, the Company recognized contra-revenue of $0.5 million and cost of revenue of $0.4 million.

12.	Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Dealer revenue	$78,977	$75,271	155,791	147,608
OEM incentives revenue	4,143	7,927	8,344	12,348
Forecasts, consulting and other revenue	4,955	4,652	9,522	8,955
Total revenues	$88,075	$87,850	$173,657	$168,911

Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at December 31, 2018 were transferred to accounts receivable during the six months ended June 30, 2019 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $3.4 million was recorded as of June 30, 2019 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like USAA and American Express; membership-based organizations like Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
Further, our subsidiary, TCDS, provides our TrueCar Trade product, which gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. In addition, through TCDS, we acted as an agent for DealerSync until June 2019 and in such capacity offered products and services developed by DealerSync, including a dealer website creation and management service and a software platform that assists dealers in managing, marketing and growing their business.
Additionally, in December 2018, we acquired DealerScience, which, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience from shopping to showroom.

During the three months ended June 30, 2019, we generated revenues of $88.1 million and recorded a net loss of $24.1 million. During the six months ended June 30, 2019, we generated revenues of $173.7 million and recorded a net loss of $38.4 million.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average Monthly Unique Visitors	7,229,910	7,763,112	7,164,380	7,784,160
Units(1)	249,856	250,269	482,637	479,986
Monetization	$333	$332	$340	$333
Franchise Dealer Count	12,681	12,368	12,681	12,368
Independent Dealer Count	4,014	3,166	4,014	3,166

(1)
We issued full credits of the amount originally invoiced with respect to 5,703 and 5,371 units during the three months ended June 30, 2019 and 2018, respectively. We issued full credits of the amount originally invoiced with respect to 14,609 and 10,505 units during the six months ended June 30, 2019 and 2018, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

Average Monthly Unique Visitors
We define a monthly unique visitor as an individual who has visited our website, our landing page on our affinity group marketing partner sites, or our mobile applications within a calendar month. We identify unique visitors through cookies for browser-based visits on either a desktop computer or mobile device and through device IDs for mobile application visits. In addition, if a TrueCar.com user logs in, we supplement their identification with their log-in credentials to attempt to avoid double counting on TrueCar.com across devices, browsers and mobile applications. If an individual accesses our service using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor, except where adjusted based upon TrueCar.com log-in information. We calculate average monthly unique visitors as the sum of the monthly unique visitors in a given period, divided by the number of months in the period. We view our average monthly unique visitors as a key indicator of the growth in our business and audience reach, the strength of our brand, and the visibility of car-buying services to the member base of our affinity group marketing partners.
The number of average monthly unique visitors decreased 6.9% to approximately 7.2 million in the three months ended June 30, 2019 from approximately 7.8 million in the same period of 2018. The number of average monthly unique visitors decreased 8.0% to approximately 7.2 million in the six months ended June 30, 2019 from approximately 7.8 million in the same period of 2018. The decrease was primarily due to changes in the search algorithms used by popular search engines reducing our organic traffic that started in the fourth quarter of 2018 and have continued into 2019.
Units
We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of TrueCar.com, our TrueCar-branded mobile applications or the car-buying sites and mobile applications we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the growth of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.
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

For the three and six months ended June 30, 2019 as compared to June 30, 2018, total units remained fairly flat. The number of units decreased 0.2% to 249,856 in the three months ended June 30, 2019 from 250,269 in the three months ended June 30, 2018. The number of units increased 0.6% to 482,637 in the six months ended June 30, 2019 from 479,986 in the same period of 2018.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased slightly by 0.3% to $333 during the three months ended June 30, 2019 from $332 for the same period of 2018, primarily as a result of growth in revenue from new dealer products, which no incremental units are generated, offset by a decline in OEM revenue. Our monetization increased 2.1% to $340 during the six months ended June 30, 2019 from $333 for the same period of 2018, primarily as a result of growth in our new dealer products revenue. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,681 at June 30, 2019, an increase from 12,368 at June 30, 2018, and an increase from 12,674 at December 31, 2018. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period-over-period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high-volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,014 at June 30, 2019, an increase from 3,166 at June 30, 2018, and an increase from 3,655 at December 31, 2018.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net (loss) income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, changes in the fair value of contingent consideration, and income taxes. We define Non-GAAP net (loss) income as net loss adjusted to exclude stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, and changes in the fair value of contingent consideration. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net (loss) income to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net (loss) income should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net (loss) income measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net (loss) income in the same manner as we calculate these measures.
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

•	neither Adjusted EBITDA nor Non-GAAP net (loss) income reflects severance charges associated with the departures of certain of our former executives in the second quarter of 2019;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)
Non-GAAP adjustments:
Interest income	(966)	(750)	(1,967)	(1,354)
Interest expense	—	662	—	1,323
Depreciation and amortization	6,767	5,641	13,182	10,816
Stock-based compensation (1)	15,556	8,972	24,191	18,069
Loss from equity method investment	273	—	273	—
Certain litigation costs (2)	351	862	1,279	1,661
Executive departure costs (3)	4,681	—	4,681	—
Restructuring charges (4)	—	—	3,280	—
Transaction costs (5)	832	—	1,926	—
Change in the fair value of contingent consideration	150	—	150	—
Provision for (benefit from) income taxes	69	(35)	170	(96)
Adjusted EBITDA	$3,653	$8,730	$8,740	$14,742

(1)
The excluded amounts included stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

(2)
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

(3)
The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million in the second quarter of 2019, as well as related recruiting fees of $0.1 million for the search for a new chief executive officer. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.  We expect to incur an additional $0.4 million in executive recruiting fees in the second half of 2019.

(4)
The excluded amounts represent charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Adjusted EBITDA presented in previous filings to reflect the exclusion of such expenses in future filings that present Adjusted EBITDA figures for such three-month period.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP net (loss) income:
Net loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)
Non-GAAP adjustments:
Stock-based compensation (1)	15,556	8,972	24,191	18,069
Loss from equity method investment	273	—	273	—
Certain litigation costs (2)	351	862	1,279	1,661
Executive departure costs (3)	4,681	—	4,681	—
Restructuring charges (4)	—	—	3,280	—
Transaction costs (5)	832	—	1,926	—
Change in the fair value of contingent consideration	150	—	150	—
Non-GAAP net (loss) income (6)	$(2,217)	$3,212	$(2,645)	$4,053

(1)
The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

(2)
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

(3)
The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million in the second quarter of 2019, as well as related recruiting fees of $0.1 million for the search for a new CEO. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.  We expect to incur an additional $0.4 million in executive recruiting fees in the second half of 2019.

(4)
The excluded amounts represent charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Non-GAAP net (loss) income presented in previous filings to reflect the exclusion of such expenses in future filings that present Non-GAAP net (loss) income figures for such three-month period.

(6)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net (loss) income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at June 30, 2019 and 2018.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2019 and December 31, 2018, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the three and six months ended June 30, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets. Our benefit for income taxes for the three and six months ended June 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues	$88,075	$87,850	$173,657	$168,911
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,332	7,752	17,268	15,204
Sales and marketing	60,233	52,014	114,971	100,432
Technology and development	16,045	15,694	31,699	31,288
General and administrative	21,382	13,494	36,486	26,975
Depreciation and amortization	6,767	5,641	13,182	10,816
Total costs and operating expenses	112,759	94,595	213,606	184,715
Loss from operations	(24,684)	(6,745)	(39,949)	(15,804)
Interest income	966	750	1,967	1,354
Interest expense	—	(662)	—	(1,323)
Loss from equity method investment	(273)	—	(273)	—
Loss before income taxes	(23,991)	(6,657)	(38,255)	(15,773)
Provision for (benefit from) income taxes	69	(35)	170	(96)
Net loss	$(24,060)	$(6,622)	$(38,425)	$(15,677)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$3,653	$8,730	$8,740	$14,742
Non-GAAP net income	$(2,217)	$3,212	$(2,645)	$4,053
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(in thousands)
Dealer revenue	$78,977	$75,271	$155,791	$147,608
OEM incentives revenue	4,143	7,927	8,344	12,348
Forecasts, consulting and other revenue	4,955	4,652	9,522	8,955
Revenues	$88,075	$87,850	$173,657	$168,911
Three months ended June 30, 2019 compared to three months ended June 30, 2018. The increase in our revenues of $0.2 million, or 0.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily reflected an increase in our dealer revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.7%, 4.7%, and 5.6%, respectively, of revenues for the three months ended June 30, 2019 as compared to 85.7%, 9.0%, and 5.3%, respectively, for the same period in 2018. The increase of $3.7 million in dealer revenue for the three months ended June 30, 2019 primarily reflected a 0.3% increase in monetization, along with increases within newer revenue streams of $2.5 million due to our Trade and DealerScience products. The decrease of $3.8 million in OEM incentives revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients for the three months ended June 30, 2019. Forecasts, consulting and other revenue for the three months ended June 30, 2019 remained materially consistent with the same period in 2018. For 2019, we expect our annual revenue to remain flat as compared to the prior year as we continue to improve our consumer experience.

Six months ended June 30, 2019 compared to six months ended June 30, 2018. The increase in our revenues of $4.7 million, or 2.8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily reflected an increase in our dealer revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.7%, 4.8%, and 5.5%, respectively, of revenues for the six months ended June 30, 2019 as compared to 87.4%, 7.3%, and 5.3%, respectively, for the same period of 2018. The increase of $8.2 million in dealer revenue for the six months ended June 30, 2019 primarily reflected a 2.1% increase in monetization, along with increases within newer revenue streams of $4.7 million due to our Trade and DealerScience products. The decrease of $4.0 million in OEM incentive revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients for the six months ended June 30, 2019. Forecasts, consulting and other revenue for the six months ended June 30, 2019 remained materially consistent with the same period in 2018.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,332	$7,752	$17,268	$15,204
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.5%	8.8%	9.9%	9.0%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Cost of revenue increased $0.6 million, or 7.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to a $0.2 million increase in data and licensing costs and a $0.1 million increase in stock-based compensation. Although we expect our cost of revenue to increase in dollar amount, we believe that the nature of our cost structure will enable us to realize operating leverage in our business over time.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Cost of revenue increased $2.1 million, or 13.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a $0.9 million increase in employee-related expenses and a $0.8 million increase in data and licensing costs.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Sales and marketing expenses	$60,233	$52,014	$114,971	$100,432
Sales and marketing expenses as a percentage of revenues	68.4%	59.2%	66.2%	59.5%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Sales and marketing expenses increased $8.2 million, or 15.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase primarily reflected a $2.9 million increase in branded media spend, a $1.9 million increase in employee-related expenses primarily due to increased headcount, a $2.2 million increase in partner marketing and revenue share paid to affinity marketing partners, and a $1.2 million increase in stock-based compensation. We expect the dollar amount of sales and marketing expenses to continue to increase due to increased media production costs, television and radio advertising, digital customer acquisition costs, affinity group marketing partner fees, and marketing programs as we grow our business and expand our product offerings.

Six months ended June 30, 2019 compared to six months ended June 30, 2018. Sales and marketing expenses increased $14.5 million, or 14.5%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase primarily reflected a $5.8 million increase in employee-related expenses primarily due to increased headcount, a $3.8 million increase in branded media spend, a $3.4 million increase in partner marketing and revenue share paid to affinity marketing partners, and a $1.5 million increase in stock-based compensation.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Technology and development expenses	$16,045	$15,694	$31,699	$31,288
Technology and development expenses as a percentage of revenues	18.2%	17.9%	18.3%	18.5%
Capitalized software costs	$2,992	$4,037	$6,089	$7,548
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Technology and development expenses increased $0.4 million, or 2.2%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in stock-based compensation of $0.8 million, partially offset by a decrease in employee-related expenses of $0.3 million.
Capitalized software costs decreased $1.0 million primarily due to a decrease of $0.6 million in third-party software costs and a $0.4 million decrease in internal capitalized software costs.
We expect our technology and development expenses to increase in dollar amount as we continue to increase our developer headcount to invest in our products, expand the functionality of our platform, and provide new product offerings. We also expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Technology and development expenses increased $0.4 million, or 1.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in employee-related expenses of $0.5 million and an increase in stock-based compensation of $0.4 million, partially offset by a decrease in outsourced services of $0.4 million.
Capitalized software costs decreased $1.5 million primarily due to a decrease of $1.3 million in third-party software costs.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
General and administrative expenses	$21,382	$13,494	$36,486	$26,975
General and administrative expenses as a percentage of revenues	24.3%	15.4%	21.0%	16.0%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. General and administrative expenses increased $7.9 million, or 58.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to a $4.5 million increase in stock-based compensation, the majority of which relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer in connection with his departure, a $3.2 million increase in severance costs associated with such departure, and a $0.7 million increase in outsourced services. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. General and administrative expenses increased $9.5 million, or 35.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to a $3.9 million increase in stock-based compensation, a $3.2 million increase in severance costs associated with the departure of our former chief executive officer, and a $2.4 million increase in outsourced services primarily due to increased legal fees.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Depreciation and amortization expenses	$6,767	$5,641	$13,182	$10,816
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Depreciation and amortization expenses increased $1.1 million, or 20.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is primarily due to a $0.6 million increase related to the intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.4 million increase associated with the reclass of certain build-to-suit assets to leasehold improvements upon the adoption of the new lease guidance in January 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Depreciation and amortization expenses increased $2.4 million, or 21.9%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is primarily due to a $1.2 million increase related to the intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.7 million increase associated with the reclass of certain build-to-suit assets to leasehold improvements upon the adoption of the new lease guidance in January 2019.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Interest expense	$—	$662	$—	$1,323
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Historically our interest expense primarily related to interest incurred on our lease financing obligation for our leased office spaces under build-to-suit lease accounting. Under the new lease guidance adopted as of January 1, 2019, the build-to-suit leases are now classified as operating leases. As a result, we had no interest expense for the three months ended June 30, 2019 as compared to $0.7 million in the three months ended June 30, 2018. We do not expect to incur interest expense in the remaining quarters of 2019, unless we draw down on our credit facility or incur other forms of debt financing.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. We had no interest expense for the six months ended June 30, 2019, as build-to-suit leases are now classified as operating leases under the new lease guidance. Interest expense was $1.3 million in the six months ended June 30, 2018, and primarily consisted of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces.
.

Benefit from / Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(dollars in thousands)
Provision for (benefit from) income taxes	$69	$(35)	$170	$(96)
Our provision for income taxes for the three and six months ended June 30, 2019 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the three and six months ended June 30, 2018 primarily reflects a decrease in valuation allowance in partial recognition of deferred tax assets associated with 2018 indefinite-lived net operating losses.
Liquidity and Capital Resources
At June 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $176.6 million.
We have incurred cumulative losses of $415.6 million from our operations through June 30, 2019, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts, and costs related to potential acquisitions to further expand our business and product offerings. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at June 30, 2019. The amount available under the amended credit facility at June 30, 2019 was $31.5 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.5 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2019	2018

Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$7,224	$8,567
Net cash used in investing activities	(28,579)	(9,615)
Net cash provided by financing activities	1,792	1,773
Net increase in cash and cash equivalents	$(19,563)	$725
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the six months ended June 30, 2019 was $7.2 million. This was primarily due to our net loss of $38.4 million, which, adjusted for non-cash items, primarily including stock-based compensation expense of $24.2 million, depreciation and amortization expense of $13.2 million, and amortization of lease right-of-use assets of $2.9 million, resulted in $4.1 million in cash provided by operations. Net cash provided by operations also reflected an increase of $3.2 million related to changes in operating assets and liabilities.
The $3.2 million increase related to changes in operating assets and liabilities primarily reflected an increase in accrued expenses and other current liabilities of $39.0 million primarily related to a proposed legal settlement of approximately $28.3 million that will be covered by applicable directors’ and officers’ liability insurance and an increase in accrued employee expenses of $5.9 million primarily related to severance. These sources of cash were partially offset by an increase in other current assets of $29.7 million related to a $28.3 million insurance receivable associated with the aforementioned proposed legal settlement that will be covered by liability insurance, a decrease in accounts payable of $5.8 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $3.1 million, and an increase in prepaid expenses of $2.5 million primarily related to software expenses and hosting fees.
Cash provided by operating activities for the six months ended June 30, 2018 was $8.6 million. This was primarily due to our net loss of $15.7 million, which, adjusted for non-cash items, primarily including stock-based compensation expense of $18.1 million and depreciation and amortization expense of $10.8 million, resulted in $14.3 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $5.7 million related to changes in operating assets and liabilities.
The $5.7 million decrease related to changes in operating assets and liabilities primarily reflected an increase in accounts receivable of $4.5 million primarily related to the timing of billings to and payments from OEMs; an increase in prepaid expenses of $2.9 million primarily related to an increase in prepaid marketing, insurance, and other costs; an increase in other current assets of $0.8 million primarily related to an increase in the contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales; and an increase in other assets of $0.8 million primarily related to a long-term prepayment for cloud computing services. These uses of cash were partially offset by an increase in accrued expenses and other liabilities of $3.0 million primarily due to increased accrued marketing fees.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $28.6 million for the six months ended June 30, 2019 resulted primarily from a $23.2 million equity method investment as well as $5.1 million of investments in software and $0.3 million of investments in computer hardware.
Cash used in investing activities of $9.6 million for the six months ended June 30, 2018 resulted primarily from $6.9 million of investments in software, $2.0 million of investments in furniture, leasehold, and facility improvements, and $0.7 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2019 reflects $2.8 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $1.0 million.
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2018 reflected $3.2 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards of $1.4 million.
Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the six months ended June 30, 2019.

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
There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2019, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new lease standard.
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
Interest Rate Risk
We had cash and cash equivalents of $176.6 million at June 30, 2019, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of June 30, 2019, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of April 1, 2019, we implemented a new enterprise resource planning (“ERP’) system, by transitioning certain of our operations, including the general ledger, to the new ERP system. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system and to take advantage of the increased functionality of the new system.

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
Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow and to optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers, increase the number of dealers representing high-volume brands and grow the overall number of dealers in our network is an important factor in growing our business.
As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or “MAAP,” guidelines. If a manufacturer takes the position that its MAAP guidelines apply to prices provided by a TrueCar Certified Dealer to our users and the dealer submits a price to a user that falls below the applicable MAAP guidelines, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers impedes our ability to grow our dealer network. Although an increasing number of manufacturers have begun introducing MAAP guidelines recently, and we have implemented certain changes designed to accommodate these guidelines, it is unclear whether we will continue to be able to do so without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, state dealership associations maintain significant influence over the dealerships in their states as lobbying groups and as thought leaders. To the extent that these associations view us in a negative light, our reputation with car dealers in the corresponding states may be negatively affected. If our relationships with car manufacturers or state dealership associations suffer, our ability to maintain and grow the number of car dealers in our network would be harmed.
Further, in 2018, approximately 35% of our unit volume was subject to pay-per-sale billing arrangements, with the remaining units being subject to subscription billing arrangements. If the number of TrueCar Certified Dealers on subscription billing arrangements continues to increase relative to those on a pay-per-sale billing model, the growth of our business could become more dependent on our ability to increase dealer subscription rates, as rising unit volumes at dealers on subscription billing arrangements do not automatically result in higher revenues. If we are unable to convince subscription-based dealers of our value proposition, we could be unable to increase dealer subscription rates even if our unit volume increases, which could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2019 our franchise dealer count was 12,681.
TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours. Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which may have the effect of diluting our dealer value proposition. If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network might not grow and could decline.
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
The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. We cannot assure you that we will be able to provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline and prevent us from effectively monetizing our user traffic. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
We believe that our ability to provide a compelling car-buying experience is dependent on a number of factors, including:

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
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or pay us a fee per vehicle sold to our users introduced to them through our platform. The quality of these leads is an important variable in the success of our business and depends on many factors, including the attractiveness of our car-buying experience and the efficiency of the algorithm that matches our users with TrueCar Certified Dealers, among others. If our lead quality declines, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality[, and we observed an increase in this concern in the first quarter of 2019]. Negative developments in this metric, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer sales and services. As a result of this turnover, our remaining management team has taken on increased responsibilities, which could divert attention from key business areas, and several key management roles remain vacant.
Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and board and management attention needed to fill the vacant roles could disrupt our business. If we are unable to successfully identify and attract adequate replacements for the vacancies in our management roles in a timely manner, including the role of chief executive officer, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we are seeking. The search for replacements for these positions is also likely to result in significant recruiting and relocation costs, and we can give no assurances concerning the timing or outcome of our search for these replacements.
Further, we cannot guarantee that we will not face similar turnover in the future. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.
An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense and we face significant competition in hiring and retaining them and difficulties in attracting them to move to the Los Angeles area, where our headquarters are located and the cost of living is high. In addition, we expect to face increasing competition for talented individuals with automotive or technology experience within Southern California as the “Silicon Beach” area of Los Angeles County continues to develop. Moreover, we have in the past conducted reductions in force to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. We are also limited in our ability to recruit internationally by domestic immigration laws.
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of our stock-based incentive awards does not materialize, if our stock-based compensation is otherwise not viewed as a valuable benefit or if our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. Our ability to attract, retain and motivate employees could also be adversely affected by stock price volatility or negative publicity. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our growth in prior years may not be indicative of our future growth, and we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $353.6 million in 2018. However, our rate of revenue growth declined from 2017 to 2018 and may continue to be lower than it has been in past periods. In addition, our future revenue growth is dependent on our ability to:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

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

•
increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar-branded mobile applications, including by improving our search-engine optimization;

•	further improve the quality of our existing products and services, and introduce high-quality new products and services; and

•	introduce third-party ancillary products and services, including by integrating acquired companies like DealerScience and their products and services into our business.
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training, including the hiring of additional personnel in our dealer team;

•
technology and product development, including the hiring of additional personnel in our product development and technical teams, improvement of our software infrastructure and the development of new products and new features for existing products;

•	strategic partnerships, investments and acquisitions; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.
In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer, product and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our product and technology teams are focusing on developing new products and features empowered by the completion of the replatforming of our technology infrastructure and delivering a better experience to consumers, dealers and affinity group marketing partners and car manufacturers that offer incentive programs through our platform. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.
We may be unable to maintain or grow relationships with data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and dealers as well as the timeliness of the information, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers.
We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers; dealer management system, or DMS, data feed providers; data aggregators and integrators; survey companies; purveyors of registration data; and our affinity group marketing partners. In the circumstances in which we employ a pay-per-sale billing model, we use this data to match purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer so that we may collect a transaction fee from those dealers and recognize revenue from the related transactions.
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the circumstances in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases with users who obtained a Guaranteed Savings Certificate from a TrueCar Certified Dealer. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.
We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since inception. We had an accumulated deficit of $415.6 million at June 30, 2019 and we experienced a net loss of $38.4 million in the six months ended June 30, 2019. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may affect our ability to acquire users and dealers and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could seriously harm our business and cause the price of our common stock to decline.
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
Any adverse change in our relationship with United Services Automobile Association, or USAA, or the user experience on its car-buying site, could harm our business.
The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2018, 271,830 units, representing 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. In the six months ended June 30, 2019, 141,363 units, representing 29% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At June 30, 2019, USAA beneficially owned 9,054,239 shares, which represented 8.5% of our outstanding common stock.
Our affinity group marketing agreement with USAA extends through February 13, 2020, but we cannot assure you that it will be extended at the expiration of its current term on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website and in whether, and at what level, to subsidize a portion of its members’ borrowing costs for car loan products. Changes in USAA’s promotion and marketing, or the user experience on its website, have in the past and may in the future adversely affect the volume of user traffic we receive from USAA, the close rate of that traffic and, consequently, our revenues, results of operations and cash flows.
For example, during the third quarter of 2017, USAA made changes to the user experience for its car-buying site that we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and the first half of 2018. Additionally, USAA has informed us that it may be required to implement site changes that make it clearer to its members that they are interacting with a third-party website operated by us, which could adversely affect the volume of user traffic we receive from USAA. This change could be implemented as early as the second half of 2019. Changes in how USAA promotes and markets our platform, its subvention of its members’ borrowing costs or future modifications of its car-buying site and its user experience could adversely affect our business and operating results in the future.
The failure to attract significant manufacturers to participate in our car manufacturer incentive programs, or to induce significant manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
In the six months ended June 30, 2019 and 2018, respectively, we derived approximately 4.8% and 7.3% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
If we are not successful in increasing the number of dealers participating in our automotive trade-in program, expanding its geographic coverage, providing a compelling value proposition to consumers using our TrueCar Trade product, monetizing that product or integrating it into our consumer experience, our business and prospects could be adversely affected.
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

Further, the TrueCar Trade product is a relatively new offering. We cannot guarantee that the results we obtained during our pilot program can be replicated on a larger scale as we offer the product more broadly. If we are not able to increase the number of dealers who offer the TrueCar Trade product, expand its geographic coverage, provide a compelling value proposition to consumers who use the product, successfully monetize it or integrate it into our consumer experience, that failure would negatively impact our business, revenue, operating results and prospects.
The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
We believe that the TrueCar website and our TrueCar-branded mobile applications represent an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $115.0 million and $100.4 million on sales and marketing during the six months ended June 30, 2019 and 2018, respectively.

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
Failure to increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
State Motor Vehicle Sales, Advertising and Brokering Laws
The advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. If our products or services are determined not to comply with relevant regulatory requirements, we or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if dealers are uncertain about the applicability of those laws and regulations to our business, we may lose, or have difficulty increasing the number of, TrueCar Certified Dealers in our network, which would adversely affect our future growth.
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
From time to time, certain state authorities, dealer associations and others have taken the position that aspects of our products and services violate state brokering, “bird-dog” or advertising laws. When these allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In some instances, we have nevertheless been required to suspend all or certain aspects of our business operations in a state pending the resolution of these issues, the resolution of which included the payment of fines in 2011 and 2012 in an aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, state regulatory inquiries into the compliance of our products and services with state brokering, “bird-dog” and advertising laws intensified to a degree we had not previously experienced. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.
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

In March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York, which we refer to as the NY Lanham Act Litigation. The complaint sought injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. In July 2019, the court granted the Company’s motion for summary judgment as to the plaintiffs’ Lanham Act claim and, in light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over their state-law claims and therefore dismissed them without prejudice. For more information concerning this litigation, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
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
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleges that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint sought injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. On January 19, 2018, we filed a motion to exclude testimony from the plaintiffs’ damages expert. On April 10 and April 11, 2018, the court held an evidentiary hearing on that motion, which it granted on May 9, 2018. On July 2, 2018, we filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part our motion, allowing the plaintiffs to pursue disgorgement of our profits on a deterrence theory but granting summary judgment to us on the other aspects of the plaintiffs’ claims. On April 9, 2019, we filed a motion for reconsideration of the court’s ruling, which the court granted on July 12, 2019. As a result, the court granted our motion for summary judgment in its entirety as to the plaintiffs’ Lanham Act claim. In light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over the state-law claims alleged by the amended complaint and therefore dismissed them without prejudice, meaning that the state-law claims could be re-filed in state court at a later date. If any such claims are re-filed in state court, or if the plaintiffs appeal the dismissal of their federal claims, we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the ultimate outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In March 2018, Leon Milbeck filed a putative securities class action complaint in the U.S. District Court for the Central District of California naming us and one of our former officers as defendants, which we refer to as the Milbeck Federal Securities Litigation. The complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff. The lead plaintiff filed an amended complaint on August 24, 2018. The amended complaint reiterated the claims in the prior complaint and added claims under Section 11 of the Exchange Act. The amended complaint also added our former chief executive officer Chip Perry, our former interim chief financial officer John Pierantoni, our former chief financial officer Michael Guthrie and our underwriters and directors who signed the registration statement for our secondary offering that occurred during the class period, which we refer to as the 2017 Registration Statement, as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification and scheduled trial to begin on November 5, 2019. On July 3, 2019, we, the lead plaintiff and the individual defendants notified the court that we had reached an agreement in principle to settle the outstanding claims in the Milbeck Federal Securities Litigation. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a classwide basis for $28.25 million, which will be covered by our directors’ and officers’ liability insurance. Later that day, the lead plaintiff filed an unopposed motion for preliminary approval of the proposed settlement, which the court has not yet granted. Although the court has not yet approved the settlement, and the ultimate outcome of this legal proceeding therefore remains uncertain, we do not believe that a loss is probable because we expect that any settlement amount will be covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2019, Dean Drulias filed a derivative action complaint nominally on behalf of the Company in the U.S. District Court for the Central District of California, which we refer to as the California Derivative Litigation, naming our former chief executive officer Chip Perry, our former chief financial officer Michael Guthrie, our former interim chief financial officer John Pierantoni, our directors who signed the 2017 Registration Statement and USAA as defendants. The complaint alleges breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On June 13, 2019, the court granted our motion to stay the California Derivative Litigation pending the decision of the Judicial Panel on Multidistrict Litigation, or JPML, on our motion to transfer the California Derivative Litigation to the U.S. District Court for the District of Delaware to enable its consolidation with the Delaware Derivative Litigation. On July 31, 2019, the JPML denied our motion. We believe that the complaint is without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In April 2019, each of Ara Afarian and Shelley Niemi filed a derivative action complaint nominally on behalf of the Company in the U.S. District Court for the District of Delaware naming our former chief executive officer Chip Perry, our former chief financial officer Michael Guthrie, our former interim chief financial officer John Pierantoni, our directors who signed the 2017 Registration Statement and USAA as defendants. Each complaint alleges breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and seeks contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also seeks rescission of certain contracts. On April 17, 2019, the two cases, and all similar cases originating in or transferred to the U.S. District Court for the District of Delaware, were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation, which we refer to as the Delaware Derivative Litigation. On May 23, 2019, the Delaware Derivative Litigation was stayed pending the decision of the JPML on our motion that the California Derivative Litigation be transferred to the U.S. District Court for the District of Delaware to enable its consolidation with the Delaware Derivative Litigation. On July 31, 2019, the JPML denied our motion. We believe that the complaints are without merit and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, this type of lawsuit has been instituted against us in the form of the Milbeck Federal Securities Litigation, the California Derivative Litigation and the Delaware Derivative Litigation, among others. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from those alleged in the Milbeck Federal Securities Litigation, the California Derivative Litigation or the Delaware Derivative Litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have incurred significant legal fees in our defense of certain of the matters referred to above and we may incur additional fees and other liabilities in connection with those matters that are still pending and any additional lawsuits that may be filed against us or one or more of our officers or directors hereafter.  Our insurance policies may not provide sufficient coverage to adequately mitigate the legal fees and potential liabilities arising from these matters and, even where fees and liabilities are covered by those policies, we may be unable to fully collect the insurance proceeds in a timely manner or at all. As a result, these fees and other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.
We face significant competition from companies that provide vehicle inventory listings, vehicle information, lead generation and car-buying services designed to reach consumers and enable dealers to reach these consumers.
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
The risks we face in connection with our acquisitions and investments include:

•	diversion of management time and focus from operating our business to addressing acquisition integration or investment management challenges;

•	additional operating losses and expenses of the business we acquired or in which we invested;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired business’s users to our website and mobile applications;

•	retention of employees from the acquired business;

•	cultural and other challenges associated with integrating employees from the acquired business into our organization;

•	integration of the acquired business’s accounting, management information, human resources, legal and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of intangibles or other assets acquired, or write-downs of investments, that may have an adverse effect our operating results in a given period;

•	the risks associated with the business, product or technology we acquired or invested in, which may differ from or be more significant than the risks our business faces;

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions or investments could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or amortization expenses; or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions or investments may not materialize.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. Further, on February 1, 2019, the U.S. Court of Appeals for the D.C. Circuit heard oral argument in Mozilla v. FCC, a case challenging the FCC’s repeal of the Federal Net Neutrality Regulations. Additionally, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. We cannot predict the outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our approach to data privacy and security issues and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and use of our products and services and adversely affect our brand. These concerns could also diminish the trust of existing and potential affinity group marketing partners. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so could harm our business growth prospects and operating results.

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
In attempting to enhance our current product offerings and establish our new product offerings we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with Accu-Trade and certain of its affiliates, we have incurred $6.3 million in license fees and revenue share costs. We incurred $0.6 million in such license fees and revenue share costs in the six months ended June 30, 2019.

In addition, we may not successfully demonstrate the value of these expanded or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.

Additionally, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to technical standards, including accessibility standards, more stringent than those required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing the standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance.
We may make product and investment decisions that do not prioritize short-term financial results and may not produce the long-term benefits that we expect.
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
Our revenue trends are a reflection of consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues may be affected by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather or other significant events outside of our control.
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
In addition, some of our third-party partners, including developers, affinity group marketing partners and OEM partners, may receive or store information that we or our users provide. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. Such incidents or our efforts to remediate those incidents could have a material and adverse effect on our business, reputation or financial results.
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
There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Act. The California Act, which takes effect on January 1, 2020 but contains a “lookback” to January 1, 2019, will impose sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Similar legislation has also passed in other states, including Colorado, Maine and Utah. The potential effects of these states’ legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these state-level enactments.
Our business operations and data handling procedures are based on industry standards. We maintain and update privacy and information security policies and employ an audit and assurance program designed to ensure that we comply with privacy and security-related obligations to third parties. We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties or our privacy-related legal obligations, including those imposed by the California Act and other state privacy laws, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.
Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.
Our products and internal systems rely on software, including software developed or maintained internally or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of that software to store, retrieve, process and manage substantial amounts of data. The software on which we rely has contained, and may in the future contain, undetected errors, bugs or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for consumers, dealers and partners who use our products, delay product introductions or enhancements, result in targeting, measurement or billing errors, compromise our ability to protect consumers’, dealers’ and partners’ data and our intellectual property or lead to reductions in our ability to provide some or all of our products and services. In addition, any errors, bugs, vulnerabilities or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in service on our website or mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. As our consumer base and the number of TrueCar Certified Dealers continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy consumers’ and dealers’ needs. It is possible that we may not effectively scale and grow our technical infrastructure to accommodate these increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases with users who obtained a Guaranteed Savings Certificate and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
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
     Any transition of the cloud services currently provided by Amazon Web Services to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. We have built our software and computer systems to use computing, storage capabilities, bandwidth and other services provided by Amazon, some of which do not have a readily available alternative in the market. Given this, any significant disruption of or interference with our use of Amazon Web Services would negatively impact our operations and seriously harm our business.
If our users or partners are not able to access our products and services through Amazon Web Services or encounter difficulties in doing so, we may lose customers, TrueCar Certified Dealers, partners and revenue. The level of service provided by Amazon Web Services or similar providers may also impact our customers’, TrueCar Certified Dealers’ and partners’ usage of our products and services and satisfaction with us. If Amazon Web Services or similar providers experience interruptions in service regularly or for a prolonged period of time, or other similar issues, our business would be seriously harmed. Hosting costs also have increased and are likely to continue to increase as our user base and user engagement grow and may seriously harm our business if we are unable to grow our revenues faster than the cost of using the services of Amazon or similar providers.
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
Amazon has broad discretion to change and interpret its terms of service and other policies that apply to us, and those actions may be unfavorable to us. Amazon may also alter how we are able to process data on the Amazon Web Services platform. If Amazon makes changes or interpretations that are unfavorable to us, our business could be seriously harmed. Additionally, any disruption of or interference with the use of Amazon Web Services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to Amazon’s systems or in the infrastructure that allows us to connect to them for an extended period, may impact our ability to operate the business and could adversely impact our operations and our business.
We may experience difficulties with our new enterprise resource planning, or ERP, software solution.
We recently implemented a new ERP software solution. We committed significant resources to this new system, which went live on April 1, 2019, and it may take time for us to fully realize its functionality. As a result of the conversion process and during our initial use of the new system, we may experience delays or disruptions in the integration of our systems, procedures or controls. The policies and security measures established with this ERP system and our other information technology systems may be vulnerable to data breaches, cyber-attacks or fraud. We may also encounter errors in data, an inability to accurately process or record transactions or security or technical reliability issues. Any of these issues could harm our ability to conduct core operating functions such as processing invoices and recording and reporting financial information on a timely and accurate basis or impact our internal control compliance efforts, which could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations and financial condition.
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
We may from time to time face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities.
Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.
In addition, we use open-source software in our products and expect to use open-source software in the future. From time to time, we may face claims against companies that incorporate open-source software into their products, claiming ownership of, or demanding release of, the source code, the open-source software or derivative works that were developed using the software, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.
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
Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement internal controls effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would materially and adversely affect our results of operations.

We had goodwill and intangible assets of $93.7 million at June 30, 2019. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with businesses we acquire or in which we invest. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.
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
Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards.
Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although we believe that the Wayfair decision is unlikely to have a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.
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
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending September 30, 2019, as well as the year ending December 31, 2019, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2019, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 88% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the six months ended June 30, 2019, the trading price of our common stock fluctuated from a low of $5.02 per share to a high of $10.39 per share. For the fiscal year ended December 31, 2018, the trading price of our common stock fluctuated from a low of $8.03 per share to a high of $14.55 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
The market price of our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
At June 30, 2019, approximately 105.9 million shares of our common stock were outstanding. In addition, as of June 30, 2019, there were 13.1 million shares underlying options and 6.7 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 13.7 million shares (including vested options) as of June 30, 2019 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/AFile No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/AFile No. 333-195036	3.4	5/5/2014
10.1#	Separation Agreement and Release, dated March 20, 2019, by and between the Registrant and John Pierantoni.	Filed herewith
10.2#	Consulting Agreement, dated March 20, 2019, by and between the Registrant and John Pierantoni.	Filed herewith
10.3#	Employment Agreement, dated May 24, 2019, by and between the Registrant and Noel B. Watson.	Filed herewith
10.4#	Resignation Agreement, dated May 31, 2019, by and between the Registrant and Chip Perry.	Filed herewith
10.5#	Employment Agreement, dated as of July 15, 2019, by and between the Registrant and Simon Smith.	Filed herewith
10.6#	Separation Agreement and Release, dated July 18, 2019, by and between the Registrant and Chip Perry.	Filed herewith
10.7#	Consulting Agreement, dated July 18, 2019, by and between the Registrant and Chip Perry.	Filed herewith
10.8#	Separation Agreement and Release, dated July 19, 2019, by and between the Registrant and Robert T. McClung.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	August 9, 2019	By:	/s/ Michael Darrow
Michael Darrow
Interim President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Noel B. Watson
Noel B. Watson
Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)