Form 10-Q
period 2019-09-30
TrueCar, Inc.
filed 2019-11-07
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 1, 2019, 106,596,308 shares of the registrant’s common stock were outstanding.

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

•
our relationship with the United Services Automobile Association, or USAA, our ability to negotiate an extension of our partnership with USAA, the terms on which such an extension can be secured and the user experience on USAA’s car-buying site;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•	our ability to successfully increase dealer subscription rates, and manage dealer churn;

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain a chief executive officer and integrate him or her and other recent additions into our management team;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our product and technology teams;

•	our continuing ability to provide customers access to our products;

•	our ability to maintain and scale our technical infrastructure and leverage the completion of our technology replatforming project to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$172,463	$196,128
Accounts receivable, net of allowances of $6,247 and $3,382 at September 30, 2019 and December 31, 2018, respectively (includes related party receivables of $193 and $349 at September 30, 2019 and December 31, 2018, respectively)	45,607	47,760
Prepaid expenses	8,347	7,468
Other current assets	34,842	4,103
Total current assets	261,259	255,459
Property and equipment, net	30,949	61,511
Operating lease right-of-use assets	37,573	—
Goodwill	73,311	73,311
Intangible assets, net	18,807	23,451
Equity method investment	22,437	—
Other assets	4,247	7,228
Total assets	$448,583	$420,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $6,030 and $5,039 at September 30, 2019 and December 31, 2018, respectively)	$21,486	$26,305
Accrued employee expenses	6,216	4,349
Operating lease liabilities, current	6,383	—
Accrued expenses and other current liabilities (includes related party accrued expenses of $453 and $218 at September 30, 2019 and December 31, 2018, respectively)	43,138	10,908
Total current liabilities	77,223	41,562
Deferred tax liabilities	736	568
Lease financing obligations, net of current portion	—	22,987
Operating lease liabilities, net of current portion	38,340	—
Other liabilities	2,306	9,290
Total liabilities	118,605	74,407
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2019 and December 31, 2018; 106,492,395 and 104,337,508 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	753,217	720,025
Accumulated deficit	(423,249)	(373,482)
Total stockholders’ equity	329,978	346,553
Total liabilities and stockholders’ equity	$448,583	$420,960
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (includes related party contra revenue of $331 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $840 and $0 for the nine months ended September 30 2019 and 2018, respectively)	$90,555	$93,586	$264,212	$262,497
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $302 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $725 and $0 for the nine months ended September 30, 2019 and 2018, respectively)	8,391	7,737	25,659	22,941
Sales and marketing (includes related party expenses of $6,279 and $6,514 for the three months ended September 30, 2019 and 2018, respectively, and $17,501 and $16,332 for the nine months ended September 30, 2019 and 2018, respectively)	57,961	57,031	172,932	157,463
Technology and development	13,027	15,345	44,726	46,633
General and administrative	13,018	14,030	49,504	41,005
Depreciation and amortization	6,145	5,992	19,327	16,808
Total costs and operating expenses	98,542	100,135	312,148	284,850
Loss from operations	(7,987)	(6,549)	(47,936)	(22,353)
Interest income	855	888	2,822	2,242
Interest expense	—	(662)	—	(1,985)
Loss from equity method investment	(464)	—	(737)	—
Loss before income taxes	(7,596)	(6,323)	(45,851)	(22,096)
Provision for (benefit from) income taxes	56	(72)	226	(168)
Net loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)

Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.44)	$(0.22)
Weighted average common shares outstanding, basic and diluted	106,239	102,765	105,510	101,503
Other comprehensive loss:
Comprehensive loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867
Net loss	—	—	—	(24,060)	(24,060)
Stock-based compensation	—	—	16,061	—	16,061
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	776,563	—	(469)	—	(469)
Balance at June 30, 2019	105,895,609	$10	$746,986	$(415,597)	$331,399
Net loss	—	—	—	(7,652)	(7,652)
Stock-based compensation	—	—	7,622	—	7,622
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	596,786	—	(1,391)	—	(1,391)
Balance at September 30, 2019	106,492,395	$10	$753,217	$(423,249)	$329,978
 See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(9,055)	(9,055)
Stock-based compensation	—	—	9,431	—	9,431
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	468,809	—	(166)	—	(166)
Balance at March 31, 2018	100,897,465	$10	$673,457	$(354,216)	$319,251
Net loss	—	—	—	(6,622)	(6,622)
Stock-based compensation	—	—	9,445	—	9,445
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	708,935	—	1,905	—	1,905
Balance at June 30, 2018	101,606,400	$10	$684,807	$(360,838)	$323,979
Net loss	—	—	—	(6,251)	(6,251)
Stock-based compensation	—	—	10,798	—	10,798
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,212,948	—	15,316	—	15,316
Balance at September 30, 2018	103,819,348	$10	$710,921	$(367,089)	$343,842
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(46,077)	$(21,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,357	16,808
Deferred income taxes	168	(207)
Bad debt expense and other reserves	827	1,240
Stock-based compensation	31,382	28,316
Increase in the fair value of contingent consideration liability	225	—
Amortization of lease right-of-use assets	4,437	—
Loss from equity method investment	737	—
Non-cash interest expense on lease financing obligation	—	278
Impairment or write-off and net loss on disposal of finite-lived assets	1,109	294
Changes in operating assets and liabilities:
Accounts receivable	1,326	(9,496)
Prepaid expenses	(1,879)	(3,816)
Other current assets	(30,558)	(915)
Other assets	1,897	(760)
Accounts payable	(4,762)	8,109
Accrued employee expenses	1,740	(1,545)
Operating lease liabilities	(5,125)	—
Accrued expenses and other liabilities	32,799	(508)
Other liabilities	(352)	113
Net cash provided by operating activities	7,251	15,983
Cash flows from investing activities
Purchase of property and equipment	(8,150)	(13,088)
Cash paid for equity method investment	(23,174)	—
Net cash used in investing activities	(31,324)	(13,088)
Cash flows from financing activities
Proceeds from exercise of common stock options	2,857	19,385
Taxes paid related to net share settlement of equity awards	(2,449)	(2,293)
Net cash provided by financing activities	408	17,092
Net (decrease) increase in cash and cash equivalents	(23,665)	19,987
Cash and cash equivalents at beginning of period	196,128	197,762
Cash and cash equivalents at end of period	$172,463	$217,749
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	1,409	1,358
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	335	624
Proceeds receivable from disposal of capitalized facility lease	—	700
Taxes payable related to net share settlement of equity awards included in accrued employee expenses	—	39

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries ALG, Inc., TrueCar Dealer Solutions, Inc. and DealerScience, LLC are collectively referred to as “TrueCar” or the “Company,” ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the State of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Segments
The Company has one operating segment. During the first quarter of 2019, the Company’s chief operating decision maker (“CODM”) was the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Effective April 1, 2019, the Company’s Interim Chief Financial Officer and Chief Accounting Officer resigned from his positions. From April 1, 2019, through May 31, 2019, the Company’s CODM was solely comprised of the President and Chief Executive Officer until his resignation on May 31, 2019. From June 1, 2019 through June 16, 2019, the CODM was comprised of the Interim President and Chief Executive Officer. Upon the hiring of the Chief Financial Officer on June 17, 2019 and through September 30, 2019, the CODM was comprised of both the Interim President and Chief Executive Officer and the Chief Financial Officer. During the three and nine months ended September 30, 2019, the Company’s operations were managed based on consolidated financial information for purposes of evaluating financial performance and allocating resources by the various CODM in place.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Equity Method Investment
On February 8, 2019, the Company acquired 20% of the outstanding equity interests of Accu-Trade, LLC, a Delaware limited liability company (“Accu-Trade”), from R.M. Hollenshead Auto Sales & Leasing, Inc., a Florida corporation (“RHAS”), Robert M. Hollenshead (“Hollenshead”) and Jeffrey J. Zamora (“Zamora” and, together with RHAS and Hollenshead, the “Sellers”), pursuant to a Membership Interest Purchase Agreement, dated as of February 8, 2019 (the “Purchase Agreement”), by and among Accu-Trade, RHAS, Hollenshead, Zamora and the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company paid the Sellers $17.9 million in cash consideration and made a $5 million capital contribution to Accu-Trade. The Company recognizes its proportional share of the income or loss from the equity method investment on a one-quarter lag due to the timing and availability of financial information from Accu-Trade.

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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including trade accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecast information. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company continues to evaluate the impact of this guidance but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued new guidance that aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company continues to evaluate the impact of this guidance but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. On January 1, 2019, the Company adopted the new leasing standard using the prospective transition method. See Note 3 for further details.
In June 2018, the FASB issued new guidance to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Lease Costs
For the three and nine months ended September 30, 2019, the Company recorded operating lease costs, excluding subleases, that were included in the condensed consolidated statements of comprehensive loss as follows (in thousands):

Operating lease costs recorded within:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of revenue	$186	$578
Sales and marketing	433	1,314
Technology and development	611	1,861
General and administrative	904	2,668
Total operating lease costs	$2,134	$6,421

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. For the three and nine months ended September 30, 2019, the Company recorded lease costs, excluding subleases, of $2.1 million and $6.4 million, respectively. The Company made cash payments for operating leases of $2.4 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $7.0 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 7.1 years and weighted average discount rate of 5.7%. For its subleases, the Company recorded contra rent expense of $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded contra rent expense of $1.5 million and $1.6 million, respectively, related to its subleases.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at September 30, 2019 are as follows (in thousands):

Years ended December 31,
2019 (three months remaining)	$1,578
2020	8,523
2021	7,152
2022	7,369
2023	7,628
Thereafter	22,561
Total lease payments	$54,811
Less: imputed interest	(10,088)
Total lease liabilities (discounted)	$44,723

Years ended December 31,	Sublease Income
2019 (three months remaining)	$(552)
2020	(1,282)
Total sublease income	$(1,834)

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2019				At December 31, 2018
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$165,857	$—	$—	$165,857	$192,207	$—	$—	$192,207
Total assets	$165,857	$—	$—	$165,857	$192,207	$—	$—	$192,207

Liabilities:
Contingent consideration, current	$—	$—	$2,396	$2,396	$—	$—	$—	$—
Contingent consideration, non-current	—	—	2,306	2,306	—	—	4,477	4,477
Total liabilities	$—	$—	$4,702	$4,702	$—	$—	$4,477	$4,477

5.	Property and Equipment, net
Property and equipment consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018

Computer equipment, software, and internally developed software	$56,649	$99,204
Furniture and fixtures	4,762	4,758
Leasehold improvements	15,839	8,602
Capitalized facility leases	—	30,632
	77,250	143,196
Less: Accumulated depreciation	(46,301)	(81,685)
Total property and equipment, net	$30,949	$61,511

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
Included in the table above are property and equipment of $1.5 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.6 million and $5.0 million for the three months ended September 30, 2019 and 2018, respectively. Total depreciation and amortization expense of property and equipment was $14.7 million and $13.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortization of internal use capitalized software development costs was $3.4 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively. Amortization of internal use capitalized software development costs was $10.7 million and $9.9 million for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, the Company disposed of or retired certain fully depreciated computer equipment, software, and internally developed software with an original cost basis of $52.1 million that resulted in the recognition of an immaterial gain.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At September 30, 2019, the Company was in compliance with the Credit Facility’s financial covenants.
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
At September 30, 2019, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.5 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.5 million.

7.	Commitments and Contingencies
Lease Exit Costs
The Company had historically accounted for exit and disposal activities through the use of a lease exit liability. Under the new leasing guidance, the remaining lease exit liability was eliminated and the remaining balance was included as an adjustment to reduce the ROU assets for the relevant properties. Refer to Note 3 for further details.
Reorganization and Executive Departures
In January 2019, the Company initiated and completed a restructuring plan (the “Reorganization Plan”) to improve efficiency and reduce expenses. The Company recorded severance costs of approximately $3.3 million in the first quarter of 2019 in connection with the Reorganization Plan. These costs were recorded within cost of revenue, sales and marketing, technology and development, and general and administrative expenses within the Company’s condensed consolidated statements of comprehensive loss. The Company does not expect to incur significant additional charges in future periods related to this Reorganization Plan.
In the second quarter of 2019, the Company incurred severance costs totaling $4.6 million associated with the separations of executive-level employees, including its former chief executive officer. Of the total, the Company recorded $0.4 million in sales and marketing, $0.9 million in technology and development and $3.3 million in general and administrative expenses in the Company’s condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2019.

The following table presents a roll forward of the severance liability for the nine months ended September 30, 2019 (in thousands):

Severance Liability
Accrual at December 31, 2018	$—
Expense	7,871
Cash Payments	(7,809)
Accrual at September 30, 2019	$62

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
Stockholder Litigation
Milbeck Federal Securities Litigation
On March 30, 2018, Leon Milbeck filed a putative securities class action against the Company in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about the Company’s business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named the Company, certain of its then-current and former officers and directors and the underwriters for its secondary offering as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which will be paid by the Company’s directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement and scheduled a final approval hearing on January 27, 2020. The settlement is subject to class notice, potential objections and opt-outs, and final approval by the court. As of September 30, 2019, the proposed settlement amount and offsetting insurance receivable of $28.25 million are included in “Accrued expenses and other current liabilities” and “Other current assets” in the Company’s condensed consolidated balance sheets.

California Derivative Litigation
On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Chancery Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs seek an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. The Company expects to file motions to dismiss for failure to make a pre-suit demand and failure to state a claim similar to the motions it filed in the California Derivative Litigation. The Company believes that the consolidated complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Federal Derivative Litigation
In April 2019, the Company, certain of its then-current and former directors and officers and USAA were named as defendants in derivative actions nominally on behalf of the Company filed by Ara Afarian and Shelley Niemi in the U.S. District Court for the District of Delaware. The complaints alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of September 30, 2019 as the Company does not believe a loss is probable.
The Lanham Act Litigation
On March 9, 2015, the Company was named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation alleged that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint sought injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part the Company’s motion, allowing the plaintiffs to pursue disgorgement of the Company’s profits on a deterrence theory but granting summary judgment to the Company on the other aspects of the plaintiffs’ claims. On April 9, 2019, the Company filed a motion for reconsideration of the court’s ruling, which the court granted on July 12, 2019. As a result, the court granted the Company’s motion for summary judgment in its entirety as to the plaintiffs’ Lanham Act claim. In light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over the state-law claims alleged by the amended complaint and therefore dismissed them without prejudice, meaning that the state-law claims could be re-filed in state court at a later date. The plaintiffs did not appeal the dismissal of their claims, and the deadline for doing so passed in August 2019, so the NY Lanham Act Litigation is currently resolved. In light of the termination of the litigation, the Company has not recorded an accrual related to this matter as of September 30, 2019, as it does not believe a loss is probable.
The California Consumer Class Action
On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on allegations that the Company was operating in the State of California as an unlicensed automobile dealer and autobroker as well as factual allegations similar to those asserted in the NY Lanham Act Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On February 7, 2018, the plaintiff filed a motion for class certification, which the court denied on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. On October 8, 2019, the court of appeal heard argument, but has not yet issued a decision in this matter. The Company believes that the amended complaint is without merit, and it intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2019 as the Company does not believe a loss is probable or reasonably estimable.
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

8.	Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2018	14,114,651	$12.32	7.0
Granted	2,115,973	6.95
Exercised	(363,609)	7.84
Forfeited/expired	(4,983,186)	12.72
Outstanding at September 30, 2019	10,883,829	$11.25	5.6

At September 30, 2019, total remaining stock-based compensation expense for unvested stock option awards was $15.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. For the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense for stock option awards of $1.9 million and $4.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense for stock option awards of $11.9 million and $12.6 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2018	5,375,963	$11.01
Granted	5,018,710	6.53
Vested	(2,252,523)	9.54
Forfeited	(1,756,835)	9.79
Non-vested — September 30, 2019	6,385,315	$8.34

At September 30, 2019, total remaining stock-based compensation expense for non-vested restricted stock units was $50.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. The Company recorded $5.3 million and $6.1 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2019 and 2018, respectively. The Company recorded $19.5 million and $15.7 million in stock-based compensation for restricted stock units for the nine months ended September 30, 2019 and 2018, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$549	$469	$1,601	$1,210
Sales and marketing	2,697	3,852	10,885	10,522
Technology and development	1,615	2,829	7,024	7,880
General and administrative	2,330	3,097	11,872	8,704
Total stock-based compensation expense	7,191	10,247	31,382	28,316
Amount capitalized to internal software use	431	551	1,409	1,358
Total stock-based compensation cost	$7,622	$10,798	$32,791	$29,674

As referenced in Note 7, certain executive-level employees, including the Company’s former chief executive officer, separated from the Company in the second quarter of 2019. Benefits provided associated with these terminations include severance payments, acceleration of certain equity awards and extension of the exercise period for certain vested stock options. As a result of these termination benefits, the Company recognized $7.2 million in additional stock-based compensation expense during the second quarter of 2019 and for the nine months ended September 30, 2019.

9.	Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2019 and an income tax benefit of $0.1 million for the three months ended September 30, 2018. The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2019 and an income tax benefit $0.2 million for the nine months ended September 30, 2018.
There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)
Weighted-average common shares outstanding	106,239	102,765	105,510	101,503
Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.44)	$(0.22)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Options to purchase common stock	10,884	14,564
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	6,385	5,431
Total shares excluded from net loss per share	18,728	21,454

11.	Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company had amounts due from USAA at September 30, 2019 and December 31, 2018 of $0.2 million and $0.3 million, respectively. In addition, the Company had amounts due to USAA at September 30, 2019 and December 31, 2018 of $6.0 million and $5.3 million, respectively. The Company recorded sales and marketing expense of $6.3 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively, related to service arrangements entered into with USAA. The Company recorded sales and marketing expense of $17.5 million and $16.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at September 30, 2019 of $0.4 million. The Company recognized contra-revenue of $0.3 million and cost of revenue of $0.3 million during the three months ended September 30, 2019 related to a software and data licensing agreement entered into with Accu-Trade. During the nine months ended September 30, 2019, the Company recognized contra-revenue of $0.8 million and cost of revenue of $0.7 million.

12.	Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dealer revenue	$81,270	$79,250	$237,061	$226,858
OEM incentives revenue	4,383	9,456	12,727	21,804
Forecasts, consulting and other revenue	4,902	4,880	14,424	13,835
Total revenues	$90,555	$93,586	$264,212	$262,497

Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at December 31, 2018 were transferred to accounts receivable during the nine months ended September 30, 2019 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.8 million was recorded as of September 30, 2019 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.
Our network of over 16,500 TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
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
During the three months ended September 30, 2019, we generated revenues of $90.6 million and recorded a net loss of $7.7 million. During the nine months ended September 30, 2019, we generated revenues of $264.2 million and recorded a net loss of $46.1 million.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average Monthly Unique Visitors	7,695,650	8,005,041	7,341,470	7,857,787
Units(1)	267,821	268,026	750,458	748,012
Monetization	$320	$331	$333	$332
Franchise Dealer Count	12,711	12,549	12,711	12,549
Independent Dealer Count	4,242	3,482	4,242	3,482

(1)
We issued full credits of the amount originally invoiced with respect to 6,100 and 4,981 units during the three months ended September 30, 2019 and 2018, respectively. We issued full credits of the amount originally invoiced with respect to 15,778 and 15,486 units during the nine months ended September 30, 2019 and 2018, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors decreased 3.9% to approximately 7.7 million in the three months ended September 30, 2019 from approximately 8.0 million in the same period of 2018. The number of average monthly unique visitors decreased 6.6% to approximately 7.3 million in the nine months ended September 30, 2019 from approximately 7.9 million in the same period of 2018. The decrease was primarily due to changes in the search algorithms used by popular search engines reducing our organic traffic that started in the fourth quarter of 2018 and have continued into 2019.
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
For the three and nine months ended September 30, 2019 as compared to September 30, 2018, total units remained fairly flat. The number of units decreased 0.1% to 267,821 units in the three months ended September 30, 2019 from 268,026 units in the three months ended September 30, 2018. The number of units increased 0.3% to 750,458 units in the nine months ended September 30, 2019 from 748,012 units in the same period of 2018.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization decreased by 3.3% to $320 during the three months ended September 30, 2019 from $331 for the same period of 2018, primarily due to a decline in OEM revenue. Our monetization increased slightly by 0.3% to $333 during the nine months ended September 30, 2019 from $332 for the same period of 2018, primarily as a result of growth in revenue from new dealer products, which no incremental units are generated, offset by a decline in OEM revenue. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 12,711 at September 30, 2019, an increase from 12,549 at September 30, 2018, and an increase from 12,674 at December 31, 2018. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period-over-period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high-volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,242 at September 30, 2019, an increase from 3,482 at September 30, 2018, and an increase from 3,655 at December 31, 2018.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, changes in the fair value of contingent consideration, and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, and changes in the fair value of contingent consideration. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects severance charges associated with the departures of certain of our former executives in the second quarter of 2019;

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the severance charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses;

•
neither Adjusted EBITDA non Non-GAAP net income (loss) reflects the legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential merger and acquisition transactions;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)
Non-GAAP adjustments:
Interest income	(855)	(888)	(2,822)	(2,242)
Interest expense	—	662	—	1,985
Depreciation and amortization	6,145	5,992	19,327	16,808
Stock-based compensation (1)	7,191	10,247	31,382	28,316
Loss from equity method investment	464	—	737	—
Certain litigation costs (2)	157	335	1,436	1,996
Executive departure costs (3)	270	—	4,951	—
Restructuring charges (4)	—	—	3,280	—
Transaction costs (5)	—	—	1,926	—
Change in the fair value of contingent consideration	75	—	225	—
Provision for (benefit from) income taxes	56	(72)	226	(168)
Adjusted EBITDA	$5,851	$10,025	$14,591	$24,767

(1)
For the nine months ended September 30, 2019, the excluded amounts included stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

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

(3)
The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer and related recruiting fees for the search of a new chief executive officer. For the three months ended September 30, 2019, we incurred $0.3 million in related recruiting fees. For the nine months ended September 30, 2019, we incurred $4.6 million in executive severance costs, as well as related recruiting fees of $0.4 million. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.  We expect to incur an additional $0.1 million in related executive recruiting fees in the fourth quarter of 2019.

(4)
The excluded amounts represent charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Adjusted EBITDA presented in previous filings to reflect the exclusion of such expenses in future filings that present Adjusted EBITDA figures for such three-month period.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Net Loss to Non-GAAP net income (loss):
Net loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)
Non-GAAP adjustments:
Stock-based compensation (1)	7,191	10,247	31,382	28,316
Loss from equity method investment	464	—	737	—
Certain litigation costs (2)	157	335	1,436	1,996
Executive departure costs (3)	270	—	4,951	—
Restructuring charges (4)	—	—	3,280	—
Transaction costs (5)	—	—	1,926	—
Change in the fair value of contingent consideration	75	—	225	—
Non-GAAP net income (loss) (6)	$505	$4,331	$(2,140)	$8,384

(1)
For the nine months ended September 30, 2019, the excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

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

(3)
The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer and related recruiting fees for the search of a new chief executive officer. For the three months ended September 30, 2019, we incurred $0.3 million in related recruiting fees. For the nine months ended September 30, 2019, we incurred $4.6 million in executive severance costs, as well as related recruiting fees of $0.4 million. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.  We expect to incur an additional $0.1 million in related executive recruiting fees in the fourth quarter of 2019.

(4)
The excluded amounts represent charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(5)
The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations. We also incurred $0.6 million of such transaction expenses in the three months ended December 31, 2018 and will recast our prior-period Non-GAAP net income (loss) presented in previous filings to reflect the exclusion of such expenses in future filings that present Non-GAAP net income (loss) figures for such three-month period.

(6)
There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at September 30, 2019 and 2018.

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
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, employee and consulting costs related to delivering data and consulting services to our customers, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our condensed consolidated statements of comprehensive loss.
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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2019 and December 31, 2018, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the three and nine months ended September 30, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets. Our benefit for income taxes for the three and nine months ended September 30, 2018 primarily reflects a decrease in valuation allowance associated with the recognition of the Company’s tax-deductible goodwill amortization as an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$90,555	$93,586	$264,212	$262,497
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,391	7,737	25,659	22,941
Sales and marketing	57,961	57,031	172,932	157,463
Technology and development	13,027	15,345	44,726	46,633
General and administrative	13,018	14,030	49,504	41,005
Depreciation and amortization	6,145	5,992	19,327	16,808
Total costs and operating expenses	98,542	100,135	312,148	284,850
Loss from operations	(7,987)	(6,549)	(47,936)	(22,353)
Interest income	855	888	2,822	2,242
Interest expense	—	(662)	—	(1,985)
Loss from equity method investment	(464)	—	(737)	—
Loss before income taxes	(7,596)	(6,323)	(45,851)	(22,096)
Provision for (benefit from) income taxes	56	(72)	226	(168)
Net loss	$(7,652)	$(6,251)	$(46,077)	$(21,928)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$5,851	$10,025	$14,591	$24,767
Non-GAAP net income (loss)	$505	$4,331	$(2,140)	$8,384

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(in thousands)
Dealer revenue	$81,270	$79,250	$237,061	$226,858
OEM incentives revenue	4,383	9,456	12,727	21,804
Forecasts, consulting and other revenue	4,902	4,880	14,424	13,835
Total revenues	$90,555	$93,586	$264,212	$262,497
Three months ended September 30, 2019 compared to three months ended September 30, 2018. The decrease in our revenues of $3.0 million, or 3.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily reflected a decrease in our OEM incentives revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.7%, 4.8%, and 5.4%, respectively, of revenues for the three months ended September 30, 2019 as compared to 84.7%, 10.1%, and 5.2%, respectively, for the same period in 2018. The increase of $2.0 million in dealer revenue for the three months ended September 30, 2019 reflected increases within newer revenue streams of $2.0 million primarily due to our Trade and DealerScience products. The decrease of $5.1 million in OEM incentives revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients for the three months ended September 30, 2019. Forecasts, consulting and other revenue for the three months ended September 30, 2019 remained materially consistent with the same period in 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. The increase in our revenues of $1.7 million, or 0.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily reflected an increase in our dealer revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.7%, 4.8%, and 5.5%, respectively, of revenues for the nine months ended September 30, 2019 as compared to 86.4%, 8.3%, and 5.3%, respectively, for the same period of 2018. The increase of $10.2 million in dealer revenue for the nine months ended September 30, 2019 reflected a 0.3% increase in monetization, along with increases within newer revenue streams of $6.7 million primarily due to our Trade and DealerScience products. The decrease of $9.1 million in OEM incentive revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients for the nine months ended September 30, 2019. Forecasts, consulting and other revenue for the nine months ended September 30, 2019 remained materially consistent with the same period in 2018.

Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,391	$7,737	$25,659	$22,941
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.3%	8.3%	9.7%	8.7%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Cost of revenue increased $0.7 million, or 8.5%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to a $0.2 million increase in data and licensing costs, a $0.1 million increase in hosting fees, and a $0.1 million increase in stock-based compensation.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Cost of revenue increased $2.7 million, or 11.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to a $1.1 million increase in data and licensing costs, a $0.9 million increase in employee-related expenses, and a $0.4 million increase in stock-based compensation.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(dollars in thousands)
Sales and marketing expenses	$57,961	$57,031	$172,932	$157,463
Sales and marketing expenses as a percentage of revenues	64.0%	60.9%	65.5%	60.0%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Sales and marketing expenses increased $0.9 million, or 1.6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase primarily reflected a $1.1 million increase in employee-related expenses primarily due to increased headcount, a $0.7 million increase in creative production costs, and a $0.4 million increase in branded media spend, offset by a $1.2 million decrease in stock-based compensation.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Sales and marketing expenses increased $15.5 million, or 9.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase primarily reflected a $6.9 million increase in employee-related expenses primarily due to increased headcount, a $4.2 million increase in branded media spend, and a $3.2 million increase in partner marketing and revenue share paid to affinity marketing partners.

Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(dollars in thousands)
Technology and development expenses	$13,027	$15,345	$44,726	$46,633
Technology and development expenses as a percentage of revenues	14.4%	16.4%	16.9%	17.8%
Capitalized software costs	$3,143	$3,781	$9,232	$11,329
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Technology and development expenses decreased $2.3 million, or 15.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily due to a decrease in stock-based compensation of $1.2 million and a decrease in employee-related expenses of $0.8 million.
Capitalized software costs decreased $0.6 million primarily due to a decrease of $0.4 million in third-party software costs and a $0.2 million decrease in internal capitalized software costs.
We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Technology and development expenses decreased $1.9 million, or 4.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease was primarily due to a decrease in stock-based compensation of $0.9 million, a decrease in outsourced services of $0.6 million, and a decrease in employee-related expenses of $0.4 million.
Capitalized software costs decreased $2.1 million, or 18.5%, primarily due to a decrease of $1.7 million in third-party software costs and a $0.4 million decrease in internal capitalized software costs.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(dollars in thousands)
General and administrative expenses	$13,018	$14,030	$49,504	$41,005
General and administrative expenses as a percentage of revenues	14.4%	15.0%	18.7%	15.6%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. General and administrative expenses decreased $1.0 million, or 7.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily due to a $0.8 million decrease in stock-based compensation and a $0.4 million decrease in legal fees, offset by a $0.3 million increase in employee-related expenses. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. General and administrative expenses increased $8.5 million, or 20.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to a $3.2 million increase in severance costs associated with the departure of our former chief executive officer in the second quarter of 2019, a $3.2 million increase in stock-based compensation, which primarily relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer, and a $1.9 million increase in outsourced services primarily related to transaction costs incurred in connection with the evaluation and negotiation of potential acquisition transactions.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(in thousands)
Depreciation and amortization expenses	$6,145	$5,992	$19,327	$16,808
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Depreciation and amortization expenses increased $0.2 million, or 2.6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is primarily due to a $0.6 million increase related to intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.1 million net increase associated with the reclassification of certain build-to-suit assets to leasehold improvements upon adoption of the new lease guidance in January 2019, offset by a $0.5 million decrease related to certain computer software and furniture and fixtures that were fully depreciated prior to the third quarter of 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Depreciation and amortization expenses increased $2.5 million, or 15.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is primarily due to a $1.8 million increase related to intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.5 million net increase associated with the reclassification of certain build-to-suit assets to leasehold improvements upon adoption of the new lease guidance in January 2019.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(in thousands)
Interest expense	$—	$662	$—	$1,985
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Historically our interest expense primarily related to interest incurred on our lease financing obligation for our leased office spaces under build-to-suit lease accounting. Under the new lease guidance adopted as of January 1, 2019, the build-to-suit leases are now classified as operating leases. As a result, we had no interest expense for the three months ended September 30, 2019 as compared to $0.7 million in the three months ended September 30, 2018. We do not expect to incur interest expense in the fourth quarter of 2019, unless we draw down on our credit facility or incur other forms of debt financing.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. We had no interest expense for the nine months ended September 30, 2019, as build-to-suit leases are now classified as operating leases under the new lease guidance. Interest expense was $2.0 million in the nine months ended September 30, 2018, and primarily consisted of interest expense incurred on our lease financing obligation for our Santa Monica and San Francisco leased office spaces.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(in thousands)
Provision for (benefit from) income taxes	$56	$(72)	$226	$(168)
Our provision for income taxes for the three and nine months ended September 30, 2019 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the three and nine months ended September 30, 2018 primarily reflects a decrease in valuation allowance in partial recognition of deferred tax assets associated with 2018 indefinite-lived net operating losses.

Liquidity and Capital Resources
At September 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $172.5 million.
We have incurred cumulative losses of $423.2 million from our operations through September 30, 2019, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts, and costs related to potential acquisitions to further expand our business and product offerings. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at September 30, 2019. The amount available under the amended credit facility at September 30, 2019 was $31.5 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.5 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$7,251	$15,983
Net cash used in investing activities	(31,324)	(13,088)
Net cash provided by financing activities	408	17,092
Net (decrease) increase in cash and cash equivalents	$(23,665)	$19,987

Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the nine months ended September 30, 2019 was $7.3 million. This was primarily due to our net loss of $46.1 million, which, adjusted for non-cash items, primarily including stock-based compensation expense of $31.4 million, depreciation and amortization expense of $19.4 million, and amortization of lease right-of-use assets of $4.4 million, resulted in $12.2 million in cash provided by operations. Net cash provided by operations also reflected a decrease of $4.9 million related to changes in operating assets and liabilities.
The $4.9 million decrease related to changes in operating assets and liabilities primarily reflected an increase in accrued expenses and other current liabilities of $32.8 million primarily related to a proposed legal settlement of approximately $28.3 million that will be covered by applicable directors’ and officers’ liability insurance, a decrease in other assets of $1.9 million primarily related to a decrease in long-term deposits, and an increase in accrued employee expenses of $1.7 million primarily due to an increase in accrued bonus. These sources of cash were partially offset by an increase in other current assets of $30.6 million related to a $28.3 million insurance receivable associated with the aforementioned proposed legal settlement that will be covered by liability insurance, a decrease in accounts payable of $4.8 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $5.1 million, and an increase in prepaid expenses of $1.9 million primarily related to software expenses and hosting fees.
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
Cash used in investing activities of $31.3 million for the nine months ended September 30, 2019 resulted primarily from a $23.2 million equity method investment as well as $7.8 million of investments in software and $0.3 million of investments in computer hardware.
Cash used in investing activities of $13.1 million for the nine months ended September 30, 2018 resulted from $10.1 million of investments in software, $1.9 million of investments in furniture, leasehold, and facility improvements, and $1.1 million of investments in computer hardware.
Financing Activities
Cash provided by financing activities of $0.4 million for the nine months ended September 30, 2019 reflects $2.9 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $2.4 million.
Cash provided by financing activities of $17.1 million for the nine months ended September 30, 2018 reflects $19.4 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $2.3 million.

Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the nine months ended September 30, 2019.

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
Goodwill
We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the second and third quarters of 2019, our stock price experienced high volatility ranging from a high of $7.24 to a low of $3.01 per share, causing a decline in our enterprise market capitalization. If our stock price declines further, material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. Any material non-cash impairment charges related to goodwill would have a material adverse effect on our results of operations and financial condition.
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
Interest Rate Risk
We had cash and cash equivalents of $172.5 million at September 30, 2019, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of September 30, 2019, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As described elsewhere in this “Risk Factors” section, we are a relatively new participant in the automobile retail industry and car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or “MAAP,” guidelines. If a manufacturer takes the position that its MAAP guidelines apply to prices provided by a TrueCar Certified Dealer to our users and the dealer submits a price to a user that falls below the applicable MAAP guidelines, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers could impede our ability to grow our dealer network. Although an increasing number of manufacturers have begun introducing MAAP guidelines recently, and we have implemented certain changes designed to accommodate these guidelines, it is unclear whether we will continue to be able to do so without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2019 our franchise dealer count was 12,711.
TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours. Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which may dilute our dealer value proposition. If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network might not grow and could decline.
In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships and we could lose a significant number of dealers in our network. For example, in May 2015, the California New Car Dealers Association filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information on this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.
Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which could adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers.
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
We believe that our ability to provide a compelling car-buying experience is dependent on a number of factors, including:

•	our ability to launch new products that are effective and have a high degree of consumer engagement;

•	our ability to constantly innovate and improve our existing products;

•	compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform;

•	our access to a sufficient amount of data to enable us to provide relevant pricing information to consumers; and

•	our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
If the quality of the leads we provide to TrueCar Certified Dealers declines, our unit volume could decrease and TrueCar Certified Dealers could lose faith in our value proposition and choose to leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or pay us a fee per vehicle sold to our users introduced to them through our platform. The quality of these leads is an important variable in the success of our business and depends on many factors, including the attractiveness of our car-buying experience and the efficiency of the algorithm that matches our users with TrueCar Certified Dealers, among others. If our lead quality declines, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Negative developments in this metric, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
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
Our revenue grew from $38.1 million in 2010 to $353.6 million in 2018. However, our rate of revenue growth declined from 2017 to 2018 and may continue to be lower than it has been in past periods. In addition, our future revenue growth is dependent on our ability to:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•	increase dealer subscription rates, and manage dealer churn;

•	grow the revenue we derive from car manufacturer incentive programs;

•	increase the number of dealers participating in our automotive trade-in program, expand its geographic coverage and successfully monetize the TrueCar Trade product;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

•
increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar-branded mobile applications, including by improving our search-engine optimization;

•	further enhance our consumer experience and increase our close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•	further improve the quality of our existing products and services, and introduce high-quality new products and services; and

•	introduce third-party ancillary products and services, including by integrating acquired companies like DealerScience and their products and services into our business.
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training;

•
technology and product development, including the hiring of additional personnel in our product development and technical teams and the development of new products and new features for existing products;

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
We receive automobile purchase data from many third-party data providers, including our network of TrueCar Certified Dealers; dealer management system, or DMS, data feed providers; data aggregators and integrators; survey companies; purveyors of registration data; and our affinity group marketing partners. In the circumstances in which we employ a pay-per-sale billing model, we use this data to match purchases from TrueCar Certified Dealers so that we may collect transaction fees from those dealers and recognize revenue from the related transactions. Further, we use this data to demonstrate to TrueCar Certified Dealers on a subscription billing model the value we provide to support maintaining or increasing our subscription rates.
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the circumstances in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers, thereby delaying our submission of an invoice to an automobile dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer, and in circumstances in which we employ a subscription billing model, an interruption in the data feeds that we receive may affect our ability to justify maintaining or increasing our subscription rates. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases made by our users from TrueCar Certified Dealers. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.
We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since inception. We had an accumulated deficit of $423.2 million at September 30, 2019 and we experienced a net loss of $46.1 million in the nine months ended September 30, 2019. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally, as well as other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may affect our ability to acquire users and dealers, improve our products and services and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could seriously harm our business and cause the price of our common stock to decline.
We have operated our business at its current scale for a limited period of time and we cannot predict whether we will continue to grow. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown as users and automobile dealers have increasingly used our products and services. However, our business has operated at its current scale for only a limited period of time. Given this limited history, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
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
Any of these changes to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as OEM incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners who derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
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
The largest source of user traffic and unit sales from our affinity group marketing partners comes from the site we maintain for USAA, which is also a large stockholder. In 2018, 271,830 units, representing 27% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. In the nine months ended September 30, 2019, 221,225 units, representing 29% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintain for USAA. As such, the number of units purchased using USAA’s car-buying site has a significant influence on our operating results. We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. At September 30, 2019, USAA beneficially owned 9,054,239 shares, which represented 8.5% of our outstanding common stock.
Our affinity group marketing agreement with USAA extends through February 13, 2020, but we cannot assure you that it will be renewed, or that a new agreement extending our partnership with USAA will be reached, before the expiration of its current term on terms satisfactory to us, or at all. In addition, USAA has broad discretion in how the car-buying site we maintain for USAA is promoted and marketed on its own website and in whether, and at what level, to subsidize a portion of its members’ borrowing costs for car loan products. Changes in USAA’s promotion and marketing, or the user experience on its website, have in the past and may in the future adversely affect the volume of user traffic we receive from USAA, the close rate of that traffic and, consequently, our revenues, results of operations and cash flows.
For example, during the third quarter of 2017, USAA made changes to the user experience for its car-buying site that we believe contributed to a decrease in the number of transactions between its members and our TrueCar Certified Dealers during the second half of 2017 and the first half of 2018. Additionally, USAA has informed us that it expects to implement site changes that make it clearer to its members that they are interacting with a third-party website operated by us. It is possible that this change, which could be implemented as early as the first half of 2020, could adversely affect the volume of user traffic we receive from USAA. Changes in how USAA promotes and markets our platform, its subvention of its members’ borrowing costs or future modifications of its car-buying site and its user experience could adversely affect our business and operating results in the future.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
In the nine months ended September 30, 2019 and 2018, respectively, we derived approximately 4.8% and 8.3% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results.

Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications. We incurred expenses of $172.9 million and $157.5 million on sales and marketing during the nine months ended September 30, 2019 and 2018, respectively.

Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.
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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors and the underwriters for our secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which will be paid by our directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement and scheduled a final approval hearing on January 27, 2020. The settlement is subject to class notice, potential objections and opt-outs and final approval by the court. Although the court has not yet finally approved the settlement, and the ultimate outcome of this legal proceeding therefore remains uncertain, we do not believe that a loss is probable because we expect that any settlement amount will be covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damage awards as a result. If any such matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
California Derivative Litigation
On March 6, 2019, Dean Drulias filed a derivative action complaint nominally on our behalf in the U.S. District Court for the Central District of California, which we refer to as the California Derivative Litigation, naming us, certain of our then-current and former officers and directors and USAA as defendants. On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, we filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of our charter, failure to make a pre-suit demand on our board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted our motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted our motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address our motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. We believe that the complaint is without merit, and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Delaware Chancery Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Chancery Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs seek an award of damages against the defendants on our behalf and various alleged corporate governance reforms. We expect to file motions to dismiss for failure to make a pre-suit demand and failure to state a claim similar to the motions we filed in the California Derivative Litigation. We believe that the consolidated complaint is without merit, and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Delaware Federal Derivative Litigation
In April 2019, each of Ara Afarian and Shelley Niemi filed a derivative action complaint nominally on our behalf in the U.S. District Court for the District of Delaware naming us, certain of our then-current and former directors and officers and USAA as defendants. Each complaint alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation, which, together with the California Derivative Litigation and the Delaware Chancery Derivative Litigation, we refer to as the Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. As a result, the litigation is currently resolved and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Lanham Act Litigation
In March 2015, we were named as a defendant in the NY Lanham Act Litigation. The complaint in the NY Lanham Act Litigation, purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform, alleged that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. The complaint sought injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, we filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, we filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part our motion to dismiss. On July 2, 2018, we filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part our motion, allowing the plaintiffs to pursue disgorgement of our profits on a deterrence theory but granting summary judgment to us on the other aspects of the plaintiffs’ claims. On April 9, 2019, we filed a motion for reconsideration of the court’s ruling, which the court granted on July 12, 2019. As a result, the court granted our motion for summary judgment in its entirety as to the plaintiffs’ Lanham Act claim. In light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over the state-law claims alleged by the amended complaint and therefore dismissed them without prejudice, meaning that the state-law claims could be re-filed in state court at a later date. The plaintiffs did not appeal the dismissal of their claims, and the deadline for doing so passed in August 2019, so the NY Lanham Act Litigation is currently resolved and we do not anticipate a loss related to this matter. However, if the plaintiffs re-file their state-law claims in state court or if similar litigation is filed against us, we may incur significant legal fees, adverse changes in our dealer network, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The California Consumer Class Action
In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retains the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint seeks an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, we filed a demurrer to the amended complaint, which the court granted in part and denied in part on October 13, 2016, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On February 7, 2018, the plaintiff filed a motion for class certification, which the court denied on July 27, 2018. On September 26, 2018, the plaintiff filed a notice of appeal and proceedings in the trial court have been stayed pending the resolution of the appeal. On October 8, 2019, the court of appeal heard argument, but has not yet issued a decision in this matter. We believe that the amended complaint is without merit, and we intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted immediately above, this type of lawsuit has been instituted against us in the form of the Milbeck Federal Securities Litigation and the Derivative Litigation, among others. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from those alleged in the Milbeck Federal Securities Litigation or the Derivative Litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington. As a result, considerable uncertainty currently complicates this area of the law. Additionally, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
As we introduce new offerings, such as DealerScience’s digital retailing tools, our TrueCar Trade product and our Sponsored Listings product, or enhance existing products and services on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.
In attempting to enhance our current product offerings and establish our new product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with Accu-Trade and certain of its affiliates, we have incurred $6.8 million in license fees and revenue share costs. We incurred $1.9 million in such license fees and revenue share costs in the nine months ended September 30, 2019.

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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Potential interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from automotive tariffs or the Japanese tsunami in 2011, and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained through agreements with third parties to power certain aspects of the user experience on our platform, including the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements as they expire, or use alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows would be materially and adversely affected.
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
Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which takes effect on January 1, 2020 but contains a “lookback” to January 1, 2019, will impose sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, on October 11, 2019, the California Department of Justice, which we refer to as the California DOJ, published a notice of proposed rulemaking action with respect to draft regulations to implement the California Privacy Act, which we refer to as the California Privacy Regulations. Although the California DOJ is not required to promulgate the final California Privacy Regulations until July 1, 2020, and is not expected to begin enforcing the California Privacy Act until then, companies are subject to penalties for any violation of the California Privacy Act beginning on January 1, 2020. As a result of the continuing uncertainty surrounding the requirements of the California Privacy Act and the rapidly approaching deadline for compliance, we may be required to modify our data processing practices and policies, products and consumer experience in a manner that materially negatively impacts our business, operating results, financial condition and prospects.
Legislation similar to the California Privacy Act has also passed in other states, including Colorado, Maine, Nevada and Utah. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.

Further, many laws, including the Telephone Consumer Protection Act of 1991 and the CAN-SPAM Act of 2003, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected and we could face potentially costly litigation.
Our business operations and data handling procedures are based on industry standards. We maintain and update privacy and information security policies and employ an audit and assurance program designed to ensure that we comply with privacy and security-related obligations to third parties. We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties or our privacy-related legal obligations, including those imposed by the California Privacy Act and other state privacy laws, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.
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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. As our consumer base and the number of TrueCar Certified Dealers continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy consumers’ and dealers’ needs. It is possible that we may not effectively scale and grow our technical infrastructure to accommodate these increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
Any errors, defects, disruptions or other performance or reliability problems with our network operations, or with the services we receive from third-party network infrastructure providers, could cause interruptions in access to our products and could harm our reputation, business, operating results and financial condition.

We rely on Amazon Web Services for the majority of our computing, storage, bandwidth and other services. Any disruption of or interference with our use of the Amazon Web Services operation would negatively affect our operations and seriously harm our business.
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
We recently implemented a new ERP software solution. We committed significant resources to this new system, which went live in the first half of 2019, and it may take time for us to fully realize its functionality. As a result of the conversion process and during our initial use of the new system, we may experience delays or disruptions in the integration of our systems, procedures or controls. The policies and security measures established with this ERP system and our other information technology systems may be vulnerable to data breaches, cyber-attacks or fraud. We may also encounter errors in data, an inability to accurately process or record transactions or security or technical reliability issues. Any of these issues could harm our ability to conduct core operating functions such as processing invoices and recording and reporting financial information on a timely and accurate basis or impact our internal control compliance efforts, which could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations and financial condition.
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
In addition, we use open-source software in our products and expect to use open-source software in the future. From time to time, we may face claims by companies that incorporate open-source software into their products, claiming ownership of, or demanding release of, the source code, the open-source software or derivative works that were developed using the software, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.
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
Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement and maintain internal controls effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.
If our goodwill, intangible and other long-lived assets or investments become impaired, we may be required to record a significant non-cash charge to earnings which would materially and adversely affect our results of operations.
We had goodwill and intangible assets of $92.1 million at September 30, 2019. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with businesses we acquire or in which we invest. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.

We review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. If our equity-method investment in Accu-Trade, or any other equity-method investment that we make in the future, is not recoverable, we may be required to record an impairment charge, which could materially and adversely affect our results of operations.
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
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter and fiscal year ending December 31, 2019, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of September 30, 2019, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 92% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the nine months ended September 30, 2019, the trading price of our common stock fluctuated from a low of $3.01 per share to a high of $10.39 per share. For the fiscal year ended December 31, 2018, the trading price of our common stock fluctuated from a low of $8.03 per share to a high of $14.55 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
At September 30, 2019, approximately 106.5 million shares of our common stock were outstanding. In addition, as of September 30, 2019, there were 10.9 million shares underlying options and 6.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
In January 2017, we filed a shelf registration statement on Form S-3, which we refer to as the 2017 Registration Statement. Under the 2017 Registration Statement, we sold 1.15 million shares of common stock and certain selling stockholders sold 9.2 million shares of common stock.
We or selling stockholders may periodically offer additional securities in amounts, at prices and on terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2017 Registration Statement or any subsequent shelf registration statement are offered for sale, we will prepare and file with the SEC a prospectus supplement containing specific information about the terms of the offering.
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

If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 10.5 million shares (including vested options) as of September 30, 2019 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Our certificate of incorporation provides that, unless we otherwise agree, the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us under the Delaware General Corporation Law, our certificate of incorporation or our bylaws;

•	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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
None.

(b)	Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared effective on May 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering or follow-on offerings as described in our final prospectuses filed with the SEC on May 16, 2014, November 12, 2014 and April 27, 2017, respectively, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Pending those uses, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/AFile No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/AFile No. 333-195036	3.4	5/5/2014
10.1#	Separation Agreement and Release, dated August 19, 2019, by and between the Registrant and Neeraj Gunsagar.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	November 7, 2019	By:	/s/ Michael Darrow
Michael Darrow
Interim President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Noel B. Watson
Noel B. Watson
Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)