Form 10-K
period 2019-12-31
TrueCar, Inc.
filed 2020-02-28
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $528,887,252 based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 21, 2020, the registrant had 107,082,458 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words like “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•
our ability to wind down our partnership with USAA Federal Savings Bank in a manner that minimizes disruption to our business, and our ability to mitigate the long-term financial effect of the termination of that partnership;

•	our ability to maintain and grow our existing additional affinity partner relationships, and to attract new affinity partners to offer our services to their members;

•	the impact of competition in our industry and innovation by our competitors;

•	our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;

•	our ability to successfully increase dealer subscription rates, and manage dealer churn;

•	our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;

•	our ability to increase the number of dealers participating in our automotive trade-in program and successfully monetize the TrueCar Trade product;

•	our ability to anticipate or adapt to future changes in our industry;

•	the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;

•	our ability to hire and retain a chief executive officer and integrate him or her and other recent additions into our management team;

•	our ability to hire and retain necessary qualified employees, including anticipated additions to our product and technology teams;

•	our continuing ability to provide customers access to our products;

•	our ability to maintain and scale our technical infrastructure and leverage our technology platform to enhance our customer experience and launch new product offerings;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	the outcome, and effect on our business, of litigation to which we are a party, including our ability to settle any such litigation;

•	our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs;

•
our ability to stay abreast of, and in compliance with, new or modified laws and regulations that currently apply or become applicable to our business, including newly-enacted and rapidly-changing privacy, data protection and net neutrality laws and regulations and changes in applicable tax laws and regulations;

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

We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like PenFed and American Express; membership-based organizations like Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
Finally, our DealerScience subsidiary, through TCDS, provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience from shopping to showroom.
Products and Services

Consumer

Consumers interface with us through our TrueCar-branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications.

The following are key elements of our consumer experience:

Research & Discovery. We provide information to consumers in the form of verified owner ratings and reviews, data-driven vehicle rankings, editorial content and in other formats that allow consumers to research, compare and discover the right vehicle based on their preferences.

New Car Build Experience. We provide an experience where consumers can enter their zip code and select their preferred make, model, trim and options, and then, in most instances, immediately see actual nearby cars that are generally consistent with their preferences. Also, in most instances, we present consumers with a graphical distribution of what others in the local market paid for a similar make, model and trim of car. Within this distribution, we include MSRP and the Market Average, a proprietary calculation based on recent transactions, that provides an understanding of what others have paid for similarly configured vehicles. This information enables consumers to evaluate a potential price in the context of broader market data. When ready, consumers can proceed to register and connect with local Certified Dealers that can provide upfront, personalized price offers on in-stock inventory that is generally consistent with consumers’ build preferences. Consumers are provided the option to connect with one or more local dealers in order to get the right deal on the car they want and proceed with purchase.

Used Car Inventory Search. We provide an experience where consumers can access and search an extensive selection of pre-owned vehicles for sale by Certified Dealers across the United States. Nearly every used listing has a price rating we compute based on similar used car listings in consumers’ local area, so these consumers have market context. In addition, consumers can see vehicle information, photos and condition summaries, and choose to connect with a Certified Dealer to confirm availability, get an upfront offer and proceed with purchase.

VIN Offers. In most instances, when consumers choose to connect with a Certified Dealer, they will receive price offers from the dealer on in-stock vehicles with specified Vehicle Identification Numbers, or VINs. Each offer provides a comprehensive savings summary including MSRP, incentives, dealer discounts, total MSRP and a price rating so that consumers can know if they are getting a price that makes sense for them in the context of their market.

TrueCar Trade. If consumers intend to trade in a vehicle in connection with a car purchase, or sell their vehicle to a dealer, they can obtain a guaranteed price on the trade-in vehicle through our TrueCar Trade program. Dealers participating in the program benefit from a third-party guarantee of the price given to consumers by an affiliate of our partner Accu-Trade, allowing dealers to honor the trade-in price without assuming any risk.

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

DealerSync. From 2017 until June 2019, we also acted as sales agent for DealerSync, in which capacity we offered independent dealers a subscription-based dealer management platform. Among other features, this platform included a website creation and management service, inventory management services, assistance with search engine optimization strategy and mobile device applications, permitting independent dealers to automate more of their tasks, increase traffic and close more sales.

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

We also support initiatives for our affinity group marketing partners, including U.S. News & World Report, Consumer Reports, AAA, American Express and PenFed. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including television, email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization and social networking.

Dealer engagement and industry relations

Our dealer sales force is responsible for supporting our network of TrueCar Certified Dealers, optimizing our TrueCar Certified Dealer coverage across brands and geographies and for providing onboarding and dealer support. Our sales force helps dealers grow their businesses by regularly providing data-driven insights on inventory management and pricing.

Our ability to understand the needs of, actively listen to and collaborate with our network of TrueCar Certified Dealers is crucial to our success, and many of our dealer sales force employees have worked at dealerships or OEMs.

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

•	lead generators such as AutoWeb.com selling pay-per-lead advertising;

•	Internet sites such as Google and Facebook selling cost-per-click advertising; and

•	offline media, including newspaper, outdoor advertising, radio, television and direct mail.
Technology
We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. Consumers access this platform through the TrueCar-branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications. Dealers access the platform through the software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. We use a combination of open source and licensed software running on optimized hardware.

Substantially all of our data processing and storage capabilities are cloud-based and sufficiently redundant. We have adopted a centralized approach to quality assurance and testing for our technology platform and all products aimed at enhancing consumer and dealer experiences while seeking to optimize availability, scalability, security and performance.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

At December 31, 2019, we had 54 U.S. issued patents, 26 pending U.S. patent applications, 8 issued foreign patents and 4 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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

In May 2015, we were named as a defendant in a lawsuit filed by the California New Car Dealers Association, or CNCDA, in the California Superior Court for the County of Los Angeles, which we refer to as the CNCDA Litigation. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In December 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the CNCDA Litigation was dismissed.

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

In December 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles, which we refer to as the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. After the trial and appellate courts rejected the plaintiff’s motion for class certification, he voluntarily dismissed his case, meaning that the California Consumer Class Action is resolved.

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
Employees
At December 31, 2019, we had 709 full-time employees at locations in Santa Monica, Austin and Boston as well as field employees in other locations throughout the United States. We also engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
We were incorporated in Delaware on February 25, 2005 under our then-corporate name Zag.com Inc. and began business operations in April 2005. We completed our initial public offering in May 2014 and our common stock is listed on the Nasdaq Global Select Market under the symbol “TRUE.”

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

As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

Further, in 2019, approximately 34% of our unit volume was subject to pay-per-sale billing arrangements, with the remaining units being subject to subscription billing arrangements. If the number of TrueCar Certified Dealers on subscription billing arrangements continues to increase relative to those on a pay-per-sale billing model, the growth of our business could become more dependent on our ability to increase dealer subscription rates, as rising unit volumes at dealers on subscription billing arrangements do not automatically result in higher revenues. If we are unable to convince subscription-based dealers of our value proposition, we could be unable to increase dealer subscription rates even if our unit volume increases, which could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2019 our franchise dealer count was 12,565.
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

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships and we could lose a significant number of dealers in our network. For example, in May 2015, the CNCDA filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information on this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.

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
We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

•	our ability to launch new products that are effective and have a high degree of consumer engagement;

•	our ability to constantly innovate and improve our existing products;

•	compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform;

•	our access to a sufficient amount of data to enable us to provide relevant vehicle and pricing information to consumers; and

•	our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
If the quality or quantity of the leads we provide to TrueCar Certified Dealers declines, our unit volume could decrease and TrueCar Certified Dealers could lose faith in our value proposition and choose to leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or pay us a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. If our lead quality or quantity decline, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality or quantity could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA is likely to materially decrease our lead quantity and could adversely affect our aggregate lead quality. Negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.

The wind-down and termination of our partnership with the United Services Automobile Association, or USAA, is likely to adversely affect our business.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintained for USAA (before responsibility for the partnership was transferred from USAA to its banking subsidiary, USAA Federal Savings Bank, or USAA FSB, in February 2020). As such, the number of units purchased using the USAA car-buying site has a significant influence on our operating results. We define units as the number of cars purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. USAA is also a large stockholder, and as of December 31, 2019, USAA beneficially owned 9,042,992 shares, which represented 8.4% of our outstanding common stock.
Our affinity group marketing agreement with USAA reached the end of its term on February 13, 2020, and in February 2020, USAA notified us that it intended to end our affinity partnership. Effective February 14, 2020, we entered into a transition services agreement with USAA pursuant to which it will continue offering its members an auto-buying program through September 30, 2020, after which there will be a subsequent 120-day wind-down period to permit us to continue to serve USAA members who already began the car-buying process through USAA FSB’s auto-buying program up to then. Although the transition services agreement does not increase the revenue share amounts that we pay USAA FSB, and requires USAA FSB to pay us an aggregate transition services fee of $20 million, the termination of our affinity partnership with USAA FSB is likely to have a material adverse effect on our business, revenue, operating results and prospects. Additionally, USAA FSB has terminated all paid advertising of its auto-buying program, which has negatively affected the traffic to our USAA channel, and USAA FSB has also informed us that it expects to implement site changes that make it clearer to its members that they are interacting with a third-party website operated by us. It is possible that those changes, which we expect to be implemented in the first quarter of 2020, and any future changes before or during the wind-down period, could further adversely affect the volume of user traffic we receive from USAA FSB.
The transition services agreement provides us with a seven and one-half month period to continue operating the auto-buying program for USAA FSB. We cannot assure you that we will be able to wind down our partnership with USAA FSB during this period in a manner that minimizes disruption to our business and to our users. Further, we could be unable to effectively mitigate the long-term negative financial effect of the termination of that partnership. Additionally, while USAA FSB is required to use commercially reasonable efforts to support its auto-buying program in a manner materially consistent with the manner in which it did so before the transition, this obligation is subject to the parties’ wind-down negotiations and to whether USAA determines that those efforts violate laws applicable to it or are contrary to instructions from its regulators. Changes in how USAA FSB supports our platform, subvenes its members’ borrowing costs, mitigates banking or insurance regulatory risk or modifies its auto-buying site and its user experience could further adversely affect the volume of user traffic we receive from USAA FSB and the close rate of that traffic.
If we are unable to timely mitigate the adverse effects of the transition and eventual termination of our relationship with USAA FSB, our business, revenues, results of operations and cash flows could be materially negatively affected.
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

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and attention from the board and management needed to fill the vacant roles could disrupt our business. If we are unable to successfully identify and attract adequate replacements for the vacancies in our management roles in a timely manner, including the role of chief executive officer, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we are seeking. The search for replacements for these positions has resulted, and is likely to continue to result, in significant recruiting and relocation costs, and we can give no assurances concerning the timing or outcome of our search for these replacements.

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

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has recently experienced substantial volatility, which has negatively affected the value of our stock-based incentive awards and may impact the extent to which our stock-based compensation is viewed as a valuable benefit. If we are not able to mitigate the impact of this volatility in our stock price, or if our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

Our growth in prior years may not be indicative of our future growth, and we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $353.9 million in 2019. However, our rate of revenue growth declined from 2017 to 2019 and may continue to be lower than it has been in past periods. In addition, our future revenue growth is dependent on our ability to:

•	expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;

•	increase the number of transactions between our users and TrueCar Certified Dealers;

•	increase dealer subscription rates, and manage dealer churn;

•	grow the revenue we derive from car manufacturer incentive programs;

•	increase the number of dealers participating in our automotive trade-in program and successfully monetize the TrueCar Trade product;

•	maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;

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
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:

•	marketing and advertising;

•	dealer outreach and training;

•	technology and product development, including the development of new products and new features for existing products;

•	strategic partnerships, investments and acquisitions; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.
In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired, and expect to continue hiring, additional personnel, particularly in our dealer, product and technology teams. The additional personnel in our dealer team are intended to enhance the service experience and the productivity of our dealer network while the additional personnel in our product and technology teams are focusing on developing new products and features enabled by the completion of the replatforming of our technology infrastructure in 2018 and delivering a better experience to consumers, dealers and affinity group marketing partners and car manufacturers that offer incentive programs through our platform. Finally, our organizational structure is becoming more complex as we continue to add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer and the economics of the dealer.

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
We have not been profitable since inception. We had an accumulated deficit of $432.1 million at December 31, 2019 and we experienced a net loss of $54.9 million in 2019. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
We may incur significant losses in the future for a number of reasons, including slowing demand for our products and services, increasing competition, weakness in the automobile industry generally and other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. If we incur losses in the future, we may not be able to reduce costs effectively because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may affect our ability to acquire users and dealers, improve our products and services and grow our revenues. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could seriously harm our business and cause the price of our common stock to decline.

We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown as users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that car dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of cars purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the cars purchased by our users have historically been matched to the car-buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:

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
For example, in February 2020, USAA notified us that it intended to end our affinity partnership, and we entered into a transition services agreement with USAA pursuant to which it will cease offering its members an automobile buying program effective October 1, 2020. USAA accounted for a material amount of our units and revenues and this termination is likely to have a materially adverse effect on our business, operating results and prospects. For more information on the wind-down and termination of our affinity partnership with USAA, refer to the risk factor above: “The wind-down and termination of our partnership with the United Services Automobile Association, or USAA, is likely to adversely affect our business.”

Additional such changes to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as OEM incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners who derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”

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

In 2019 and 2018, respectively, we derived approximately 4.7% and 8.5% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a substantial growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

If we are not successful in increasing the number of dealers participating in our automotive trade-in program, providing a compelling value proposition to consumers using our TrueCar Trade product, monetizing that product or integrating it into our consumer experience, our business and prospects could be adversely affected.

We believe that our TrueCar Trade product is a vital element of our effort to build out an end-to-end consumer experience, and we entered into a 10-year commercial partnership with Accu-Trade in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our TrueCar Trade product, and our business and prospects, could be adversely affected.

Further, the TrueCar Trade product is a relatively new offering. If we are not able to increase the number of dealers who offer the TrueCar Trade product, provide a compelling value proposition to consumers who use the product, successfully monetize it or integrate it into our consumer experience, that failure would negatively impact our business, revenue, operating results and prospects.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.

We believe that the TrueCar website and our TrueCar-branded mobile applications are an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our rebranding initiative. For more information on this initiative, see the risk factor below: “If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $229.3 million on sales and marketing during 2019.

Our business model relies on our ability to continue to scale rapidly and to decrease incremental user acquisition costs as we grow. Our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.

Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, for example, in connection with the wind-down of our partnership with USAA, this may affect our ability to acquire consumers and dealers and grow our revenues. Our current and potential competitors may also have significantly more financial, marketing and other resources than we have and the ability to devote greater resources to the promotion and support of their products and services. The realities of competing for users and brand visibility, as well as ensuring the satisfaction of our dealers, may limit our ability to reduce our own marketing expenditures, potentially negatively impacting our operating margins and financial results.

In addition, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. Changes in how USAA FSB promotes and markets the car-buying site we maintain for it can affect, and have from time to time in the past affected, the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform, and USAA recently discontinued paid advertising of our platform, which adversely affected the volume of traffic to the platform. Should one or more of our affinity group marketing partners decide to deemphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.

Failure to increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we have historically derived from our partnership with USAA during or after its wind down. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to increase expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

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

In September 2015, we received the Texas DMV Notice, asserting that certain aspects of our advertising in Texas constituted false, deceptive, unfair or misleading advertising within the meaning of applicable Texas law. On September 24, 2015, we responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter following our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. After the trial and appellate courts rejected the plaintiff’s motion for class certification, he voluntarily dismissed the remainder of his case, meaning that the California Consumer Class Action is currently resolved.

In July 2016, we received the Mississippi MVC Letter, asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. On July 19, 2016 we responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter following our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In August 2016, we met with investigators from the California DMV regarding the Unlicensed Auction Allegation. We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. In October 2016, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

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

Federal and State Privacy Laws

We are subject to a variety of federal and state laws and regulations that relate to privacy, data protection and personal information, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current practices and policies. For example, legislative or regulatory actions affecting the manner in which we display content to our users, use or share information or obtain consent to use or share information could adversely affect the manner in which we provide our services or adversely affect our financial results. For more information concerning these and other similar potential actions, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”

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

Stockholder Litigation

Milbeck Federal Securities Litigation

In March 2018, Leon Milbeck filed a putative securities class action complaint against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors and the underwriters for our secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which will be paid by our directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement, and on January 27, 2020, the court issued a minute order granting final approval to the settlement. As a result, the Milbeck Federal Securities Litigation is currently resolved and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. We believe that the appeal is without merit, and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Delaware Consolidated Derivative Litigation

In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Consolidated Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs seek an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On December 19, 2019, we filed motions to dismiss for failure to make a pre-suit demand and failure to state a claim. We believe that the consolidated complaint is without merit, and intend to vigorously defend ourselves in this matter. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Lee Derivative Litigation

In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The California Consumer Class Action

In December 2015, we were named as a defendant in the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on factual allegations similar to those asserted in the NY Lanham Act Litigation and the CNCDA Litigation. In the complaint, the plaintiff sought to represent a class of “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On July 13, 2016, the plaintiff amended his complaint. The amended complaint continues to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retained the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint sought an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, we filed a demurrer to the amended complaint, which the court granted in part and denied in part on October 13, 2016, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On February 7, 2018, the plaintiff filed a motion for class certification, which the court denied on July 27, 2018. On September 26, 2018, the plaintiff appealed the trial court’s denial of his motion for class certification, which the California Court of Appeal affirmed on December 16, 2019. On February 19, 2020, the plaintiff voluntarily dismissed the California Consumer Class Action. As a result, the California Consumer Class Action is currently resolved and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

***

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the automotive industry, as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of or investment in complementary businesses and technologies rather than through internal development, such as our acquisition of DealerScience in 2018 and our investment in Accu-Trade in 2019. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or investments.

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

If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.

In January 2020, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We expect to invest substantial amounts in advertising, supplies and capital, and changed exterior and interior signing. We also cannot be certain that we will recover the costs we will incur in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not accept our new branding, our sales, performance and consumer and dealer relationships could be adversely affected.

Moreover, following our rebranding, maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users come to perceive that we are not focused primarily on providing them with a better car-buying experience or if dealers do not perceive us as offering a compelling value proposition, our reputation and the strength of our brand would be adversely affected, even if the rebranding initiative is successful.

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

As we introduce new offerings, such as DealerScience’s digital retailing tools and our TrueCar Trade, TrueCar Reach and Sponsored Listings products, or enhance existing products and services on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.

In attempting to enhance our current product offerings and establish our new product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with Accu-Trade and certain of its affiliates, we have incurred $7.6 million in license fees and revenue share costs. We incurred $2.6 million in such license fees and revenue share costs in the year ended December 31, 2019.

In addition, we may not successfully demonstrate the value of these expanded or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.

Further, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to technical standards, including accessibility standards, more stringent than those currently required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing the standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance.

We may make product and investment decisions that do not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we recently completed a long-term replatforming of our technology platform that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in January 2020, we introduced a new consumer experience that allows our users more control over the dealers to which their contact information is provided and the specific information so provided. Although we believe that this experience will ultimately improve our product and yield long-term financial benefits, in the short-term it could result in less revenue as our traditional product monetizes fewer users, and it could ultimately be unsuccessful. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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

Additionally, we are not able to monetize a transaction in which a manufacturer sells an automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla does. If this practice becomes more widespread and we are not able to adjust, our business, growth, operating results, financial condition and prospects could be adversely affected.

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

Our revenue trends are a reflection of consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues may be affected more by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather or other significant events outside of our control.

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

Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, on October 11, 2019, the California Department of Justice, which we refer to as the California DOJ, published a notice of proposed rulemaking action with respect to draft regulations to implement the California Privacy Act, which it further amended on February 9, 2020 and which we refer to as the California Privacy Regulations. The California Privacy Act provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The California Privacy Act and regulations promulgated thereunder may increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the California Privacy Act and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.

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

Further, many laws, including the Telephone Consumer Protection Act of 1991, the CAN-SPAM Act of 2003 and the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act of 2019, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected and we could face potentially costly litigation.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and other laws and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, changing rules and regulations may increase our legal, accounting and financial compliance costs and make some activities more time consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

We had goodwill and intangible assets of $90.6 million at December 31, 2019. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. While we have not recognized any impairment charges since our inception, we may recognize impairment charges in future periods in connection with businesses we acquire or in which we invest. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.
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
We had federal net operating loss carryforwards of approximately $415.1 million and state net operating loss carryforwards of approximately $242.5 million at December 31, 2019. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2020, respectively. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. At December 31, 2019, we had federal and state research and development credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.
Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. During 2019, we experienced a cumulative ownership change. This ownership change could have materially impaired the Company’s ability to utilize its net operating losses and tax credits. Upon receipt of certain additional information from investors, the Company will determine the amount of potential limitation. Any decrease in deferred tax assets associated with these tax attributes would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

Our corporate headquarters, a majority of our employees and many of our essential business operations are located in the Los Angeles area, near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortage or outage could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, a strain of coronavirus was reported to have surfaced in China, resulting in store closures and a decrease in consumer traffic in China. At this point, the extent to which the coronavirus may impact our results is uncertain.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results, including financial results for the quarter ending March 31, 2020, as well as the year ending December 31, 2020, as part of our press releases, investor conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from management’s guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of December 31, 2019, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 69% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the fiscal year ended December 31, 2019, the trading price of our common stock fluctuated from a low of $3.01 per share to a high of $10.39 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

At December 31, 2019, approximately 106.9 million shares of our common stock were outstanding. In addition, as of December 31, 2019, there were 10.6 million shares underlying options and 5.9 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

In January 2017, we filed a shelf registration statement on Form S-3, which we refer to as the 2017 Registration Statement. Under the 2017 Registration Statement, we sold 1.15 million shares of common stock and certain selling stockholders sold 9.2 million shares of common stock.

Although the 2017 Registration Statement has expired and we have deregistered the unsold shares thereunder, we may file a subsequent registration statement with the SEC, after which we or selling stockholders may periodically offer additional securities in amounts, at prices and on terms to be announced when and if the securities are offered. If we do so, we will prepare and file with the SEC a prospectus supplement containing specific information about the terms of the offering.

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

If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 10.8 million shares (including vested options) as of December 31, 2019 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our principal office in Santa Monica, California. We also lease an office near Austin, Texas. We maintain additional, collectively immaterial leased spaces in several other locations throughout the United States as well. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

Please refer to the disclosure under the heading “Legal Proceedings” in Note 9 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TRUE” since May 16, 2014. Our initial public offering was priced at $9.00 per share. Before that date, there was no public trading market for our common stock.

Holders of Record

As of February 21, 2020, there were 113 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.
Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2014 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data at December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017, 2016 and 2015 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except share and per share amounts)
Revenues	$353,880	$353,571	$323,149	$277,507	$259,838
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(1):	33,427	31,154	28,227	25,167	23,657
Sales and marketing (1)	229,342	213,415	185,397	154,406	151,002
Technology and development (1)	57,188	61,348	59,070	53,580	48,021
General and administrative (1)	65,148	54,140	61,646	59,908	83,494
Depreciation and amortization	25,591	22,677	22,472	23,345	17,646
Total costs and operating expenses	410,696	382,734	356,812	316,406	323,820
Loss from operations	(56,816)	(29,163)	(33,663)	(38,899)	(63,982)
Interest income	3,495	3,314	1,260	376	107
Interest expense	—	(2,649)	(2,610)	(2,530)	(443)
Loss from equity method investment	(1,280)	—	—	—	—
Other income	—	—	—	—	13
Loss before income taxes	(54,601)	(28,498)	(35,013)	(41,053)	(64,305)
Provision for (benefit from) income taxes	289	(177)	(2,164)	655	606
Net loss	$(54,890)	$(28,321)	$(32,849)	$(41,708)	$(64,911)
Net loss per share, basic and diluted (2)	$(0.52)	$(0.28)	$(0.35)	$(0.49)	$(0.79)
Weighted average common shares outstanding, basic and diluted (2)	105,805	102,149	94,865	84,483	81,914
Other Financial Information:
Adjusted EBITDA (3)	$18,919	$33,510	$28,884	$15,039	$7,572
Non-GAAP net (loss) income (4)	$(3,466)	$11,675	$7,226	$(11,115)	$(11,016)

(1)	The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$2,157	$1,726	$1,105	$960	$792
Sales and marketing	13,362	13,950	10,353	5,837	4,493
Technology and development	8,256	10,589	8,060	4,398	4,294
General and administrative	14,199	10,954	12,723	13,544	32,984
Total stock-based compensation expense	$37,974	$37,219	$32,241	$24,739	$42,563

(2)	See Note 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders.

(3)
Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss, operating income or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

(4)
Non-GAAP net (loss) income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net (loss) income and a reconciliation of Non-GAAP net (loss) income to net loss, see “Non-GAAP Financial Measures.”

	At December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents	$181,534	$196,128	$197,762	$107,721	$112,371
Working capital	185,571	213,897	205,573	117,549	113,855
Property and equipment, net	29,797	61,511	70,710	66,941	71,390
Total assets	421,687	420,960	384,834	294,448	302,374
Lease financing obligation	—	22,987	29,129	28,833	26,987
Total stockholders’ equity	327,271	346,553	313,118	224,581	232,692

Non-GAAP Financial Measures

Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, non-cash warrant expense, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, changes in the fair value of contingent consideration, lease-exit costs and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, non-cash warrant expense, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, changes in the fair value of contingent consideration and lease-exit costs. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.

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

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the severance charges associated with restructuring plans;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects severance charges associated with the departures of certain of our former executives;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the lease exit costs associated with consolidation of our office locations in Santa Monica, California;

•	neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects net loss from our equity method investment;

•
neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the legal, accounting, consulting and other third-party fees and costs incurred by us in connection with the evaluation and negotiation of potential merger and acquisition transactions;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(54,890)	$(28,321)	$(32,849)	$(41,708)	$(64,911)
Non-GAAP adjustments:
Interest income	(3,495)	(3,314)	(1,260)	(376)	(107)
Interest expense	—	2,649	2,610	2,530	443
Depreciation and amortization	25,591	22,677	22,472	23,345	17,646
Stock-based compensation (1)	37,974	37,219	32,241	24,739	42,563
Warrant expense (reduction)	—	—	—	46	(803)
Loss from equity method investment	1,280	—	—	—	—
Certain litigation costs (2)	1,575	2,157	7,967	960	6,171
Executive departure costs (3)	5,089	—	—	508	3,732
Restructuring charges (4)	3,280	—	—	1,275	—
Transaction costs (5)	1,926	620	—	—	—
Change in fair value of contingent consideration	300	—	—	—	—
Lease exit costs (6)	—	—	(133)	3,065	2,232
Provision for (benefit from) income taxes	289	(177)	(2,164)	655	606
Adjusted EBITDA	$18,919	$33,510	$28,884	$15,039	$7,572

(1)
The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer, and stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(3)
The excluded amounts include (i) $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in 2019, (ii) $0.5 million in executive severance costs related to an executive who terminated in 2016 and (iii) $3.4 million in executive severance costs, as well as related recruiting fees of $0.3 million, associated with the separation of our former chief executive officer in 2015. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)
The excluded amounts include (i) $3.3 million in charges associated with a restructuring plan undertaken in 2019 to improve efficiency and reduce expenses and (ii) $1.3 million in charges associated with a reorganization of our product and technology teams undertaken in 2016 to better align our resources with business objectives as we transitioned from multiple software platforms to a unified architecture. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

(6)
The excluded amounts represent the initial estimate and updates to that estimate of lease termination costs associated with the consolidation of our office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Year Ended
	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss) Income:
Net loss	$(54,890)	$(28,321)	$(32,849)	$(41,708)	$(64,911)
Non-GAAP adjustments:
Stock-based compensation (1)	37,974	37,219	32,241	24,739	42,563
Loss from equity method investment	1,280	—	—	—	—
Warrant expense (reduction)	—	—	—	46	(803)
Certain litigation costs (2)	1,575	2,157	7,967	960	6,171
Executive departure costs (3)	5,089	—	—	508	3,732
Restructuring charges (4)	3,280	—	—	1,275	—
Transaction costs (5)	1,926	620	—	—	—
Change in fair value of contingent consideration	300	—	—	—	—
Lease exit costs (6)	—	—	(133)	3,065	2,232
Non-GAAP net (loss) income (7)	$(3,466)	$11,675	$7,226	$(11,115)	$(11,016)

(1)
The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer, and stock-based compensation of $10.7 million incurred in the fourth quarter of 2015 related to the departure of certain executives.

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

(3)
The excluded amounts include (i) $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in 2019, (ii) $0.5 million in executive severance costs related to an executive who terminated in 2016 and (iii) $3.4 million in executive severance costs, as well as related recruiting fees of $0.3 million, associated with the separation of our former chief executive officer in 2015. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)
The excluded amounts include (i) $3.3 million in charges associated with a restructuring plan undertaken in 2019 to improve efficiency and reduce expenses and (ii) $1.3 million in charges associated with a reorganization of our product and technology teams undertaken in 2016 to better align our resources with business objectives as we transitioned from multiple software platforms to a unified architecture. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

(6)
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

Overview

TrueCar is a leading automotive digital marketplace that enables car buyers to connect to our network of over 16,500 Certified Dealers. We are building the industry’s most personalized and efficient car buying experience as we seek to bring more of the purchasing process online.

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

During the year ended December 31, 2019, we generated revenues of $353.9 million and recorded a net loss of $54.9 million.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2019	2018	2017
Average Monthly Unique Visitors	7,441,251	7,520,734	7,380,838
Units (1)	998,495	1,005,029	952,834
Monetization	$335	$333	$319
Franchise Dealer Count	12,565	12,674	12,142
Independent Dealer Count	4,395	3,655	2,979

(1)
We issued full credits of the amount originally invoiced with respect to 21,201, 23,885, and 21,835 units during the years ended December 31, 2019, 2018, and 2017, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

The number of average monthly unique visitors decreased 1.1% to approximately 7.4 million for the year ended December 31, 2019 from approximately 7.5 million for the year ended December 31, 2018. The decrease was primarily due to changes in the search algorithms used by popular search engines reducing our organic traffic that started in the fourth quarter of 2018 and continued in 2019.

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

For the year ended December 31, 2019 as compared to December 31, 2018, total units remained fairly flat. The number of units decreased 0.7% to 998,495 for the year ended December 31, 2019 from 1,005,029 for the year ended December 31, 2018.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased slightly by 0.6% to $335 during the year ended December 31, 2019 from $333 during December 31, 2018, primarily as a result of growth in revenue from new dealer products, as a result of which no incremental units are generated, offset by a decline in OEM revenue. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.

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

Our franchise dealer count decreased to 12,565 at December 31, 2019 from 12,674 at December 31, 2018 and increased from 12,142 at December 31, 2017. Note that our franchise dealer count excludes Genesis franchises on our program due to Hyundai’s transition of Genesis to a stand-alone brand. In order to facilitate period over period comparisons, we have continued to count each Hyundai franchise that also has a Genesis franchise as one franchise dealer rather than two. We intend to increase the number of dealers representing high volume brands in our dealer network, generally, and in key geographies, by investing to improve the dealer experience and increasing dealer satisfaction.

Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers who participate in our Auto Buying Program at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location individually, and includes both single-location proprietorships as well as large consolidated dealer groups. Our independent dealer count increased to 4,395 at December 31, 2019 from 3,655 at December 31, 2018 and 2,979 at December 31, 2017.

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

Components of Operating Results

Revenues

Our revenues are comprised of dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. We recognize transaction revenue for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.

Dealer.     Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience.

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

Under flat-rate subscription arrangements, fees are charged at a monthly flat rate regardless of the number of introductions made to users of our platform by the dealer.

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
DealerScience revenue consists of monthly subscription fees paid by dealers for access to the DealerScience products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom.
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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including data center costs; hosting fees; data processing costs required to deliver introductions to our network of TrueCar Certified Dealers; employee costs related to certain dealer operations and sales matching; employee and consulting costs related to delivering data and consulting services to our customers; and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statements of comprehensive loss.

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

Interest Expense. Interest expense primarily consists of interest on our built-to-suit lease financing obligations in years prior to 2019.

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2019 and December 31, 2018, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the year ended December 31, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that was not an available source of income to realize deferred tax assets. Our benefit for income taxes for the year ended December 31, 2018 primarily reflects a decrease in valuation allowance in partial recognition of deferred tax assets associated with 2018 indefinite-lived net operating losses.

We have accumulated federal net operating loss carryforwards of approximately $415.1 million and state net operating loss carryforwards of approximately $242.5 million at December 31, 2019. Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. During 2019, we experienced a cumulative ownership change. This ownership change could have materially impaired the Company’s ability to utilize its net operating losses and tax credits. Upon receipt of certain additional information from investors, the Company will determine the amount of potential limitation. Any decrease in deferred tax assets associated with these tax attributes would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

See Note 12 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2019	2018	2017

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$353,880	$353,571	$323,149
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	33,427	31,154	28,227
Sales and marketing	229,342	213,415	185,397
Technology and development	57,188	61,348	59,070
General and administrative	65,148	54,140	61,646
Depreciation and amortization	25,591	22,677	22,472
Total costs and operating expenses	410,696	382,734	356,812
Loss from operations	(56,816)	(29,163)	(33,663)
Interest income	3,495	3,314	1,260
Interest expense	—	(2,649)	(2,610)
Loss from equity method investment	(1,280)	—	—
Loss before income taxes	(54,601)	(28,498)	(35,013)
Provision for (benefit from) income taxes	289	(177)	(2,164)
Net loss	$(54,890)	$(28,321)	$(32,849)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2019	2018	2017
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	9	9	9
Sales and marketing	65	60	57
Technology and development	16	17	18
General and administrative	18	15	19
Depreciation and amortization	7	6	7
Loss from operations	(16)	(8)	(10)
Interest income	1	1	*
Interest expense	—	(1)	(1)
Loss from equity method investment	*	—	—
Loss before income taxes	(15)	(8)	(11)
Provision for (benefit from) income taxes	*	*	(1)
Net loss	(16)%	(8)%	(10)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2019, 2018 and 2017

Revenues

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Revenues
Dealer revenue	$317,965	$304,596	$280,563	4.4%	8.6%
OEM incentives revenue	16,569	30,012	23,277	(44.8)%	28.9%
Forecasts, consulting and other revenue	19,346	18,963	19,309	2.0%	(1.8)%
Total revenues	$353,880	$353,571	$323,149	0.1%	9.4%

Year ended December 31, 2019 compared to year ended December 31, 2018. The increase in our revenues of $0.3 million, or 0.1%, for 2019 as compared to 2018 primarily reflected the increase in our dealer revenue and forecast, consulting and other revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 89.9%, 4.7%, and 5.5%, respectively, of revenues for 2019 as compared to 86.1%, 8.5%, and 5.4%, respectively, of revenues for 2018. The increase of $13.4 million in dealer revenue for the year ended December 31, 2019 reflected a 0.6% increase in monetization, along with increases within newer revenue streams of $9.2 million primarily due to our Trade and DealerScience products as well as an increase of $4.2 million due to growth in used car sales in 2019. The decrease of $13.4 million in OEM incentive revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients in 2019. Forecasts, consulting and other revenue for 2019 remained materially consistent as compared to 2018.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$33,427	$31,154	$28,227	7.3%	10.4%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.4%	8.8%	8.7%

Year ended December 31, 2019 compared to year ended December 31, 2018. The increase in cost of revenue of $2.3 million, or 7.3%, for 2019 as compared to 2018 was primarily due to a $1.0 million increase in data and licensing costs, a $0.8 million increase in employee-related costs, and a $0.4 million increase in stock-based compensation, offset by a $0.2 million decrease in hosting fees.

Year ended December 31, 2018 compared to year ended December 31, 2017. The increase in cost of revenue of $2.9 million, or 10.4%, for 2018 as compared to 2017 was primarily due to a $1.1 increase in employee-related costs associated with an increase in headcount, a $1.3 million increase in data and licensing costs, and a $0.6 million increase in stock-based compensation.

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Sales and marketing expense	$229,342	$213,415	$185,397	7.5%	15.1%
Sales and marketing expense as a percentage of revenues	64.8%	60.4%	57.4%

Year ended December 31, 2019 compared to year ended December 31, 2018. The increase in sales and marketing expenses of $15.9 million, or 7.5%, for 2019 as compared to 2018 reflected a $6.9 million increase in salaries and employee related expenses, a $5.1 million increase in branded media spend, a $3.0 million increase in partner marketing and revenue share paid to affinity marketing partners, a $1.1 increase in facilities costs, a $0.8 million increase in creative production costs, and a $0.6 million increase in professional fees for outsourced services. These increases were partially offset by a $0.6 million decrease in stock-based compensation and a $0.6 million decrease in conference and travel-related expenses.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Technology and development expenses	$57,188	$61,348	$59,070	(6.8)%	3.9%
Technology and development expenses as a percentage of revenues	16.2%	17.4%	18.3%
Capitalized software costs	$12,418	$15,022	$15,573	(17.3)%	(3.5)%

Year ended December 31, 2019 compared to year ended December 31, 2018. The decrease in technology and development expenses of $4.2 million, or 6.8%, for 2019 as compared to 2018 is primarily due to a decrease in stock-based compensation of $2.3 million, a $0.9 million decrease in employee-related expenses, and a $0.8 million decrease in professional fees for outsourced services.

Capitalized software costs decreased $2.6 million for 2019 as compared to 2018 primarily due to a decrease in the amount of purchased software of $1.9 million.

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

General and Administrative Expenses

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
General and administrative expense	$65,148	$54,140	$61,646	20.3%	(12.2)%
General and administrative expense as a percentage of revenues	18.4%	15.3%	19.1%

Year ended December 31, 2019 compared to year ended December 31, 2018. General and administrative expenses increased $11.0 million, or 20.3%, for 2019 as compared to 2018. The increase is primarily due to a $4.8 million increase in employee-related expenses primarily due to $3.2 million in severance costs associated with the departure of our former chief executive officer in the second quarter of 2019, a $3.2 million increase in stock-based compensation primarily due to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer, a $2.2 million increase in costs for consulting and outsourced services, and a $1.2 million increase in overhead and facilities costs.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Depreciation and amortization expenses	$25,591	$22,677	$22,472	12.9%	0.9%

Year ended December 31, 2019 compared to year ended December 31, 2018. Depreciation and amortization expenses increased $2.9 million, or 12.9%, for 2019 as compared to 2018. The increase is primarily due to a $2.4 million increase related to intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.6 million net increase associated with the reclassification of certain build-to-suit assets to leasehold improvements upon adoption of the new lease guidance in January 2019.

Year ended December 31, 2018 compared to year ended December 31, 2017. Depreciation and amortization expenses increased $0.2 million, or 0.9%, for 2018 as compared to 2017.

Interest Income

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Interest income	$3,495	$3,314	$1,260	5.5%	163.0%

Year ended December 31, 2019 compared to year ended December 31, 2018. Interest income increased $0.2 million, or 5.5%, for 2019 as compared to 2018 primarily due to higher interest rates.

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest income increased $2.1 million, or 163.0%, for 2018 as compared to 2017 primarily due to increases in average cash and cash equivalents balances and higher interest rates.

Interest Expense

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Interest expense	$—	$2,649	$2,610	(100.0)%	1.5%

Year ended December 31, 2019 compared to year ended December 31, 2018. Interest expense decreased $2.6 million to zero in 2019 as compared to 2018 primarily due to our exit from our San Francisco leased office space as of December 31, 2018, and with the adoption of the new leasing standard and the de-recognition of our lease financing obligation for our Santa Monica leased office space.

Year ended December 31, 2018 compared to year ended December 31, 2017. Interest expense of $2.6 million in 2018 remained materially consistent as compared to 2017.

Provision for (benefit from) Income Taxes

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

	(dollars in thousands)
Provision for (benefit from) income taxes	$289	$(177)	$(2,164)	263.3%	91.8%

Years ended December 31, 2019, December 31, 2018 and December 31, 2017. The provision for income taxes for 2019 of $0.3 million primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The benefit from income taxes for 2018 of $0.2 million primarily reflects a decrease in valuation allowance in partial recognition of deferred tax assets associated with 2018 indefinite-lived net operating losses. Our benefit from income taxes for 2017 of $2.2 million included a $2.6 million impact from the change in tax law. Of that $2.6 million impact, $1.2 million resulted from the re-measurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled and $1.4 million resulted from the decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize certain indefinite-lived deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. During 2019, we experienced a cumulative ownership change. This ownership change could have materially impaired the Company’s ability to utilize its net operating losses and tax credits. Upon receipt of certain additional information from investors, the Company will determine the amount of potential limitation. Any decrease in deferred tax assets associated with these tax attributes would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Average Monthly Unique Visitors	7,740,593	7,695,650	7,229,910	7,098,849	6,509,577	8,005,041	7,763,112	7,805,207
Units (1)	248,037	267,821	249,856	232,781	257,017	268,026	250,269	229,717
Monetization	$342	$320	$333	$348	$334	$331	$332	$334
Franchise Dealer Count	12,565	12,711	12,681	12,675	12,674	12,549	12,368	12,205
Independent Dealer Count	4,395	4,242	4,014	3,854	3,655	3,482	3,166	3,006

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018

	(in thousands)
Revenues:
Dealer revenue	$80,904	$81,270	$78,977	$76,814	$77,738	$79,250	$75,271	$72,337
OEM incentive revenue	3,842	4,383	4,143	4,201	8,208	9,456	7,927	4,421
Forecasts, consulting, and other revenue	4,922	4,902	4,955	4,567	5,128	4,880	4,652	4,303
Total revenues	89,668	90,555	88,075	85,582	91,074	93,586	87,850	81,061
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,768	8,391	8,332	8,936	8,213	7,737	7,752	7,452
Sales and marketing	56,410	57,961	60,233	54,738	55,952	57,031	52,014	48,418
Technology and development	12,462	13,027	16,045	15,654	14,715	15,345	15,694	15,594
General and administrative	15,644	13,018	21,382	15,104	13,135	14,030	13,494	13,481
Depreciation and amortization	6,264	6,145	6,767	6,415	5,869	5,992	5,641	5,175
Total costs and expenses	98,548	98,542	112,759	100,847	97,884	100,135	94,595	90,120
Loss from operations	(8,880)	(7,987)	(24,684)	(15,265)	(6,810)	(6,549)	(6,745)	(9,059)
Interest income	673	855	966	1,001	1,072	888	750	604
Interest expense	—	—	—	—	(664)	(662)	(662)	(661)
Loss from equity method investment	(543)	(464)	(273)	—	—	—	—	—
Loss before income taxes	(8,750)	(7,596)	(23,991)	(14,264)	(6,402)	(6,323)	(6,657)	(9,116)
Provision for (benefit from) income taxes	63	56	69	101	(9)	(72)	(35)	(61)
Net loss	$(8,813)	$(7,652)	$(24,060)	$(14,365)	$(6,393)	$(6,251)	$(6,622)	$(9,055)
Net loss per share:
Basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.14)	$(0.06)	$(0.06)	$(0.07)	$(0.09)
Other Financial Information (2):
Adjusted EBITDA	$4,328	$5,851	$3,653	$5,087	$8,743	$10,025	$8,730	$6,012
Non-GAAP net (loss) income	$(1,326)	$505	$(2,217)	$(428)	$3,291	$4,331	$3,212	$841

(1)
We issued full credits of the amount originally invoiced with respect to 5,423, 6,100, 3,985, 5,693, 7,121, 4,981, 5,371, and 5,134, units during the three months ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively. The number of units has not been adjusted downward to reflect units credited.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(8,813)	$(7,652)	$(24,060)	$(14,365)	$(6,393)	$(6,251)	$(6,622)	$(9,055)
Non-GAAP Adjustments:
Interest income	(673)	(855)	(966)	(1,001)	(1,072)	(888)	(750)	(604)
Interest expense	—	—	—	—	664	662	662	661
Depreciation and amortization	6,264	6,145	6,767	6,415	5,869	5,992	5,641	5,175
Stock-based compensation (1)	6,592	7,191	15,556	8,635	8,903	10,247	8,972	9,097
Share of net loss of equity method investment	543	464	273	—	—	—	—	—
Certain litigation costs (2)	139	157	351	928	161	335	862	799
Executive departure costs (3)	138	270	4,681	—	—	—	—	—
Restructuring charges (4)	—	—	—	3,280	—	—	—	—
Transaction costs (5)	—	—	832	1,094	620	—	—	—
Change in fair value of contingent consideration	75	75	150	—	—	—	—	—
Provision for (benefit from) income taxes	63	56	69	101	(9)	(72)	(35)	(61)
Adjusted EBITDA (6)	$4,328	$5,851	$3,653	$5,087	$8,743	$10,025	$8,730	$6,012

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

(3)
The excluded amounts include $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in the second quarter of 2019. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)
The excluded amounts include $3.3 million in charges associated with a restructuring plan undertaken in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

The following table presents a reconciliation of net loss to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018

	(in thousands)
Reconciliation of Net Loss to Non-GAAP Net (Loss) Income
Net loss	$(8,813)	$(7,652)	$(24,060)	$(14,365)	$(6,393)	$(6,251)	$(6,622)	$(9,055)
Non-GAAP Adjustments:
Stock-based compensation (1)	6,592	7,191	15,556	8,635	8,903	10,247	8,972	9,097
Loss from equity method investment	543	464	273	—	—	—	—	—
Certain litigation costs (2)	139	157	351	928	161	335	862	799
Executive departure costs (3)	138	270	4,681	—	—	—	—	—
Restructuring charges (4)	—	—	—	3,280	—	—	—	—
Transaction costs (5)	—	—	832	1,094	620	—	—	—
Change in the fair value of contingent consideration	75	75	150	—	—	—	—	—
Non-GAAP net (loss) income (6) (7)	$(1,326)	$505	$(2,217)	$(428)	$3,291	$4,331	$3,212	$841

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

(3)
The excluded amounts include $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in the second quarter of 2019. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)
The excluded amounts include $3.3 million in charges associated with a restructuring plan undertaken in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

(7)
Non-GAAP net (loss) income is not a measure of our financial performance under GAAP and should not be considered as an alternative to net loss or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net (loss) income see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

At December 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $181.5 million.

We have incurred cumulative losses of $432.1 million from our operations through December 31, 2019, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our technology and development efforts and costs related to acquisitions to further expand our product offerings. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at December 31, 2019. The amount available under the credit facility at December 31, 2019 was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million. See Note 8 of our consolidated financial statements herein for more information about our amended credit facility.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$20,344	$24,833	$22,118
Net cash used in investing activities	(34,458)	(43,190)	(19,809)
Net cash (used in) provided by financing activities	(480)	16,723	87,732
Net (decrease) increase in cash and cash equivalents	$(14,594)	$(1,634)	$90,041

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing and advertising expenses. Our net loss has been significantly greater than cash used in or provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2019 was $20.3 million. This was primarily due to our net loss of $54.9 million, which, adjusted for non-cash items, including stock-based compensation expense of $38.0 million, depreciation and amortization expense of $25.6 million, and bad debt expense of $1.4 million, resulted in $19.0 million in cash from operations. Cash from operating activities was also affected by a $1.4 million increase from changes in operating assets and liabilities, which primarily reflected an increase of $1.4 million in accounts receivable primarily due to the timing of cash collections, a decrease of $1.5 million in accrued employee expenses primarily related to a decrease in accrued bonus, an increase of $0.7 million in prepaid expenses primarily due to an increase in prepaid marketing costs and an increase in other assets of $2.5 million primarily related to a long-term prepaid expense. These were partially offset by an increase of $4.9 million in accounts payable primarily due to an increase in marketing fees payable to our affinity group partners and advertisers.

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

Investing Activities

Our investing activities consist primarily of cash paid for equity method investment, the acquisition of DealerScience and capital expenditures for capitalized software development costs and property and equipment.

Cash used in investing activities of $34.5 million for 2019 resulted primarily from a $23.2 million equity method investment in Accu-Trade as well as $11.3 million of purchases of property and equipment, consisting of $10.6 million of investments in software, $0.2 million of investments in furniture, leasehold, and facility improvements, and $0.5 million of investment in computer hardware.

Cash used in investing activities of $43.2 million for 2018 resulted primarily from $26.9 million of cash paid for the acquisition of DealerScience and $17.1 million of purchases of property and equipment, consisting of $13.5 million of investments in software, $2.0 million of investments in furniture, leasehold, and facility improvements, and $1.6 million of investment in computer hardware.

Cash used in investing activities of $19.8 million for 2017 resulted primarily from $13.5 million of investments in software, $3.9 million of investments in furniture, leasehold, and facility improvements, and $2.4 million of investment in computer hardware.

Financing Activities

Cash used in financing activities of $0.5 million for 2019 reflects $2.9 million of proceeds from the exercise of stock options, net of taxes paid for the net share settlement of certain equity awards of $3.3 million.

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

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

Set forth below is information concerning our known contractual obligations at December 31, 2019:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations (1)	$52,473	$7,762	$14,521	$15,488	$14,702
Purchase obligations (2)	19,519	7,568	10,173	1,578	200
Contingent Consideration (3)	4,777	2,441	2,336	—	—
Total	$76,769	$17,771	$27,030	$17,066	$14,902

(1)	Lease obligations consist of various leases for office space and have not been reduced by minimum non-cancelable sublease rentals aggregating $1.3 million.

(2)
Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2019. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Contingent consideration as part of the DealerScience acquisition relates to the estimated earnout payments presented at their fair value. Estimated future, undiscounted earnout payments for DealerScience could range as high as $5 million as of December 31, 2019.

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
When a user decides to proceed with a vehicle purchase through us, the user provides his or her name, address, e-mail, and phone number during the process of obtaining price offers on actual vehicle inventory, which gives us the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, we receive information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that made the sale. We also receive information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and we use this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.
Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, we recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, we use the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in period. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided by us to the Dealer. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset.
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
OEM Incentives Revenue
We enter into arrangements with OEMs to promote the sale of their vehicles primarily through the offering of additional consumer incentives. These manufacturers pay us a per-vehicle fee for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the dealer. Under the old revenue standard, in years prior to 2018, we recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle occurred between the Auto Buying Program user and the dealer. Under the new revenue standard, our performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which we recognize revenue. We recognize revenue for the amount that we estimate we will be able to earn. To formulate this estimate, we use the expected value method based primarily on an analysis of the expected number of sales resulting from in-period incentive offers delivered. This estimate is based on historical incentive offers to vehicle sales close rate trends as well as delivered incentive offers resulting in actual sales measured in period. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer, resulting in a contract asset.
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

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to expected historical or projected future results of operations, or a decline in our stock price and market capitalization. During 2019, our stock price experienced high volatility ranging from a high of $10.39 to a low of $3.01 per share, causing a decline in our enterprise market capitalization. If our stock price declines further, material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. Any material non-cash impairment charges related to goodwill would have a material adverse effect on our results of operations and financial condition.

During 2018, we early adopted ASC 2017-04, which simplifies the goodwill impairment test. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the book value exceeds the fair value.

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

We test for goodwill impairment annually at December 31st. During the years ended December 31, 2019, 2018, and 2017, there were no impairment charges recorded on our goodwill. We elected to conduct a quantitative goodwill assessment at  December 31, 2019. The fair value exceeded the carrying value and, accordingly, we concluded that there was no impairment of goodwill.

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

Leases

On January 1, 2019, we adopted the new lease accounting standard using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2019 are presented under the new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. We have elected to utilize the package of practical expedients at the time of adoption, which allows us to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification of any expired or existing leases, and (3) not reassess initial direct costs for any existing leases. We also have elected to utilize the short-term lease recognition exemption and, for those leases that qualified, we did not recognize right-of-use (“ROU”) assets or lease liabilities.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.

The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. See Note 3 to our consolidated financial statements included herein.
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

At December 31, 2019 total remaining stock-based compensation expense for unvested awards was $56.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Interest Rate Risk

We had cash and cash equivalents of $181.5 million at December 31, 2019, which consist entirely of bank deposits and short-term money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2019, we had no borrowings under the credit facility.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our interim chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

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

3.	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	S-1	3.2	May 5, 2014
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and the United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.3	Description of Securities.	X
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.3	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.4	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.5	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.6	1540 Second Street Office Lease, dated September 30, 2013, by and between the Registrant and RBE 1540 Second Street LLC.		X	S-1	10.16	April 4, 2014
10.7	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.8	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.9	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.10	First Amendment to Third Amended & Restated Loan and Security Agreement, dated February 28, 2018, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.15	March 1, 2018
10.11	Second Amendment to Third Amended & Restated Loan and Security Agreement, dated December 6, 2018, by and between the Registrant, TrueCar Dealer Solutions, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.11	March 1, 2019
10.12#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.13#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015
10.14#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.15#	Form of Performance Unit Award Agreement under the 2014 Equity Incentive Plan.		X	8-K	10.1	March 21, 2019
10.16#	Employment Agreement, dated February 28, 2017, by and between the Registrant and Michael Darrow.		X	10-K	10.28	March 1, 2018
10.17#	Employment Agreement, dated May 24, 2019, by and between the Registrant and Noel B. Watson.		X	10-Q	10.3	August 9, 2019
10.18#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.19#	Employment Agreement, dated as of July 15, 2019, by and between the Registrant and Simon Smith.		X	10-Q	10.5	August 9, 2019

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
10.20#	Employment Agreement, dated November 16, 2015, by and between the Registrant and Chip Perry.		X	10-K	10.31	March 10, 2016
10.21#	Separation Agreement and Release, dated July 18, 2019, by and between the Registrant and Chip Perry.		X	10-Q	10.6	August 9, 2019
10.22#	Consulting Agreement, dated July 18, 2019, by and between the Registrant and Chip Perry.		X	10-Q	10.7	August 9, 2019
10.23#	Employment Agreement, dated August 18, 2015, by and between the Registrant and John Pierantoni.		X	10-Q	10.1	August 9, 2018
10.24#	Separation Agreement and Release, dated March 20, 2019, by and between the Registrant and John Pierantoni.		X	10-Q	10.1	August 9, 2019
10.25#	Consulting Agreement, dated March 20, 2019, by and between the Registrant and John Pierantoni.		X	10-Q	10.2	August 9, 2019
10.26#	Employment Agreement, dated June 30, 2015, by and between the Registrant and Neeraj Gunsagar.		X	10-K	10.33	March 1, 2017
10.27#	Separation Agreement and Release, dated August 19, 2019, by and between the Registrant and Neeraj Gunsagar.		X	10-Q	10.1	November 7, 2019
10.28#	Employment Agreement, dated January 12, 2017, by and between the Registrant and Robert T. McClung.		X	10-K	10.24	March 1, 2019
10.29#	Separation Agreement and Release, dated July 19, 2019, by and between the Registrant and Robert T. McClung.		X	10-Q	10.8	August 9, 2019
10.30*+	Transition Services Agreement, dated as of February 14, 2020, by and between the Registrant and USAA Federal Savings Bank.		X	8-K	10.1	February 20, 2020
21.1	List of Subsidiaries of the Registrant.		X	10-K	21.1	March 1, 2019
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit	Exhibit Title	Filed Herewith	Incorp-orated by Reference	Form	Exhibit No.	Date Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

* Certain schedules and similar attachments to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation S-K under the Exchange Act (“Regulation S-K”). The registrant agrees to furnish supplementally a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission or its staff upon request.
# Indicates a management contract or compensatory plan.
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish an unredacted copy of this exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on February 27, 2020.

TRUECAR, INC.
By:	/s/ Michael Darrow
Michael Darrow
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noel Watson and Jeff Swart, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Darrow	Interim President and Chief Executive Officer	February 27, 2020
Michael Darrow	(Principal Executive Officer)

/s/ Noel Watson	Chief Financial Officer and Chief Accounting Officer	February 27, 2020
Noel Watson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Buce	Director	February 27, 2020
Robert Buce

/s/ Christopher Claus	Director	February 27, 2020
Christopher Claus

/s/ John Krafcik	Director	February 27, 2020
John Krafcik

/s/ Erin Lantz	Director	February 27, 2020
Erin Lantz

/s/ Philip McKoy	Director	February 27, 2020
Philip McKoy

/s/ John Mendel	Director	February 27, 2020
John Mendel

/s/ Wesley Nichols	Director	February 27, 2020
Wesley Nichols

/s/ Ion Yadigaroglu	Director	February 27, 2020
Ion Yadigaroglu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition -Estimate of Variable Consideration to be Received Upon Future Sales

As described in Note 2 to the consolidated financial statements, for fee arrangements based on a pay-per-sale billing model within the Auto Buying Program, the Company recognizes revenue when introductions are delivered to the dealer and for the amount that management estimates it will be able to earn. In making the estimate, management uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introduction to close rate trends as well as actual sales measured in period. As a result, revenue recognition occurs earlier than billing as an estimate of the variable considerations to be received upon control transfer of the delivered introduction, resulting in a contract asset. For the year ended December 31, 2019, revenue from the pay-per-sale billing model makes up a portion of total revenue of $354 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to the estimate of variable consideration to be received upon future sales, is a critical audit matter are there was significant judgment by management when developing the estimate of the expected number of sales from in-period introductions. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures over the judgments made by management when developing the estimate of the expected number of sales from in-period introductions. Additionally, significant audit effort was necessary to evaluate the audit evidence obtained relating to the variable considerations to be received upon future sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of the expected number of sales from in-period introductions. These procedures also included, among others, testing management’s process for determining the expected number of sales from in-period introductions. This included evaluating the appropriateness of the expected value method, testing the completeness and accuracy of data provided by management, and the reasonableness of significant assumptions such as the relevance of the historical introduction close rate to the expected number of sales from in-period introductions. Evaluating the assumption related to the relevance of the historical introduction close rate to the expected number of sales from in-period introductions involved evaluating whether the assumptions used were reasonable considering current sales trends. The evaluation of the reasonableness of the historical introduction close rate to the expected number of sales from in-period introductions assumption applied by management also included performing a retrospective comparison of actual sales activity subsequent to year-end related to in-period introductions made during the current year.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2020

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$181,534	$196,128
Accounts receivable, net of allowances of $6,759 and $3,382 at December 31, 2019 and 2018, respectively (includes related party receivables of $209 and $349 at December 31, 2019 and 2018, respectively)	44,888	47,760
Prepaid expenses	7,215	7,468
Other current assets	6,104	4,103
Total current assets	239,741	255,459
Property and equipment, net	29,797	61,511
Operating lease right-of-use assets	36,064	—
Goodwill	73,311	73,311
Intangible assets, net	17,260	23,451
Equity method investment	21,894	—
Other assets	3,620	7,228
Total assets	$421,687	$420,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $6,439 and $5,039 at December 31, 2019 and 2018, respectively)	$21,336	$26,305
Accrued employee expenses	5,969	4,349
Operating lease liabilities, current	5,875	—
Accrued expenses and other current liabilities (includes related party accrued expenses of $1,299 and $218 at December 31, 2019 and 2018, respectively)	20,990	10,908
Total current liabilities	54,170	41,562
Deferred tax liabilities	783	568
Lease financing obligation, net of current portion	—	22,987
Operating lease liabilities, net of current portion	37,127	—
Other liabilities	2,336	9,290
Total liabilities	94,416	74,407
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2019 and 2018, respectively; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2019 and 2018, respectively; 106,865,830 and 104,337,508 shares issued and outstanding at December 31, 2019 and 2018, respectively	11	10
Additional paid-in capital	759,322	720,025
Accumulated deficit	(432,062)	(373,482)
Total stockholders’ equity	327,271	346,553
Total liabilities and stockholders’ equity	$421,687	$420,960

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenues (includes related party contra revenue of $1,189, $0, and $0, for the years ended December 31, 2019, 2018, and 2017, respectively)	$353,880	$353,571	$323,149
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below and includes related party expenses of $966, $0, and $0, for the years ended December 31, 2019, 2018, and 2017, respectively)	33,427	31,154	28,227
Sales and marketing (includes related party expenses of $23,191, $22,128, and $16,531, for the years ended December 31, 2019, 2018, and 2017, respectively)	229,342	213,415	185,397
Technology and development	57,188	61,348	59,070
General and administrative	65,148	54,140	61,646
Depreciation and amortization	25,591	22,677	22,472
Total costs and operating expenses	410,696	382,734	356,812
Loss from operations	(56,816)	(29,163)	(33,663)
Interest income	3,495	3,314	1,260
Interest expense	—	(2,649)	(2,610)
Loss from equity method investment	(1,280)	—	—
Loss before income taxes	(54,601)	(28,498)	(35,013)
Provision for / (benefit from) income taxes	289	(177)	(2,164)
Net loss	$(54,890)	$(28,321)	$(32,849)
Net loss per share, basic and diluted	$(0.52)	$(0.28)	$(0.35)
Weighted average common shares outstanding, basic and diluted	105,805	102,149	94,865
Other comprehensive loss:
Comprehensive loss	$(54,890)	$(28,321)	$(32,849)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	86,159,527	$9	$542,807	$(318,235)	$224,581
Net loss	—	—	—	(32,849)	(32,849)
Issuance of common stock in follow-on offering, net of underwriting discounts and offering costs	1,150,000	—	17,398	—	17,398
Stock-based compensation	—	—	33,648	—	33,648
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	13,119,129	1	70,339	—	70,340
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(28,321)	(28,321)
Stock-based compensation	—	—	39,109	—	39,109
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,908,852	—	16,724	—	16,724
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(54,890)	(54,890)
Stock-based compensation	—	—	39,785	—	39,785
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,528,322	1	(488)	—	(487)
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(54,890)	$(28,321)	$(32,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,620	22,661	22,391
Deferred income taxes	215	(244)	(2,182)
Bad debt expense	1,432	1,688	1,385
Stock-based compensation	37,974	37,219	32,241
Increase in the fair value of contingent consideration liability	300	—	—
Amortization of lease right-of-use assets	5,946	—	—
Loss from equity method investment	1,280	—	—
Non-cash interest expense on lease financing obligation	—	332	370
Impairment or write-off and net loss on disposal of finite-lived assets	1,109	311	194
Changes in operating assets and liabilities:
Accounts receivable	1,440	(10,039)	(3,687)
Prepaid expenses	(747)	(1,964)	569
Other current assets	(1,820)	87	765
Other assets	2,524	(1,644)	162
Accounts payable	(4,940)	7,543	4,803
Accrued employee expenses	1,494	(2,177)	(2,683)
Operating lease liabilities	(6,846)	—	—
Accrued expenses and other current liabilities	10,650	(642)	(479)
Other liabilities	(397)	23	1,118
Net cash provided by operating activities	20,344	24,833	22,118
Cash flows from investing activities
Purchase of property and equipment	(11,284)	(17,099)	(19,809)
Cash received from lease financing obligation exit	—	800	—
Cash paid for acquisition, net of cash acquired	—	(26,891)	—
Cash paid for equity method investment	(23,174)	—	—
Net cash used in investing activities	(34,458)	(43,190)	(19,809)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and offering costs	—	—	17,398
Proceeds from exercise of common stock options	2,859	19,757	73,543
Taxes paid related to net share settlement of equity awards	(3,339)	(3,034)	(3,209)
Net cash (used in) provided by financing activities	(480)	16,723	87,732
Net (decrease) increase in cash and cash equivalents	(14,594)	(1,634)	90,041
Cash and cash equivalents at beginning of year	196,128	197,762	107,721
Cash and cash equivalents at end of year	$181,534	$196,128	$197,762

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$2,323	$2,099
Income taxes	78	30	43

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	1,811	1,890	1,407
De-recognition of leased facility asset and lease financing obligation	—	6,889	—
Recognition of warrant asset and related liability	—	1,231	—
Contingent consideration recognized for acquisition	—	4,477	—
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	363	312	1,980

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of a warrant asset and the related liability, the fair value of assets and liabilities assumed in business combinations, the fair value of the capitalized facility leases, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, lease exit liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its right-of-use assets and lease liabilities, capitalized facility leases, assets and liabilities assumed in business combinations, warrant asset and related liability, assets and liabilities of its equity method investment, performance-based stock units, and in periods prior to the Company’s initial public offering, valuation of common stock.
Segments
The Company has one operating segment. During the first quarter of 2019, the Company’s chief operating decision maker (“CODM”) was the President and Chief Executive Officer and the Interim Chief Financial Officer and Chief Accounting Officer, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Effective April 1, 2019, the Company’s Interim Chief Financial Officer and Chief Accounting Officer resigned from his positions. From April 1, 2019, through May 31, 2019, the Company’s CODM was solely comprised of the President and Chief Executive Officer until his resignation on May 31, 2019. From June 1, 2019 through June 16, 2019, the CODM was comprised of the Interim President and Chief Executive Officer. Upon the hiring of the Chief Financial Officer on June 17, 2019 and through December 31, 2019, the CODM was comprised of both the Interim President and Chief Executive Officer and the Chief Financial Officer. During the year ended December 31, 2019, the Company’s operations were managed based on consolidated financial information for purposes of evaluating financial performance and allocating resources by the various CODM in place.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 4). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Certain assets, including the equity method investment, warrant asset, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2019, 2018, and 2017, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
The Company recorded a contingent consideration liability upon the acquisition of DealerScience in 2018 (Note 5). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the probability-adjusted discounted cash flow method. Because the DealerScience purchase agreement makes payment of the contingent consideration contingent on achievement of certain revenue milestones, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those milestones and discount rates. Significant increases or decreases in the probabilities of achieving the milestones would result in a significantly higher or lower fair value measurement, respectively.
The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2019 and 2018 by level within the fair-value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2019				At December 31, 2018
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$174,429	$—	$—	$174,429	$192,207	$—	$—	$192,207
Total Assets	$174,429	$—	$—	$174,429	$192,207	$—	$—	$192,207

Liabilities:
Contingent consideration, current	$—	$—	$2,441	$2,441	$—	$—	$—	$—
Contingent consideration, non-current	—	—	2,336	2,336	—	—	4,477	4,477
Total Liabilities	$—	$—	$4,777	$4,777	$—	$—	$4,477	$4,477

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Year Ended December 31,
	2019	2018
Fair value, at beginning of year	$4,477	$—
Additions	—	4,477
Changes in fair value	300	—
Fair value, at end of year	$4,777	$4,477

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2019, 2018, and 2017. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2019 and 2018.
The Company’s largest source of unique visitors and unit sales from affinity group marketing partners in 2019 comes from its relationship with United Services Automobile Association (“USAA”), a related party (Note 15). See Note 16 for further details on a short-term agreement executed subsequent to December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2019 and 2018, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
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
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowances, at beginning of year	$3,382	$3,030	$2,600
Charged as a reduction of revenue	11,751	8,703	7,734
Charged to bad debt expense in general and administrative expenses	1,432	1,688	1,385
Write-offs, net of recoveries	(9,806)	(10,039)	(8,689)
Allowances, at end of year	$6,759	$3,382	$3,030

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
Leases
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
The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. See Note 3 for additional information.
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
At December 31, 2019 and 2018, capitalized software costs were $50.4 million and $86.0 million, respectively, before accumulated amortization of $28.2 million and $62.2 million, respectively. During the years ended December 31, 2019 and 2018, the Company recorded accelerated amortization of $1.1 million and $1.0 million, respectively, related to software assets that were determined to have shortened useful lives due to upgrades to the Company’s technology infrastructure.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Expected amortization expense with respect to capitalized software costs at December 31, 2019 for each of the years through December 31, 2022 is as follows (in thousands):

Years ended December 31,
2020	$12,302
2021	7,504
2022	2,364
Total amortization expense	$22,170

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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2019, 2018, and 2017, there were no impairment charges recorded on the Company’s long-lived assets.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the Company’s overall business strategy, significant negative industry or economic trends, significant underperformance relative to expected historical or projected future results of operations, or a decline in the Company’s stock price and market capitalization. During 2019, the Company’s stock price experienced high volatility ranging from a high of $10.39 to a low of $3.01 per share, causing a decline in its enterprise market capitalization. If the Company’s stock price declines further, material write-downs or impairment charges may be required in the future. The magnitude and timing of those charges would be dependent on the severity and duration of the decline and cannot be determined at this time. Any material non-cash impairment charges related to goodwill would have a material adverse effect on the Company’s results of operations and financial condition.

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
The Company tests for goodwill impairment annually at December 31st. During the years ended December 31, 2019, 2018, and 2017, there were no impairment charges recorded on goodwill. In 2019 and 2018, we elected to conduct a quantitative goodwill assessment at December 31, 2019 and 2018, respectively. The fair value significantly exceeded the carrying value and, accordingly, we concluded that there was no impairment of goodwill at December 31, 2019 and 2018.

During the year ended December 31, 2018, goodwill increased $20.0 million as a result of the DealerScience acquisition. See Note 5 for further details.

Warrant

On November 19, 2018, TrueCar entered into a warrant agreement with DealerSync, Inc. (“DealerSync”) that entitles TrueCar to purchase up to 2,500,000 shares of DealerSync common stock at $1.60 per share. The warrant expires on November 19, 2020. The fair value was determined using a Monte-Carlo simulation. The Company recorded the fair value of the DealerSync warrant of $1.2 million in “other assets” and corresponding liabilities (the current portion of the liability of $0.2 million recorded in “accrued expenses and other current liabilities” and the non-current portion of $1.0 million recorded in “other liabilities”) in the consolidated balance sheet as of December 31, 2018, reflecting the benefit received as part of its commercial sales agent agreement with DealerSync. In June 2019, the Company terminated its commercial sales agent agreement with DealerSync, resulting in the write-off of the warrant asset and corresponding liability. The net impact of the write-offs was immaterial to the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2019.

Revenue Recognition

In May 2014, the FASB issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard replaces all existing revenue recognition guidance under GAAP. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue guidance. See Note 4 for further details.

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
Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience.
Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
When a user decides to proceed with a vehicle purchase through the Company, the user provides his or her name, address, email, and phone number during the process of obtaining price offers on actual vehicle inventory, which gives the Company the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that made the sale. The Company also receives information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction. Actual vehicle sales data is reported on a daily basis shortly following the date of sale.
Pay-Per-Sale. Under the old revenue standard, in years prior to 2018, the Company recognized revenue for fee arrangements based on a per-vehicle basis when the vehicle sale had occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in period. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay the Company until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
DealerScience. DealerScience revenues consist of monthly subscription fees paid by dealers for access to DealerScience’s products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. Subscription fees are recognized on a monthly basis.
OEM Incentives Revenue
The Company enters into arrangements with OEMs to promote the sale of their vehicles primarily through the offering of additional consumer incentives. These manufacturers pay a per-vehicle fee to the Company for promotion of the incentive after the sale of the vehicle has occurred between the Auto Buying Program user and the Dealer. Under the old revenue standard, in years prior to 2018, the Company recognized as revenue the per-vehicle incentive fee at the time the sale of the vehicle occurred between the Auto Buying Program user and the Dealer. Under the new revenue standard, the Company’s performance obligation to OEMs is to deliver incentive offers to consumers. Control transfers upon delivery of incentive offers, which is the point at which the Company recognizes revenue. The Company recognizes revenue for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period incentive offers delivered. This estimate is based on historical incentive offers to vehicle sale close rate trends as well as delivered incentive offers resulting in actual sales measured in period. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer, resulting in a contract asset.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and employee and consulting costs related to delivering data and consulting services to the Company’s customers. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statements of comprehensive loss.
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
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $82.6 million, $75.9 million, and $71.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Prepaid expenses include prepaid media costs of $1.0 million and $1.3 million at December 31, 2019 and 2018, respectively. Accrued marketing and advertising expenses were $7.5 million and $1.8 million at December 31, 2019 and 2018, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation
The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units based on the fair value of the awards on the grant date. Stock-based compensation for employee awards is recognized on a straight-line basis over the requisite period, except for performance-based awards which are recognized using the graded-vesting model. The Company estimates the grant-date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For issuances of restricted stock units, the Company determines the fair value of the award based on the closing market value of its common stock at the date of grant
Compensation expense for non-employee stock-based awards is recognized in accordance with Accounting Standards Update ("ASU") No. 2018-07, Stock-based Compensation - Improvements to Nonemployee Share-based Payment Accounting, which the Company adopted on January 1, 2019. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under this new guidance, the measurement of nonemployee equity awards is fixed on the grant date. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Restricted stock unit awards are measured based on the closing market value of the Company’s common stock at grant date. Stock-based compensation is recognized over the service period.
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
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2019, 2018 and 2017, the Company had no other comprehensive income (loss) items and accordingly, net loss equaled comprehensive loss.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740, Income Taxes. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this guidance but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued new guidance that modifies the disclosure requirements in fair value measurements by removing, modifying and adding certain disclosures. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
In June 2016, the FASB issued new guidance that replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including trade accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecast information. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. On January 1, 2019, the Company adopted the new leasing standard using the modified retrospective transition method. See Note 3 for further details.

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
Adoption Impact
As a result of adoption, the Company recorded a material impact as ROU assets and lease liabilities are recognized on the consolidated balance sheet related to office facility leases. The ROU assets and lease liabilities were valued using the incremental borrowing rate as of the adoption date. Additionally, the Company expects to recognize greater rent expense in operating expenses and less interest expense as the Company’s prior build-to-suit leases are now classified as operating leases. Additionally, the change related to build-to-suit leases resulted in the removal of build-to-suit assets from the consolidated balance sheet, which reduced property and equipment, net by $28.3 million and eliminated the lease financing obligation of $1.8 million within accrued expenses and other liabilities and $23.0 million within lease financing obligation, net of current portion. See Note 6 for further details.
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

Lease Costs
For the year ended December 31, 2019, the Company recorded operating lease costs, excluding subleases, that were included in the consolidated statements of comprehensive loss as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2019
Cost of revenue	$740
Sales and marketing	1,741
Technology and development	2,462
General and administrative	3,597
Total operating lease costs	$8,540

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. For the years ended December 31, 2018 and 2017, the Company recorded lease costs, excluding subleases, of $4.9 million and $4.8 million, respectively. The Company made cash payments of $9.4 million, $9.5 million and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 6.9 years and weighted average discount rate of 5.7%. For its subleases, the Company recorded contra rent expense of $2.0 million, $2.1 million and $1.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The existing operating leases have remaining lease terms ranging from two months to 10.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2019 are as follows (in thousands):

Years ended December 31,
2020	$7,762
2021	7,152
2022	7,369
2023	7,628
2024	7,860
Thereafter	14,702
Total lease payments	$52,473
Less: imputed interest	(9,471)
Total lease liabilities (discounted)	$43,002

Year ended December 31,	Sublease Income
2020	$(1,299)
Total sublease income	$(1,299)

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

4. Revenue Information and Deferred Sales Commissions
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

Deferred Sales Commissions

Deferred sales commissions within other assets were $2.8 million and $3.2 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, amortization expense for deferred sales commissions was $2.1 million and $1.7 million, respectively. There was no impairment loss in relation to the costs capitalized in either period.

Contract Balances

The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $3.3 million at January 1, 2018 and 2019 were transferred to accounts receivable during the years ended December 31, 2019 and 2018 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.8 million and $3.3 million was recorded as of December 31, 2019 and 2018, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

Disaggregation of Revenue

The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)
Dealer revenue	$317,965	$304,596	$280,563
OEM incentives revenue	16,569	30,012	23,277
Forecasts, consulting and other revenue	19,346	18,963	19,309
Total revenues	$353,880	$353,571	$323,149

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

5. Business Combination
On December 7, 2018, the Company acquired the assets and assumed the liabilities of DealerScience for $27.9 million in cash and contingent cash consideration of up to $5.0 million based on achievement of future revenues. The acquisition of DealerScience allows the Company to more quickly expand into the digital retailing space in efforts to build out its end-to-end user experience. At the date of the acquisition, the Company assessed the probabilities of DealerScience meeting future revenues and recorded contingent consideration of $4.5 million. From the acquisition date through December 31, 2019, there were no significant changes to the value of the contingent consideration, which was recorded within accrued expenses and other current liabilities and other long-term liabilities as of December 31, 2019, and within other long-term liabilities as of December 31, 2018.

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

The Company’s consolidated financial statements include the operating results of DealerScience for the year ended December 31, 2019 and from the date of acquisition of December 7, 2018 through December 31, 2018. Separate operating results and pro forma results of operations for DealerScience have not been presented as the effect of the acquisition is not material to the Company’s financial results.

6. Property and Equipment, net
Property and equipment consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer equipment, software, and internally developed software	$60,049	$99,204
Furniture and fixtures	4,927	4,758
Leasehold improvements	15,839	8,602
Capitalized facility leases	—	30,632
	80,815	143,196
Less: Accumulated depreciation	(51,018)	(81,685)
Total property and equipment, net	$29,797	$61,511

Prior to the adoption of the new lease guidance, the Company was considered the owner, for accounting purposes only, of one of its Santa Monica, California leased office spaces as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. This capitalized facility lease was removed from the balance sheet at adoption on January 1, 2019. Refer to Note 3 for further details. Prior to the adoption of the new lease guidance and as of December 31, 2018 , the Company had capitalized $30.6 million related to the capitalized facility lease, which represents the estimated fair value of the leased properties, additions for capitalized interest incurred during the construction periods, and capitalized costs related to improvements to the building. No interest costs related to this capitalized facility lease was capitalized for the year ended December 31, 2018. At

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

December 31, 2018, the Company had recorded accumulated amortization of $2.3 million. Additionally, at December 31, 2018, the Company recognized a corresponding lease financing obligation of approximately $24.8 million.

Included in the table above are property and equipment of $1.4 million and $1.1 million as of December 31, 2019 and 2018, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $19.4 million, $18.8 million, and $18.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Amortization of internal use capitalized software development costs was $14.0 million, $13.4 million, and $13.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
During the year ended December 31, 2019, the Company disposed of or retired certain fully depreciated computer equipment, software, and internally developed software with an original cost basis of $52.1 million, that resulted in the recognition of an immaterial gain.
Amortization of capitalized facility leases was $1.0 million for the years ended December 31, 2018 and 2017.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets
Intangible assets consisted of the following at December 31, 2019 and 2018 (in thousands, except years):

	At December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$40,990	$(27,560)	$13,430
Customer relationships	7,800	(6,175)	1,625
Trade names	4,900	(2,695)	2,205
Total	$53,690	$(36,430)	$17,260

	At December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$40,990	$(22,946)	$18,044
Customer relationships	7,800	(4,925)	2,875
Trade names	4,900	(2,368)	2,532
Total	$53,690	$(30,239)	$23,451

Amortization expense by asset type for the years ended December 31, 2019, 2018, and 2017 is shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Acquired technology and domain name	$4,614	$3,034	$3,035
Customer relationships	1,250	500	500
Trade names	327	327	327
Total amortization	$6,191	$3,861	$3,862

Expected amortization expense with respect to intangible assets at December 31, 2019 for each of the five years through December 31, 2024 and thereafter is as follows (in thousands):

Years ended December 31,
2020	$6,187
2021	4,572
2022	1,977
2023	1,977
2024	1,977
Thereafter	570
Total amortization expense	$17,260

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Credit Facility
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

Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At December 31, 2019 and 2018, the Company was in compliance with the Credit Facility’s financial covenants.

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

At December 31, 2019 and 2018, the Company had no outstanding amounts under the Credit Facility. At December 31, 2019 and 2018, the amounts available were $31.9 million and $31.0 million, reduced for letters of credit issued and outstanding under the subfacility of $3.1 million and $4.0 million, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies
Lease Exit Costs
The Company had historically accounted for exit and disposal activities through the use of a lease exit liability. Under the new leasing guidance, the remaining lease exit liability was eliminated and the remaining balance was included as an adjustment to reduce the ROU assets for the relevant properties. Refer to Note 3 for further details. At December 31, 2018, the lease exit liability was $0.8 million.
Reorganization and Executive Departures
In January 2019, the Company initiated and completed a restructuring plan (the “Reorganization Plan”) to improve efficiency and reduce expenses. The Company recorded severance costs of approximately $3.3 million in the first quarter of 2019 in connection with the Reorganization Plan. Of the total, the Company recorded $0.4 million in cost of revenue, $1.1 million in sales and marketing, $1.6 million in technology and development and $0.2 million in general and administrative expenses within the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2019. The Company does not expect to incur significant additional charges in future periods related to this Reorganization Plan.
In the second quarter of 2019, the Company incurred severance costs totaling $4.6 million associated with the separations of executive-level employees, including its former chief executive officer. Of the total, the Company recorded $0.4 million in sales and marketing, $0.9 million in technology and development and $3.3 million in general and administrative expenses in the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2019.

The following table presents a roll forward of the severance liability for the year ended December 31, 2019 (in thousands):

Severance Liability
Accrual at December 31, 2018	$—
Expense	7,871
Cash Payments	(7,843)
Accrual at December 31, 2019	$28

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Stockholder Litigation
Milbeck Federal Securities Litigation
On March 30, 2018, Leon Milbeck filed a putative securities class action against the Company in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about the Company’s business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named the Company, certain of its then-current and former officers and directors and the underwriters for its secondary offering as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by the Company’s directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement, and on January 27, 2020, the court issued a minute order granting final approval to the settlement. As a result, the Milbeck Federal Securities Litigation is resolved. Because the settlement was fully funded by the Company’s directors’ and officers’ liability insurance, the Company removed the settlement liability and offsetting insurance receivable of $28.25 million from its consolidated balance sheet at December 31, 2019.

California Derivative Litigation
On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. The Company believes that the appeal is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs seek an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. The Company believes that the consolidated complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation

In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2019 as the Company does not believe a loss is probable or reasonably estimable.

Delaware Federal Derivative Litigation
In April 2019, the Company, certain of its then-current and former directors and officers and USAA were named as defendants in derivative actions nominally on behalf of the Company filed by Ara Afarian and Shelley Niemi in the U.S. District Court for the District of Delaware. The complaints alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of December 31, 2019 as the Company does not believe a loss is probable.
The Lanham Act Litigation
On March 9, 2015, the Company was named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York (the “NY Lanham Act Litigation”). The complaint in the NY Lanham Act Litigation alleged that the Company violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to the Company’s advertising and promotional activities. The complaint sought injunctive relief in addition to over $250 million in damages as a result of the alleged diversion of customers from the plaintiffs’ dealerships to TrueCar Certified Dealers. On April 7, 2015, the Company filed an answer to the complaint. Thereafter, the plaintiffs amended their complaint, and on July 13, 2015, the Company filed a motion to dismiss the amended complaint. On January 6, 2016, the court granted in part and denied in part the Company’s motion to dismiss with respect to some, but not all, of the advertising and promotional activities challenged in the amended complaint. On July 2, 2018, the Company filed a motion for summary judgment seeking dismissal of the amended complaint in its entirety. On March 27, 2019, the court granted in part and denied in part the Company’s motion, allowing the plaintiffs to pursue disgorgement of the Company’s profits on a deterrence theory but granting summary judgment to the Company on the other aspects of the plaintiffs’ claims. On April 9, 2019, the

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Company filed a motion for reconsideration of the court’s ruling, which the court granted on July 12, 2019. As a result, the court granted the Company’s motion for summary judgment in its entirety as to the plaintiffs’ Lanham Act claim. In light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over the state-law claims alleged by the amended complaint and therefore dismissed them without prejudice, meaning that the state-law claims could be re-filed in state court at a later date. The plaintiffs did not appeal the dismissal of their claims, and the deadline for doing so passed in August 2019, so the NY Lanham Act Litigation is currently resolved. In light of the termination of the litigation, the Company has not recorded an accrual related to this matter as of December 31, 2019, as it does not believe a loss is probable.
The California Consumer Class Action

On December 23, 2015, the Company was named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based principally on allegations that the Company was operating in the State of California as an unlicensed automobile dealer and autobroker as well as factual allegations similar to those asserted in the NY Lanham Act Litigation. The complaint sought an award of unspecified damages, interest, disgorgement, injunctive relief and attorney’s fees. In the complaint, the plaintiff sought to represent a class of California consumers defined as “[a]ll California consumers who purchased an automobile by using TrueCar, Inc.’s price certificate during the applicable statute of limitations.” On July 13, 2016, the plaintiff amended his complaint. The amended complaint continued to assert claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code. The amended complaint retained the same proposed class definition as the initial complaint. Like the initial complaint, the amended complaint sought an award of unspecified damages, punitive and exemplary damages, interest, disgorgement, injunctive relief and attorney’s fees. On September 12, 2016, the Company filed a demurrer to the amended complaint. On October 13, 2016, the court granted in part and denied in part the Company’s demurrer to the amended complaint, dismissing the unjust enrichment claim but declining to dismiss the balance of the claims at the demurrer stage of the litigation. On February 7, 2018, the plaintiff filed a motion for class certification, which the court denied on July 27, 2018. On September 26, 2018, the plaintiff appealed the trial court’s denial of its motion for class certification, which the California Court of Appeal affirmed on December 16, 2019. On February 19, 2020, the plaintiff voluntarily dismissed the California Consumer Class Action. As a result, the California Consumer Class Action is resolved. In light of the termination of the litigation, the Company has not recorded an accrual related to this matter as of December 31, 2019, as it does not believe a loss is probable.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchase Obligations
At December 31, 2019, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$19,519	$7,568	$10,173	$1,578	$200

Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2019. Purchase obligations exclude agreements that are cancellable without penalty.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Stockholders’ Equity
Follow-on Public Offering
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

Warrants Issued to USAA

In May 2014, the Company extended our affinity group marketing agreement with USAA, the largest affinity partner and a significant stockholder of the Company. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the first anniversary of the date on which the Company no longer operates the USAA car-buying program. As a result, the Company expects the warrant to terminate on October 1, 2021. In addition, the agreement provides for the Company to spend marketing program funds with the actual level of marketing spend to be mutually agreed upon by USAA and the Company, subject to limits based on the number of actual vehicle sales generated through the affinity group marketing program (Note 15).

For the years ended December 31, 2019, 2018, and 2017, there was no warrant expense recognized.
At December 31, 2019, there were 509,642 shares that were earned and outstanding under the warrant with an additional 949,337 remaining shares that are available for issuance upon the achievement of minimum performance milestones.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s equity incentive plans.
The number of shares of the Company’s common stock reserved for these purposes at December 31, 2019 is as follows:

Number of Shares
Outstanding stock options	10,625,980
Outstanding restricted stock units	5,890,992
Outstanding common stock warrants	1,458,979
Additional shares available for grant under the equity plan	10,521,842
Total	28,497,793

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s initial public offering in May 2014 (the “IPO”), the 2005 Plan and the 2008 Plan were terminated. Upon the IPO, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or (z) such other amount as determined by the Company’s Board of Directors. As of December 31, 2019, the total number of shares available for future issuance under the 2014 Plan was 10,521,842 shares. In accordance with the evergreen provision, effective January 1, 2020, an additional 5,343,291 shares of common stock were authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company’s then president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company’s common stock under the Inducement Plan that vest over a four year period and expire 10 years from the date of grant. There are no shares available for future issuance under the Inducement Plan.
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
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2018	14,114,651	$12.32	7.0
Granted	2,128,069	6.94
Exercised	(364,525)	7.82
Forfeited/expired	(5,252,215)	12.68
Outstanding at December 31, 2019	10,625,980	$11.22	5.2	$0.3
Vested and expected to vest at December 31, 2019	10,625,980	$11.22	5.2	$0.3
Exercisable at December 31, 2019	7,927,239	$11.18	4.2	$0.2

(1)	The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $4.75 on December 31, 2019 over the exercise price of in-the-money stock option awards.

At December 31, 2019, total remaining stock-based compensation expense for unvested option awards was $12.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2019, 2018, and 2017 was $3.97, $4.60, and $8.77, respectively. The Company recorded stock-based compensation expense for stock option awards of $13.7 million, $16.0 million, and $17.3 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The total intrinsic value of options exercised in 2019, 2018, and 2017 was $0.5 million, $6.6 million, and $120.4 million, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2018	5,375,963	$11.01
Granted	5,436,368	6.36
Vested	(2,830,183)	9.44
Forfeited	(2,091,156)	9.63
Non-vested — December 31, 2019	5,890,992	$7.96

The total fair market value of RSUs that vested for the years ended December 31, 2019, 2018, and 2017 was $16.0 million, $22.4 million, and $25.6 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2019, 2018, and 2017 was $6.36, $10.00, and $18.26, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company recorded $24.3 million, $21.2 million, and $14.9 million in compensation expense, respectively. At December 31, 2019, total remaining stock-based compensation expense for non-vested RSUs is $43.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.32%	2.85%	1.89%
Expected term (years)	6.07	5.94	6.25
Expected volatility	60%	46%	47%
Dividend yield	—	—	—

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company recorded stock-based compensation cost relating to stock options and RSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$2,157	$1,726	$1,105
Sales and marketing	13,362	13,950	10,353
Technology and development	8,256	10,589	8,060
General and administrative	14,199	10,954	12,723
Total stock-based compensation expense	37,974	37,219	32,241
Amount capitalized to internal-use software	1,811	1,890	1,407
Total stock-based compensation cost	$39,785	$39,109	$33,648

As referenced in Note 9, certain executive-level employees, including the Company’s former chief executive officer, separated from the Company in the second quarter of 2019. Benefits provided associated with these terminations include severance payments, acceleration of certain equity awards and extension of the exercise period for certain vested stock options. As a result of these termination benefits, the Company recognized $7.2 million in additional stock-based compensation expense for the year ended December 31, 2019.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	75	67	18
Total current provision	75	67	18
Deferred:
Federal	173	(282)	410
State	41	38	40
Tax Act impact	—	—	(2,632)
Total deferred provision (benefit)	214	(244)	(2,182)
Total income tax provision (benefit)	$289	$(177)	$(2,164)

The 2019 income tax provision of $0.3 million primarily reflects the amortization of tax-deductible goodwill that is not an available source of income to realized deferred tax assets.
The 2018 income tax benefit of $0.2 million primarily reflects decrease in valuation allowance in partial recognition of deferred tax assets associated with 2018 indefinite-lived net operating losses.
The 2017 income tax benefit of $2.2 million included a $2.6 million impact from the change in tax law. Of the $2.6 million impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), $1.2 million results from the remeasurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled (remeasured at a rate of 21% versus 34% for the majority of the deferred tax assets and liabilities), and $1.4 million resulted from the decrease in valuation allowance associated with the partial recognition of our tax-deductible goodwill amortization as an available source of income to realize certain indefinite-lived deferred tax assets.
The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax benefit based on the federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	(1.5)	1.4	9.4
Nondeductible expenses	(3.5)	(4.7)	(1.2)
Change in valuation allowance, excluding Tax Act impact	(4.5)	(14.2)	(130.0)
Stock-based compensation	(12.0)	(2.9)	86.5
Tax Act impact	—	—	7.5
Overall effective income tax rate	(0.5)%	0.6%	6.2%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$103,188	$101,763
Stock-based compensation	10,954	13,227
Accrued expenses	2,261	1,950
Research and development tax credits	569	569
Operating leases liabilities	10,724	—
Other	619	656
Gross deferred tax assets	128,315	118,165
Valuation allowance	(111,193)	(109,625)
Net deferred tax assets	17,122	8,540
Deferred tax liabilities:
Property, equipment and software	(3,800)	(3,477)
Intangible assets and goodwill	(4,075)	(4,274)
Capitalized commissions	(692)	(791)
§481(a) Adjustment - ASC 606	(380)	(566)
Operating lease assets	(8,958)	—
Gross deferred tax liabilities	(17,905)	(9,108)
Total net deferred tax liabilities	$(783)	$(568)

The net deferred tax liability at December 31, 2019 and 2018 relates to amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $415.1 million and $242.5 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2025 and 2020, respectively. At December 31, 2019, the Company had federal and state research and development tax credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.
The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. During 2019, the Company experienced a cumulative ownership change. This ownership change could have materially impaired the Company’s ability to utilize its net operating losses and tax credits. Upon receipt of certain additional information from investors, the Company will determine the amount of potential limitation. Any decrease in deferred tax assets associated with these tax attributes would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2019, a valuation allowance of $111.2 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in the valuation allowance for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Valuation allowance, at beginning of year	$109,625	$107,046	$115,689
Decrease in valuation allowance - ASC 606 impact	—	(1,457)	—
Increase in valuation allowance - operating lease impact	(915)	—	—
Valuation allowance, at beginning of year, as adjusted	$108,710	$105,589	$115,689
Increase in valuation allowance, excluding Tax Act impact	2,483	4,036	45,512
Decrease in valuation allowance - federal tax rate change	—	—	(52,757)
Release of valuation allowance due to the Tax Act	—	—	(1,398)
Valuation allowance, at end of year	$111,193	$109,625	$107,046

The $2.5 million increase in valuation allowance is primarily related to an increase in the tax-effected amount of unrealized net operating loss carryforwards. It is reasonably possible that a material adjustment to the valuation allowance will occur within one year upon finalization of the Company’s IRC Sections 382 and 383 analyses.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit, beginning of year	$(3)	$(3)	$3
Additions for prior years’ tax positions	—	—	1
Settlements with tax authorities	—	—	(7)
Unrecognized tax benefit, end of year	$(3)	$(3)	$(3)

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2019, no interest and penalties related to uncertain tax positions have been accrued.
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

13. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(54,890)	$(28,321)	$(32,849)
Weighted-average common shares outstanding	105,805	102,149	94,865
Net loss per share — basic and diluted	$(0.52)	$(0.28)	$(0.35)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2019, 2018, and 2017 (in thousands):

	December 31,
	2019	2018	2017
Options to purchase common stock	10,626	14,115	16,714
Common stock warrants	1,459	1,459	1,459
Unvested restricted stock units	5,891	5,376	4,284
Total shares excluded from net loss per share attributable to common stockholders	17,976	20,950	22,457

14. Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $2.5 million, $2.4 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

15. Related Party Transactions
Transactions with USAA

USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA pursuant to which the Company operates its Auto Buying Program through a white-labeled website available to USAA’s members. At the time that the Company entered into these arrangements, USAA met the definition of a related party. The Company has amounts due from USAA at December 31, 2019 and 2018 of $0.2 million and $0.3 million, respectively. In addition, the Company has amounts due to USAA at December 31, 2019 and 2018 of $7.3 million and $5.3 million, respectively. At December 31, 2019 and 2018, $6.0 million and $5.0 million, respectively, was included in accounts payable, while $1.3 million and $0.2 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded sales and marketing expense of $23.2 million, $22.1 million, and $16.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to service arrangements entered into with USAA.

Transactions with Accu-Trade

During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at December 31, 2019 of $0.4 million. The Company recognized contra-revenue of $1.2 million and cost of revenue of $1.0 million during the year ended December 31, 2019 related to a software and data licensing agreement entered into with Accu-Trade.

16. Subsequent Events
The Company entered into a short-term agreement effective February 14, 2020 to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. Revenue share from USAA FSB to the Company will remain the same as it was under the previous agreement. In addition, USAA FSB will pay the Company a $20 million transition services fee that will be earned over the term of the agreement.