Form 10-Q
period 2020-03-31
TrueCar, Inc.
filed 2020-05-11
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 1, 2020, 107,270,091 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses and ability to maintain or grow revenue, scale our business, generate cash flow, fulfill our mission and achieve and maintain future profitability, in particular in light of the existing impacts of and continued uncertainty occasioned by the coronavirus pandemic;
•our ability to forecast our financial performance;
•our relationship with key industry participants, including car dealers and automobile manufacturers;
•anticipated trends, demand rates and challenges in our business and in the markets in which we operate;
•our ability to anticipate market needs and develop new and enhanced products and services to meet those needs and our ability to successfully monetize those products and services;
•maintaining and expanding our customer base in key geographies, including our ability to increase the number of high-volume brand dealers in our network generally and in key geographies;
•the effect of the coronavirus pandemic, and governments’, organizations’ and consumers’ responses to it, on the wider economy, the automotive industry, the demand for cars, dealers’ ability to sell cars, dealers’ and automobile manufacturers’ third-party marketing budgets and our business;
•our ability to mitigate the short- and long-term effects of the coronavirus pandemic on our business and employees, and the success of initiatives that we take to do so, including transitioning employees to work-from-home status and efforts to improve or retool our existing products and services, innovate new products and services, cut costs and preserve our dealer network;
•our ability to wind down our partnership with USAA Federal Savings Bank in a manner that minimizes disruption to our business, and our ability to mitigate the long-term financial effect of the termination of that partnership;
•our ability to maintain and grow our existing additional affinity partner relationships, and to attract new affinity partners to offer our services to their members;
•our reliance on our third-party service providers;
•the impact of competition in our industry and innovation by our competitors;
•our anticipated growth and growth strategies, including our ability to increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;
•our ability to successfully increase or maintain dealer subscription rates, manage dealer churn and return to active status dealers who suspended their participation in our auto-buying program as a result of the coronavirus pandemic;
•our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;
•our ability to increase the number of dealers participating in our automotive trade-in program and successfully monetize the TrueCar Trade product;
•our ability to anticipate or adapt to future changes in our industry;
•the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events;
•our ability to hire and retain necessary qualified employees;
•our continuing ability to provide customers access to our products;
•our ability to maintain and scale our technical infrastructure and leverage our technology platform to enhance our customer experience and launch new product offerings;
•the evolution of technology affecting our products, services and markets;
•our ability to adequately protect our intellectual property;
•the outcome, and effect on our business, of litigation to which we are a party, including our ability to settle any such litigation;
•our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs and responses to the coronavirus pandemic;

•our ability to stay abreast of, and in compliance with, new or modified laws and regulations that currently apply or become applicable to our business, including newly-enacted and rapidly-changing privacy, data protection and net neutrality laws and regulations and changes in applicable tax laws and regulations;
•the continued expense and administrative workload associated with being a public company;
•our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•our liquidity and working capital requirements;
•the estimates and estimate methodologies used in preparing our consolidated financial statements;
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;
•our plans to pursue acquisitions, divestitures, investments and other similar transactions;
•our ability to effectively and timely integrate our operations with those of any business we acquire, including DealerScience, and related factors, including the difficulties associated with such integration (such as the difficulties, challenges and costs associated with managing and integrating new facilities, assets and employees) and the achievement of the anticipated benefits of such integration;
•the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and
•the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$182,855	$181,534
Accounts receivable, net of allowances of $8,054 and $6,759 at March 31, 2020 and December 31, 2019, respectively (includes related party receivables of $2,856 and $209 at March 31, 2020 and December 31, 2019, respectively)	40,126	44,888
Prepaid expenses	6,365	7,215
Other current assets	4,119	6,104
Total current assets	233,465	239,741
Property and equipment, net	28,704	29,797
Operating lease right-of-use assets	34,548	36,064
Goodwill	63,124	73,311
Intangible assets, net	15,713	17,260
Equity method investment	21,512	21,894
Other assets	3,691	3,620
Total assets	$400,757	$421,687
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $4,981 and $6,439 at March 31, 2020 and December 31, 2019, respectively)	$17,687	$21,336
Accrued employee expenses	2,460	5,969
Operating lease liabilities, current	5,089	5,875
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $1,299 at March 31, 2020 and December 31, 2019, respectively)	14,460	20,990
Total current liabilities	39,696	54,170
Deferred tax liabilities	344	783
Operating lease liabilities, net of current portion	35,913	37,127
Other liabilities	2,367	2,336
Total liabilities	78,320	94,416
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2020 and December 31, 2019; 107,183,633 and 106,865,830 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	765,157	759,322
Accumulated deficit	(442,731)	(432,062)
Total stockholders’ equity	322,437	327,271
Total liabilities and stockholders’ equity	$400,757	$421,687

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues (includes related party revenue of $1,247 and $163 for the three months ended March 31, 2020 and 2019, respectively)	$83,526	$85,582
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $285 and $134 for the three months ended March 31, 2020 and 2019, respectively)	7,221	8,936
Sales and marketing (includes related party expenses of $1,959 and $5,473 for the three months ended March 31, 2020 and 2019, respectively)	46,575	54,738
Technology and development	12,216	15,654
General and administrative	12,312	15,104
Depreciation and amortization	6,271	6,415
Goodwill impairment	10,187	—
Total costs and operating expenses	94,782	100,847
Loss from operations	(11,256)	(15,265)
Interest income	533	1,001
Loss from equity method investment	(382)	—
Loss before income taxes	(11,105)	(14,264)
(Benefit from) provision for income taxes	(436)	101
Net loss	$(10,669)	$(14,365)

Net loss per share, basic and diluted	$(0.10)	$(0.14)
Weighted average common shares outstanding, basic and diluted	107,024	104,788
Other comprehensive loss:
Comprehensive loss	$(10,669)	$(14,365)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net loss	—	—	—	(10,669)	(10,669)
Stock-based compensation	—	—	6,559	—	6,559
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	317,803	—	(724)	—	(724)
Balance at March 31, 2020	107,183,633	$11	$765,157	$(442,731)	$322,437

	Three Months Ended March 31, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,669)	$(14,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,271	6,415
Goodwill impairment	10,187	—
Deferred income taxes	(439)	72
Bad debt expense and other reserves	2,225	348
Stock-based compensation	6,177	8,635
Increase in the fair value of contingent consideration liability	75	75
Amortization of lease right-of-use assets	1,516	1,465
Loss from equity method investment	382	—
Write-off and loss on disposal of fixed assets	41	—
Changes in operating assets and liabilities:
Accounts receivable	2,537	9,044
Prepaid expenses	850	384
Other current assets	1,985	(3,493)
Other assets	(71)	263
Accounts payable	(3,698)	(5,578)
Accrued employee expenses	(3,245)	275
Operating lease liabilities	(2,000)	(1,398)
Accrued expenses and other liabilities	(6,530)	5,498
Other liabilities	(44)	(59)
Net cash provided by operating activities	5,550	7,581
Cash flows from investing activities
Purchase of property and equipment	(3,505)	(2,905)
Cash paid for equity method investment	—	(23,174)
Net cash used in investing activities	(3,505)	(26,079)
Cash flows from financing activities
Proceeds from exercise of common stock options	3	2,811
Taxes paid related to net share settlement of equity awards	(727)	(543)
Net cash (used in) provided by financing activities	(724)	2,268
Net increase (decrease) in cash and cash equivalents	1,321	(16,230)
Cash and cash equivalents at beginning of period	181,534	196,128
Cash and cash equivalents at end of period	$182,855	$179,898
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	382	473
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	148	176

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on February 28, 2020.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of a warrant asset and the related liability, the fair value of assets and liabilities assumed in business combinations, right-of-use assets and lease liabilities, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of the fair value of a warrant asset and the related liability, right-of-use assets and lease liabilities, the fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, the fair value of performance shares, and in periods prior to the Company’s initial public offering, valuation of common stock.
Risks and Uncertainties
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic, as a result of which the Company is subject to additional risks and uncertainties. In response to the pandemic, governments and organizations have taken preventative or protective actions, such as temporary closures of non-essential businesses and “shelter-at-home” guidelines for individuals. As a result, the global economy has been negatively affected, and the Company’s business has been negatively affected in a number of ways. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impede car sales. On top of these legal restrictions, the economic uncertainty and rapidly increasing number of consumers who are unemployed, as well as the decrease in consumers’ willingness to make discretionary trips outside of the home, have decreased the demand for cars. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms. Given the dynamic nature of this situation, the Company cannot predict with absolute certainty, the impact of COVID-19 on its financial condition, results of operations or cash flows.
Segments
The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer, who manage the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.

Allowance for Doubtful Accounts
On January 1, 2020, the Company adopted the new accounting guidance on measuring credit losses on its trade accounts receivable. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.

The Company determines its allowance for doubtful accounts based on historical write-off experience and specific circumstances that make it likely that recovery will not occur. The Company reviews the allowance for doubtful accounts periodically and assesses the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when the Company determines that it is probable the receivable will not be recovered.

Under the new guidance, the Company considers the need to adjust historical information to reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The primary current and future economic indicators the Company uses to develop its current estimate of expected credit losses include the current and forecast U.S. Gross Domestic Product (GDP).

The Company calculates the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include revenue billing model and aging status.

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

Three Months Ended March 31, 2020
Allowances, at beginning of period	$6,759
Charged as a reduction of revenue	2,408
Charged to bad debt expense in general and administrative expenses	2,225
Write-offs, net of recoveries	(3,338)
Allowances, at end of period	$8,054
For the three months ended March 31, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740, Income Taxes. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this guidance but the adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued new guidance that modifies the disclosure requirements in fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued new guidance that aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued new guidance that replaces the then-existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including trade accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecast information. The amendments in this new guidance are applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•Level 1 — Quoted prices in active markets for identical assets, liabilities, or funds.
•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts of cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value because of the short maturity of these items.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2020				At December 31, 2019
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$174,571	$—	$—	$174,571	$174,429	$—	$—	$174,429
Total assets	$174,571	$—	$—	$174,571	$174,429	$—	$—	$174,429

Liabilities:
Contingent consideration, current	$—	$—	$2,500	$2,500	$—	$—	$2,441	$2,441
Contingent consideration, non-current	—	—	2,352	2,352	—	—	2,336	2,336
Total liabilities	$—	$—	$4,852	$4,852	$—	$—	$4,777	$4,777

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended March 31,
	2020	2019
Fair value, beginning of period	$4,777	$4,477
Changes in fair value	75	75
Fair value, end of period	$4,852	$4,552

The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of Level 3 financial liabilities used to measure the contingent consideration liability at March 31, 2020:

Valuation Technique	Unobservable Input	Range (Weighted Average)
Discounted cash flow	Probability of achievement	98.9% - 100.0% (99.5%)
	Discount rate	4.9%

4. Goodwill
The following table summarizes the changes in goodwill for the three months ended March 31, 2020 (in thousands):

Goodwill
Balance at December 31, 2019	$73,311
Impairment	(10,187)
Balance at March 31, 2020	$63,124

The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, the Company’s stock price experienced high volatility, causing a decline in its enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these two factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. The Company has previously used an implied market value approach. Given the current high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million for the three months ended March 31, 2020. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

5. Property and Equipment, net
Property and equipment consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019

Computer equipment, software, and internally developed software	$63,400	$60,049
Furniture and fixtures	5,022	4,927
Leasehold improvements	15,560	15,839
	83,982	80,815
Less: Accumulated depreciation	(55,278)	(51,018)
Total property and equipment, net	$28,704	$29,797
Included in the table above are property and equipment of $1.5 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.7 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization of internal use capitalized software development costs was $3.4 million for each of the three months ended March 31, 2020 and 2019.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At March 31, 2020, the Company was in compliance with the Credit Facility’s financial covenants.
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
At March 31, 2020, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million.

7. Commitments and Contingencies
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
California Derivative Litigation
        On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. The Company believes that the appeal is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2020 as the Company does not believe a loss is probable or reasonably estimable.

Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs seek an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. The Company believes that the consolidated complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Federal Derivative Litigation
        In April 2019, the Company, certain of its then-current and former directors and officers and USAA were named as defendants in derivative actions nominally on behalf of the Company filed by Ara Afarian and Shelley Niemi in the U.S. District Court for the District of Delaware. The complaints alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of March 31, 2020 as the Company does not believe a loss is probable.
Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleges that the Company’s new “BUY SMARTER DRIVE HAPPIER” slogan infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company did not record an accrual related to this matter as of March 31, 2020, as the Trademark Litigation was filed after that date.
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

8. Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2019	10,625,980	$11.22	5.2
Granted	1,713,111	2.66
Exercised	(3,166)	0.83
Forfeited/expired	(284,405)	12.04
Outstanding at March 31, 2020	12,051,520	$9.99	5.6
At March 31, 2020, total remaining stock-based compensation expense for unvested stock option awards was $12.5 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense for stock option awards of $1.6 million and $3.1 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2019	5,890,992	$7.96
Granted	5,158,799	2.79
Vested	(523,484)	8.76
Forfeited	(343,173)	8.17
Non-vested — March 31, 2020	10,183,134	$5.30
At March 31, 2020, total remaining stock-based compensation expense for non-vested restricted stock units was $50.5 million, which is expected to be recognized over a weighted-average period of 2.6 years. The Company recorded $4.6 million and $5.5 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2020 and 2019, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$399	$499
Sales and marketing	2,256	3,472
Technology and development	1,280	1,946
General and administrative	2,242	2,718
Total stock-based compensation expense	6,177	8,635
Amount capitalized to internal software use	382	473
Total stock-based compensation cost	$6,559	$9,108

9. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded an income tax benefit of $0.4 million and income tax expense of $0.1 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the $0.4 million tax benefit arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

        There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of NOL carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not impact the Company’s results of operations for the three months ended March 31, 2020. The Company will continue to monitor possible future impact of the CARES Act.

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(10,669)	$(14,365)
Weighted-average common shares outstanding	107,024	104,788
Net loss per share - basic and diluted	$(0.10)	$(0.14)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	12,052	13,965
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	10,183	7,609
Total shares excluded from net loss per share	23,694	23,033

11. Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner. The Company has entered into arrangements with USAA to operate its Auto Buying Program. At the time that the Company entered into these arrangements, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB will pay the Company a $20 million transition services fee that will be earned over the term of the agreement. Revenue share from USAA FSB to the Company will remain the same as it was under the previous agreement except that amounts earned after March 1, 2020 will be settled net of the transaction service fee.
The Company had amounts due from USAA included in accounts receivable at March 31, 2020 and December 31, 2019 of $2.9 million and $0.2 million, respectively. In addition, the Company had an amount due to USAA included in accounts payable at March 31, 2020 of $4.5 million. At December 31, 2019, the Company had an amount due to USAA of $7.3 million, of which $6.0 million was included in accounts payable and $1.3 million was included in accrued expenses and other current liabilities. The Company recognized revenue of $1.7 million for the three months ended March 31, 2020 and recorded sales and marketing expense of $2.0 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively, related to service arrangements entered into with USAA.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at March 31, 2020 and December 31, 2019 of $0.5 million and $0.4 million, respectively. The Company recognized contra-revenue of $0.4 million and $0.2 million and cost of revenue of $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, related to a software and data licensing agreement entered into with Accu-Trade.
12. Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Dealer revenue	$73,798	$76,814
OEM incentives revenue	3,523	4,201
Forecasts, consulting and other revenue	6,205	4,567
Total revenues	$83,526	$85,582
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.8 million at December 31, 2019 were transferred to accounts receivable during the three months ended March 31, 2020 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $2.8 million was recorded as of March 31, 2020 and December 31, 2019, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
Overview
TrueCar is a leading automotive digital marketplace that enables car buyers to connect to our network of Certified Dealers. We are building the industry’s most personalized and efficient car buying experience as we seek to bring more of the purchasing process online.
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
Our network of TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
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
During the three months ended March 31, 2020, we generated revenues of $83.5 million and recorded a net loss of $10.7 million. During the three months ended March 31, 2019, we generated revenues of $85.6 million and recorded a net loss of $14.4 million.

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic, which continues to spread throughout the United States and the world. This has resulted in authorities implementing numerous measures to contain the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, and temporary closures of non-essential businesses. We have taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We expect to continue these measures until the pandemic is adequately contained as determined by authorities.
We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. Specifically, we have launched “Buy from Home” badging as an immediate solution designed to help consumers and dealers safely and remotely navigate car buying in response to social distancing guidelines during COVID-19. Dealers badged with “Buy from Home” on the TrueCar platform offer the following features:
•Remote paperwork processing
•Home vehicle delivery
•Verified vehicle sanitization
Additionally, we are accelerating our investment in digital automotive retailing as we seek to bring more of the purchasing process online to further support the needs of our dealers and consumers during this challenging and changing environment.
Although we have experienced significant disruptions since the outbreak was declared a pandemic, and expect the impact to adversely affect our revenues, we are unable to accurately forecast the impact that COVID-19 will have on our business, results of operations, financial condition and cash flows due to numerous uncertainties, including the severity and duration of the outbreak, actions taken by government authorities, economic uncertainty and the rapidly increasing number of consumers who are unemployed. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2020	2019
Average Monthly Unique Visitors	7,751,696	7,098,849
Units (1)	197,002	232,781
Monetization	$392	$348
Franchise Dealer Count	11,356	12,675
Independent Dealer Count	4,193	3,854

(1)We issued full credits of the amount originally invoiced with respect to 5,513 and 5,693 units during the three months ended March 31, 2020 and March 31, 2019, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 9.2% to approximately 7.8 million in the three months ended March 31, 2020 from approximately 7.1 million in the same period of 2019. The increase was primarily due to improvements to our search engine optimization strategy.
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
For the three months ended March 31, 2020 as compared to March 31, 2019, the number of units decreased 15.4% to 197,002 units in the three months ended March 31, 2020 from 232,781 units in the three months ended March 31, 2019. The unit decrease is primarily due to COVID-19, which was declared by the World Health Organization as a pandemic on March 11, 2020. As a result, social distancing was encouraged with many government authorities issuing “shelter-in-place” or “stay-at-home” orders and the closing of non-essential businesses. Until these orders are lifted and unemployment rates decline, we expect total units to continue to decline in the foreseeable future.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 12.6% to $392 during the three months ended March 31, 2020 from $348 for the same period of 2019, primarily due to a decline in units as a result of the COVID-19 pandemic prior to concessions provided to certain subscription arrangements that began in April and increases within newer revenue streams. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs. We expect that the effects of the COVID-19 pandemic could impact monetization in the second quarter of 2020 to the extent that the proportional rate concessions we provide to dealers differ from proportional changes in unit volumes during the affected time periods..

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
Our franchise dealer count was 11,356 at March 31, 2020, a decrease from 12,675 at March 31, 2019, and 12,565 at December 31, 2019. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic as a number of dealers are opting to suspend their marketing spend until stronger consumer demand returns to the market.
Independent Dealer Count

        We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,193 at March 31, 2020, an increase from 3,854 at March 31, 2019, and a decrease from 4,395 at December 31, 2019.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, changes in the fair value of contingent consideration and goodwill impairment. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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
Our use of each of Adjusted EBITDA and Non-GAAP net income (loss) has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect the receipt of interest or the payment of income taxes;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects changes in, or cash requirements for, our working capital needs;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the severance charges associated with a restructuring plan initiated and completed in the first quarter of 2019 to improve efficiency and reduce expenses;
•neither Adjusted EBITDA non Non-GAAP net income (loss) reflects the legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential merger and acquisition transactions;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) considers the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and
•other companies, including companies in our own industry, may calculate Adjusted EBITDA and Non-GAAP net income (loss) differently than we do, limiting their usefulness as a comparative measure.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(10,669)	(14,365)
Non-GAAP adjustments:
Interest income	(533)	(1,001)
Depreciation and amortization	6,271	6,415
Stock-based compensation	6,177	8,635
Share of net loss of equity method investment	382	—
Certain litigation costs (1)	(1,939)	928
Restructuring charges (2)	—	3,280
Transaction costs (3)	—	1,094
Change in fair value of contingent consideration	75	—
Goodwill impairment (4)	10,187	—
(Benefit from) provision for income taxes	(436)	101
Adjusted EBITDA	$9,515	$5,087

(1)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the three months ended March 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.
(2)The excluded amounts represent charges associated with a restructuring plan undertaken in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(3)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(4)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Net Loss to Non-GAAP net income (loss):
Net loss	$(10,669)	$(14,365)
Non-GAAP adjustments:
Stock-based compensation	6,177	8,635
Loss from equity method investment	382	—
Certain litigation costs (1)	(1,939)	928
Restructuring charges (2)	—	3,280
Transaction costs (3)	—	1,094
Change in the fair value of contingent consideration	75	—
Goodwill impairment (4)	10,187	—
Non-GAAP net income (loss) (5)	$4,213	$(428)

(1)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the three months ended March 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.
(2)The excluded amounts represent charges associated with a restructuring plan undertaken in the first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(3)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(4)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(5)There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at March 31, 2020 and 2019.

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
 General and Administrative. General and administrative expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and facilities costs.
 Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.
 Interest Income. Interest income consists of interest earned on our cash and cash equivalents.
(Benefit from) Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2020 and December 31, 2019, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the three months ended March 31, 2020, the $0.4 million tax benefit arose in connection with the impairment of book goodwill, resulting in reduction of indefinite-lived deferred tax liabilities. Our provision for income taxes for three months ended March 31, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not impact our results of operations for the three months ended March 31, 2020. We will continue to the monitor possible future impact of the CARES Act.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$83,526	$85,582
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,221	8,936
Sales and marketing	46,575	54,738
Technology and development	12,216	15,654
General and administrative	12,312	15,104
Depreciation and amortization	6,271	6,415
Goodwill impairment	10,187	—
Total costs and operating expenses	94,782	100,847
Loss from operations	(11,256)	(15,265)
Interest income	533	1,001
Loss from equity method investment	(382)	—
Loss before income taxes	(11,105)	(14,264)
(Benefit from) provision for income taxes	(436)	101
Net loss	$(10,669)	$(14,365)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$9,515	$5,087
Non-GAAP net income (loss)	$4,213	$(428)

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,

	2020	2019
	(in thousands)
Dealer revenue	$73,798	$76,814
OEM incentives revenue	3,523	4,201
Forecasts, consulting and other revenue	6,205	4,567
Total revenues	$83,526	$85,582
Three months ended March 31, 2020 compared to three months ended March 31, 2019. The decrease in our revenues of $2.1 million, or 2.4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 reflected a decrease in our dealer revenue and OEM incentives revenue, offset by an increase in forecast, consulting and other revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 88.4%, 4.2%, and 7.4%, respectively, of revenues for the three months ended March 31, 2020 as compared to 89.8%, 4.9%, and 5.3%, respectively, for the same period in 2019. The decrease of $3.0 million in dealer revenue for the three months ended March 31, 2020 reflected a decrease to our core dealer revenue of $4.7 million primarily due to the impact of the recent outbreak of COVID-19, offset by increases within newer revenue streams of $1.7 million including our Trade product. The decrease of $0.7 million in OEM incentives revenue was primarily due to softness in our existing clients for the three months ended March 31, 2020. These decreases were offset by an increase of $1.6 million in forecasts, consulting and other revenue primarily driven by fees earned related to the USAA transition services agreement for the three months ended March 31, 2020. We expect revenues to be impacted by COVID-19 and will follow similar declining trends in projected automobile sales in the current year. Additionally, any further dealer rate concessions beyond April and May, for subscription arrangements where pay-per-sale or performance-based billing arrangements are not currently available, may further suppress our revenue growth.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2020	2019
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,221	$8,936
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.6%	10.4%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Cost of revenue decreased $1.7 million, or 19.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to a $0.9 million decrease in salaries and employee-related expenses primarily due to decreased headcount and employee bonuses, a $0.3 million decrease in hosting fees, a $0.2 million decrease in other marketing, a $0.1 million decrease in data and licensing costs, and a $0.1 million decrease in stock-based compensation.

Sales and Marketing Expenses

	Three Months Ended March 31,

	2020	2019
	(dollars in thousands)
Sales and marketing expenses	$46,575	$54,738
Sales and marketing expenses as a percentage of revenues	55.8%	64.0%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Sales and marketing expenses decreased $8.2 million, or 14.9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease primarily reflected a $4.0 million decrease in revenue share paid to affinity marketing partners, a $2.3 million decrease in employee-related expenses primarily due to decreased headcount and employee bonuses, a $2.3 million decrease in branded media spend, a $1.2 million decrease in stock-based compensation, and a $0.8 million decrease in travel-related expenses, offset by a $1.2 million increase in creative production costs associated with our company rebrand and a $1.2 million increase in other professional services. For the remainder of 2020, we expect sales and marketing expense to decline year over year as we monitor the impacts of COVID-19 and adjust our sales and marketing spend to efficiently support our business.
Technology and Development Expenses

	Three Months Ended March 31,

	2020	2019
	(dollars in thousands)
Technology and development expenses	$12,216	$15,654
Technology and development expenses as a percentage of revenues	14.6%	18.3%
Capitalized software costs	$3,121	$3,097
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Technology and development expenses decreased $3.4 million, or 22.0%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in employee-related expenses of $2.7 million primarily due to decreased headcount and employee bonuses, and a decrease in stock-based compensation of $0.7 million. For the remainder of 2020, we expect technology and development expenses to decline year over year as we monitor the impacts of COVID-19 and adjust our spending to efficiently support our business.
Capitalized software costs remained flat, primarily due to an increase of $0.1 million in third-party software costs offset by a $0.1 million decrease in internal capitalized software costs.
We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

General and Administrative Expenses

	Three Months Ended March 31,

	2020	2019
	(dollars in thousands)
General and administrative expenses	$12,312	$15,104
General and administrative expenses as a percentage of revenues	14.7%	17.6%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. General and administrative expenses decreased $2.8 million, or 18.5%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a $3.4 million decrease in legal fees primarily as a result of a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees, a $0.5 million decrease in stock-based compensation and a $0.6 million decrease in other professional fees, offset by a $1.9 million increase in bad debt expense driven by an increase in our allowance for doubtful accounts due in part to the impact of COVID-19, and a $0.3 million increase in employee-related expenses. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees. For the remainder of 2020, we expect general and administrative expenses to decline year over year as we monitor the impacts of COVID-19 and control costs and expenses to efficiently support our business.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2020	2019
	(in thousands)
Depreciation and amortization expenses	$6,271	$6,415
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Depreciation and amortization expenses decreased $0.1 million, or 2.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Goodwill Impairment
For the three months ended March 31, 2020, we recognized a non-cash goodwill impairment charge in the amount of $10.2 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at March 31, 2020. For further details, see Note 4 to our condensed consolidated financial statements included herein.
(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,

	2020	2019
	(in thousands)
(Benefit from) provision for income taxes	$(436)	$101

Our benefit from income taxes for the three months ended March 31, 2020 arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities. Our provision for income taxes for the three months ended March 31, 2019 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At March 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $182.9 million.
We have incurred cumulative losses of $442.7 million from our operations through March 31, 2020, and expect to incur additional losses in the future. We are continuously monitoring our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at March 31, 2020. The amount available under the amended credit facility at March 31, 2020 was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$5,550	$7,581
Net cash used in investing activities	(3,505)	(26,079)
Net cash (used in) provided by financing activities	(724)	2,268
Net increase (decrease) in cash and cash equivalents	$1,321	$(16,230)
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the three months ended March 31, 2020 was $5.6 million. This was primarily due to our net loss of $10.7 million, adjusted for non-cash items, including goodwill impairment of $10.2 million, depreciation and amortization expense of $6.3 million, stock-based compensation expense of $6.2 million, amortization of lease right-of-use assets of $1.5 million, loss from equity method investment of $0.4 million, deferred income taxes of $0.4 million, increase in fair value of contingent consideration liability of $0.1 million and bad debt expense of $2.2 million, and a decrease of $10.2 million related to changes in operating assets and liabilities.
The $10.2 million decrease related to changes in operating assets and liabilities primarily reflected a decrease in accrued expenses and other current liabilities of $6.5 million and a decrease in accounts payable of $3.7 million, both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in accrued employee expenses of $3.2 million primarily due to a decrease in accrued bonus, and a decrease in operating lease liabilities of $2.0 million. These uses of cash were partially offset by a decrease in accounts receivable of $2.5 million, a decrease in other current assets of $2.0 million mainly due to a decrease in contract assets, and a decrease in prepaid expenses of $0.9 million primarily related to insurance and marketing fees.

Cash provided by operating activities for the three months ended March 31, 2019 was $7.6 million. This was primarily due to our net loss of $14.4 million, adjusted for non-cash items, including stock-based compensation expense of $8.6 million, depreciation and amortization expense of $6.4 million, amortization of lease right-of-use assets of $1.5 million, bad debt expense of $0.4 million, deferred income taxes of $0.1 million and an increase in fair value contingent consideration of $0.1 million, and an increase of $4.9 million related to changes in operating assets and liabilities.
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
Cash used in investing activities of $3.5 million for the three months ended March 31, 2020 resulted primarily from $3.1 million of investments in software and $0.4 million of investments in computer hardware.
Cash used in investing activities of $26.1 million for the three months ended March 31, 2019 resulted from a $23.2 million equity method investment as well as $2.7 million of investments in software and $0.2 million of investments in computer hardware.
Financing Activities
Cash used in financing activities of $0.7 million for the three months ended March 31, 2020 was primarily due to taxes paid for the net share settlement of certain equity awards.
Cash provided by financing activities of $2.3 million for the three months ended March 31, 2019 reflects $2.8 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $0.5 million.

Contractual Obligations and Known Future Cash Requirements
        There were no significant changes to our contractual obligations and known future cash requirements for the three months ended March 31, 2020.

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
There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
Goodwill
We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, our stock price experienced high volatility, causing a decline in our enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with our announcement that we had entered into a short-term agreement to extend our partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, we concluded a triggering event had occurred. In light of these two factors, we performed an interim impairment test as of March 31, 2020, in which we estimated the fair value of our single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. We have previously used an implied market value approach. Given the current high degree of market volatility and lack of reliable market data as of March 31, 2020, we determined that a DCF model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, we concluded that the carrying value of our reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million for the three months ended March 31, 2020. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.
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
Interest Rate Risk
We had cash and cash equivalents of $182.9 million at March 31, 2020, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of March 31, 2020, we had no borrowings under the credit facility.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to the Coronavirus Pandemic
The ongoing coronavirus pandemic and the responses to it by governments, organizations and individuals have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict how long or how severely our business will be disrupted by the pandemic or by its lingering effects.
In late 2019, a novel strain of the coronavirus surfaced and quickly began to spread across the globe. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. Beginning in January 2020 and accelerating throughout the first quarter, governments around the world began taking extraordinary and unprecedented measures to slow the spread of the virus. These measures have included, among other things, orders requiring so-called “non-essential” businesses to close and individuals to “shelter at home.” Even where not required by applicable governmental authorities, individuals and organizations have been voluntarily canceling and scaling down social and commercial activities to protect themselves and their members from infection.
These responses to the pandemic have caused unparalleled damage to the global economy and have negatively affected, and continue to negatively affect, our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impede car sales. On top of these legal restrictions, the economic uncertainty and the rapidly increasing number of consumers who are unemployed, as well as the decrease in consumers’ willingness to make discretionary trips outside of the home, have decreased the demand for cars.
Cumulatively, these factors have resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the first quarter of 2020, for example, our units declined by 15% over the same period in 2019. This has had a number of negative effects. First, the reduction in units directly translates into lowered revenue from our pay-per-sale dealers. Second, we have taken costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale dealers (which generally reduces our fees from the prenegotiated subscription rate during pandemic conditions), and halving the subscription rates on our April and May invoices for other subscription dealers. Third, the nationwide decline in car sales has caused many dealers to suspend or cancel their participation in our network. Through March 31, 2020, we processed approximately 1,100 suspensions or cancellations that we believe to be primarily attributable to the pandemic. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them in these difficult times has caused a material reduction in our ability to collect accounts receivable in a timely manner that could persist for the duration of the pandemic.
Although we have taken steps to protect the viability of our business in these difficult times, including by reducing employee-related expenses, canceling much of our discretionary marketing spending and launching a “buy from home” program to promote our dealers who adhere to certain criteria, we cannot assure you that these steps, or other steps that we take in the future, will be sufficient to preserve our business if the pandemic and aggressive governmental measures to combat its spread continue.
The coronavirus pandemic could result in long-lasting changes to consumer and dealer behavior and the macroeconomic environment that persist even after its conclusion, and any of those changes could harm our business.
Considerable uncertainty surrounds the governmental, economic and societal conditions that will prevail when the coronavirus pandemic abates. We cannot predict or prepare for every eventuality, and our business could suffer if consumer or dealer behavior or the macroeconomic environment do not return to pre-pandemic conditions. For example, if the economy remains weak and consumer demand for cars remains low after the pandemic, our revenues and results of operations would remain negatively affected. Further, if dealers continue to demand the lower third-party marketing expenses that currently prevail during the pandemic, we could have difficulty raising our revenue per dealer to earlier levels and our revenues and results of operations would similarly be negatively affected. Likewise, if dealers who suspended or canceled their participation in our network during the pandemic decline to return to the network afterward, our business would be negatively affected.
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully support and expand our “buy from home” program or similar programs, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to populate our TrueCar Curve and used-car inventory count, either of which could negatively affect our business.
Financial hardship arising from the coronavirus pandemic has resulted in many of our dealers canceling or suspending their participation in our network. As the pandemic continues to cause disruption, additional dealers may cancel or suspend their participation in our network. As discussed in more detail under the risk factor below: “If we suffer a significant interruption in our ability to gain access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results would suffer,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, or other aspects of our user experience, to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.
Additionally, because the majority of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory that diminishes our organic search traffic and therefore our monthly unique visitors. For example, a decrease in relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor below: “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”
While we do not believe that we have to date lost a critical mass of dealers in any geographic area as a result of the coronavirus pandemic, dealer cancellations and suspensions to date have been disproportionately concentrated in California and the Northeastern United States. If we do lose a critical mass of dealers nationally or in any geographic area, our business, reputation and results of operations would be negatively affected.
We have transitioned all of our employees to work-from-home status for the duration of the coronavirus pandemic, which has made it more difficult to provide services to our dealers and could result in decreased employee productivity and increased cybersecurity risk.
In mid-March 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the recommendations of relevant governmental authorities. Although the majority of our employees are capable of performing their duties remotely, the nature of certain of our employees’ roles prevents or hinders them from doing so. In particular, many members of our dealer sales and service team have had their ability to perform their responsibilities sharply curtailed by the remote-working requirement, which may negatively affect dealers’ experience on our platform. It is too early to assess the impact of this development, but if we are not able to mitigate the resulting reduction in productivity, it is likely to negatively affect our results of operations.
Further, our new remote-working policy could pose other, unknown risks. For example, even though most of our employees are capable of working from home, we cannot assure you that overall productivity will not suffer as a result of the new arrangement, and remote working carries additional potential cybersecurity risks. These risks include the heightened potential for hacking and other security beaches of telecommunications services in light of the increased use of those services, including services provided by Zoom Video Communications, Inc., which is one of our video conferencing providers. Further, greater reliance on remote communication methods and the inability to communicate in person with our information technology professionals could increase the incidence, or likelihood of success, of phishing attacks and other related cybersecurity incidents. If these or any other risks associated with remote working come to pass, our business would be negatively affected.

The coronavirus pandemic has disrupted our marketing strategy in a number of ways, and if we are unable to mitigate the effects of this disruption, our business would be harmed.

As discussed in greater detail earlier in this Risk Factors section, many states, including California, have issued orders requiring the closure of non-essential businesses, and we have required all of our employees to work remotely. As a result, we have not been able to film video assets for our advertising materials and expect to continue to be unable to do so for the duration of the coronavirus pandemic, which could reduce the quality of our future marketing campaigns. Moreover, our inability to predict the extent or duration of the pandemic or what the world will look like upon its conclusion heightens the difficulty inherent in planning long-term marketing campaigns

Similarly, we cannot predict whether, and if so, how, the ideal mix of marketing channels will change during and after the pandemic. For example, if we shift too much television spend toward social-media spend, our brand awareness and organic traffic could be negatively affected. We have also experienced increased consumer sensitivity to our marketing, including criticism that we should not encourage or facilitate the purchase of cars during the pandemic. If our marketing does not strike the right tone and consumers perceive it as insensitive or opportunistic, our brand could likewise suffer.

In light of the many uncertainties during the pandemic, and given the need for rapid flexibility in our business and its product and services offerings, we may be unable to devote as much time as we have in the past to researching and testing our marketing campaigns. This factor, and any of the others described above, could make our marketing costlier and less effective, which could harm our brand and negatively affect our business and our cash flows and results of operations.
The coronavirus pandemic could result in the adoption of laws or regulations that adversely affect U.S. businesses in general or our business in particular.
The global economic and societal disruption caused by the coronavirus pandemic have prompted sweeping governmental responses worldwide. For example, on March 27, 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, also referred to as the CARES Act. This legislation, which provided for over $2 trillion of emergency spending, was unprecedented in size and the rapidity with which it passed through the legislative process. Shortly thereafter, the Federal Reserve announced an emergency lending package of approximately $2.3 trillion. Similarly, foreign nations and the states have been swiftly passing emergency measures, through executive orders, legislation and court decisions. Further, as the damage caused by the pandemic unfolds, governmental entities, including Congress, continue to debate taking further legislative, regulatory and other actions.
Although we did not materially benefit from the provisions of the CARES Act or the Federal Reserve’s emergency lending facilities, we cannot predict the content or timing of future governmental actions prompted by the pandemic and therefore cannot guarantee you that they will not harm our business, either directly or indirectly by adversely affecting the economic environment. In addition, it is possible that future legislation or other governmental action could impose restrictions on us or expand the eligibility for existing programs in a manner that enables us to benefit from them, subject to restrictions that could limit our ability to run our business in the best interests of our stockholders. Further, any such future legislation or other action could contain other provisions, for example relating to taxation or privacy, that adversely affect our business or impose additional compliance costs. Finally, increased budget deficits resulting from the emergency legislation could result in higher taxes (or the elimination of tax benefits) that would negatively affect our business.
Given the unprecedented nature of the coronavirus pandemic and the extraordinary uncertainty that it occasions, we have had difficulty and may continue to have difficulty forecasting our operational and financial performance, which could negatively affect our business.
As noted earlier in this “Risk Factors” section, the coronavirus pandemic is unparalleled in modern history and has occasioned considerable uncertainty. Neither the pandemic, nor the governmental, societal and individual responses thereto, have any precedents to guide our expectations and forecasts about their future course. As a result, we have had, and expect during the duration of the pandemic, if not longer, to continue to have, increased difficulty in forecasting our operational and financial performance and the effect of macroeconomic conditions on our business. For example, in March 2020, we withdrew our full-year 2020 financial guidance as a result of this uncertainty and do not intend to provide further guidance until the effects of the pandemic abate or become more predictable. In addition to heightening the uncertainty surrounding any financial guidance that we do provide, this increased difficulty forecasting could also negatively affect our ability to prioritize and execute operational and strategic initiatives, plan appropriately for the financial and operational needs of our business and participate in financial or strategic transactions. Any of these factors could negatively affect our business.

If a member of our management team or our board of directors contracts the coronavirus, he or she could be temporarily or permanently unable to continue contributing to us and our business could be adversely affected.
The novel coronavirus is highly infectious and sometimes causes a dangerous respiratory disease referred to as COVID-19, which has a substantial morbidity rate, particularly among older patients and those with preexisting medical conditions. If any member of our management team or our board of directors contracts COVID-19, he or she could be temporarily or permanently unable to continue performing his or her duties. In many cases, the executive’s or the director’s experience would be difficult to replace, particularly on short notice. Given the abnormally challenging conditions that the pandemic creates, even a temporary disruption in our executives’ or directors’ ability to focus their efforts on our business could harm our business.

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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. We may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. For example, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. Additionally, as noted earlier in this “Risk Factors” section, many of our dealers have canceled or suspended their participation in our network as a result of the coronavirus pandemic. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
Further, in 2019, approximately 34% of our unit volume was subject to pay-per-sale billing arrangements, with the remaining units being subject to subscription billing arrangements. If the number of TrueCar Certified Dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model, the growth of our business could become more dependent on our ability to increase dealer subscription rates, as rising unit volumes at dealers on subscription billing arrangements do not automatically result in higher revenues. If we are unable to convince subscription-based dealers of our value proposition, we could be unable to increase dealer subscription rates even if our unit volume increases, which could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2020 our franchise dealer count was 11,356.
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
In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships and we could lose a significant number of dealers in our network. For example, in May 2015, the California New Car Dealers Association, or CNCDA, filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. For more information on this lawsuit, refer to the risk factor below: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.
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
We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:

•our ability to launch new products that are effective and have a high degree of consumer engagement;

•our ability to constantly innovate and improve our existing products, including in response to the coronavirus pandemic and associated changes in consumer and dealer behavior and preferences;

•compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform;

•our access to a sufficient amount of data to enable us to provide relevant vehicle and pricing information to consumers; and

•our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
If the quality or quantity of the leads we provide to TrueCar Certified Dealers declines, our unit volume could decrease and TrueCar Certified Dealers could lose faith in our value proposition and choose to leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. If our lead quality or quantity decline, our unit volume could decline, which could result in lower revenues from pay-per-sale billing arrangements, as well as an inability to convince TrueCar Certified Dealers that our value proposition justifies maintaining or increasing our subscription rates. Additionally, diminished lead quality or quantity could cause TrueCar Certified Dealers to be dissatisfied with our program, which could result in their choosing to leave our network or insist on lower subscription rates. Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA is likely to materially decrease our lead quantity and could adversely affect our aggregate lead quality. Moreover, we cannot predict how the coronavirus pandemic will affect our lead quantity and quality. Negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
The wind-down and termination of our partnership with the United Services Automobile Association, or USAA, is likely to adversely affect our business.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all units purchased by users from TrueCar Certified Dealers during that period, were matched to users of the car-buying site we maintained for USAA (before responsibility for the partnership was transferred from USAA to its banking subsidiary, USAA Federal Savings Bank, or USAA FSB, in February 2020). As such, the number of units purchased using the USAA car-buying site has a significant influence on our operating results. We define units as the number of cars purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. USAA is also a large stockholder, and as of March 31, 2020, USAA beneficially owned 9,042,992 shares, which represented 8.4% of our outstanding common stock.

Our affinity group marketing agreement with USAA reached the end of its term on February 13, 2020, and in February 2020, USAA notified us that it intended to end our affinity partnership. Effective February 14, 2020, we entered into a transition services agreement with USAA pursuant to which it will continue offering its members an auto-buying program through September 30, 2020, after which there will be a subsequent 120-day wind-down period to permit us to continue to serve USAA members who already began the car-buying process through USAA FSB’s auto-buying program up to then. Although the transition services agreement does not increase the revenue share amounts that we pay USAA FSB, and requires USAA FSB to pay us an aggregate transition services fee of $20 million, the termination of our affinity partnership with USAA FSB is likely to have a material adverse effect on our business, revenue, operating results and prospects. Additionally, USAA FSB has terminated all paid advertising of its auto-buying program, which has negatively affected the traffic to our USAA channel, and recently implemented site changes that make it clearer to most of its members who interact with its auto-buying program that they are interacting with a third-party website operated by us. Those changes, and any future changes before or during the wind-down period, could further adversely affect the volume of user traffic we receive from USAA FSB.

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
We recently allowed our users to require dealers who wish to communicate with them other than by email to communicate by text message rather than by calling. If consumers or dealers do not see value in this new functionality, or if it results in privacy concerns, our business could be negatively affected.
In April 2020, we began to allow our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that this change will be beneficial to both consumers and dealers, but we cannot assure you that consumers and dealers will perceive this to be the case. For the reasons discussed earlier in this “Risk Factors” section, if dealers perceive text-message connections to be less valuable, or if the introduction of this new option results in dealers selling fewer cars to our users, our business, results of operations and cash flows could be negatively affected.
Additionally, we use a third-party vendor to facilitate text message communications between our users and dealers, and we have access to those communications. If our company, or our third-party vendor, is perceived to violate our dealers’ or users’ privacy in connection with those communications, or any law or regulation that applies to those communications, our reputation and business could be harmed. For more information on this type of risk, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any resulting vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer sales and service, and in March 2020, after nine months of service as in an interim capacity, the Board appointed Michael Darrow as our chief executive officer. As a result of this turnover, our remaining management team took on increased responsibilities, which could divert attention from key business areas, and certain management roles remain vacant.
Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and attention from the board and management needed to fill the vacant roles could disrupt our business. If we are unable to successfully identify and attract adequate replacements for vacancies in our management roles in a timely manner, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we are seeking. The search for replacements for these positions has resulted, and may continue to result, in significant recruiting and relocation costs, and we can give no assurances concerning the timing or outcome of our search for these replacements.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has recently experienced substantial volatility, which has negatively affected the value of our stock-based incentive awards and may impact the extent to which our stock-based compensation is viewed as a valuable benefit. Moreover, in response to the financial disruption caused by the coronavirus pandemic, we have reduced executive base salaries, eliminated employee bonuses for the first half of 2020 and imposed a company-wide moratorium on raises and promotions, and may be required to take additional actions to reduce headcount cost before the pandemic abates. If we are not able to mitigate the impact of these adverse effects on our compensation program, or if our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our growth in prior years may not be indicative of our future growth, and we may not be able to manage future growth effectively.
Our revenue grew from $38.1 million in 2010 to $353.9 million in 2019. However, our rate of revenue growth declined from 2017 to 2018 and, in light of the effects of the coronavirus pandemic and the winding down of our partnership with USAA, is likely in the near future to continue to be lower than it has been in past periods. In addition, our future revenue growth is dependent on our ability to:
•expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;
•increase the number of transactions between our users and TrueCar Certified Dealers;
•increase dealer subscription rates, and manage dealer churn;
•grow the revenue we derive from car manufacturer incentive programs;
•increase the number of dealers participating in our automotive trade-in program and successfully monetize the TrueCar Trade product;
•maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners;
•increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar-branded mobile applications, including by improving our search-engine optimization;
•further enhance our consumer experience and increase our close rates and the rate at which site visitors prospect with a TrueCar Certified Dealer;
•further improve the quality of our existing products and services, and introduce high-quality new products and services; and

•introduce third-party ancillary products and services, including by integrating acquired companies like DealerScience and their products and services into our business.
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:
•marketing and advertising;
•dealer outreach and training;
•technology and product development, including the development of new products and new features for existing products;
•strategic partnerships, investments and acquisitions; and
•general administration, including legal, accounting and other compliance expenses related to being a public company.
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
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the circumstances in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers, thereby delaying our submission of an invoice to a dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer, and in circumstances in which we employ a subscription billing model, an interruption in the data feeds that we receive may affect our ability to justify maintaining or increasing our subscription rates. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases made by our users from TrueCar Certified Dealers. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we are not always able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.
We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since inception. We had an accumulated deficit of $442.7 million at March 31, 2020 and we experienced a net loss of $10.7 million in the three months ended March 31, 2020. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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
Our business has grown as users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Continued revenue growth will require more focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
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
Our financial performance is substantially dependent upon the number of cars purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the cars purchased by our users have historically been matched to the car-buying sites we maintain for our affinity group marketing partners. As a result, our relationships with our affinity group marketing partners are critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:
•affinity group marketing partners might terminate their relationship with us or make the relationship non-exclusive, resulting in a reduction in the number of transactions between users of our platform and TrueCar Certified Dealers;
•affinity group marketing partners might de-emphasize the car-buying programs within their offerings or alter the user experience for members in a way that results in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or
•the economic structure of our agreements with affinity group marketing partners might change, resulting in a decrease in our operating margins on transactions by their members.
For example, in February 2020, USAA notified us that it intended to end our affinity partnership, and we entered into a transition services agreement with USAA pursuant to which it will cease offering its members an automobile buying program effective October 1, 2020. USAA accounted for a material share of our units and revenues and this termination is likely to have a materially adverse effect on our business, operating results and prospects. For more information on the wind-down and termination of our affinity partnership with USAA, refer to the risk factor above: “The wind-down and termination of our partnership with the United Services Automobile Association, or USAA, is likely to adversely affect our business.”
Additional such changes to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as OEM incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
Further, the disruption occasioned by the coronavirus pandemic could cause our average net monetization per unit to fall if the proportional discounts we provide to dealers on subscription-based billing arrangements on average exceed the proportional decrease in their units, or if dealers insist on lower subscription rates. For more information on the impact of the coronavirus pandemic on our business, refer to the risk factor above: “The coronavirus pandemic and governments’, organizations and individuals’ responses to it have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict the amount of time that it will take for the pandemic to run its course or the extent to which our business will be disrupted before it does.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric would negatively affect the per-unit revenues that those partners receive from their partnership with us. As a result, a material decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.
A significant change to our relationships with affinity group marketing partners may have a negative effect on our business in other ways. For example, the termination by an affinity group marketing partner of our relationship may create the perception that our products and services are no longer beneficial to the members of affinity groups or a more general negative association with our business. In addition, a termination by an affinity group marketing partner may result in the loss of the data it provided to us about automobile transactions. This loss of data may decrease the quantity and quality of the information that we provide to consumers and may also reduce our ability to identify transactions for which we can invoice dealers. If our relationships with affinity group marketing partners change, our business, revenue, operating results and prospects may be harmed.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In the three months ended March 31, 2020 and 2019, respectively, we derived approximately 4.2% and 4.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
If we are not successful in increasing the number of dealers participating in our automotive trade-in program, providing a compelling value proposition to consumers using our TrueCar Trade product, monetizing that product or integrating it into our consumer experience, our business and prospects could be adversely affected.
We believe that our TrueCar Trade product is a vital element of our effort to build out an end-to-end consumer experience, and we entered into a 10-year commercial partnership with Accu-Trade in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our TrueCar Trade product, and our business and prospects, could be adversely affected. For example, as a result of the closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade has in the past temporarily stopped guaranteeing its vehicle valuations, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that it will not do so again.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We currently advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our rebranding initiative. For more information on this initiative, see the risk factor below: “If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $46.6 million and $54.7 million on sales and marketing during the three months ended March 31, 2020 and 2019, respectively.

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
Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we have done in response to the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected. Our current and potential competitors may also have significantly more financial, marketing and other resources than we have and the ability to devote greater resources to the promotion and support of their products and services. The realities of competing for users and brand visibility, as well as ensuring the satisfaction of our dealers, may limit our ability to reduce our own marketing expenditures, potentially negatively impacting our operating margins and financial results.
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
Failure to maintain or increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we have historically derived from our partnership with USAA during or after its wind down. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital and radio advertisements. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
In May 2015, we were named as a defendant in a lawsuit filed by the CNCDA in the California Superior Court for the County of Los Angeles, which we refer to as the CNCDA Litigation. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In December 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed.
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
State Insurance Regulatory Laws
In addition, the advertising and sale of automobile insurance is highly regulated by the states in which we do business. Although we do not sell insurance, certain of our affinity partners may sell insurance to the public in general, and to our users in particular. Further, we may from time to time enter into arrangements with other partners pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that state regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be forced to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.
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
In March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York. The complaint sought injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. In July 2019, the court granted the Company’s motion for summary judgment as to the plaintiffs’ Lanham Act claim and, in light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over their state-law claims and therefore dismissed them without prejudice.
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
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Delaware Federal Derivative Litigation
In April 2019, each of Ara Afarian and Shelley Niemi filed a derivative action complaint nominally on our behalf in the U.S. District Court for the District of Delaware naming us, certain of our then-current and former directors and officers and USAA as defendants. Each complaint alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation, which, together with the California Derivative Litigation, the Lee Derivative Litigation and the Delaware Chancery Derivative Litigation, we refer to as the Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. As a result, the litigation is currently resolved and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Trademark Litigation
In April 2020, we were named as a defendant in a lawsuit filed by Six Star, Inc. in the U.S. District Court for the Middle District of Florida. The complaint alleges that our new “BUY SMARTER DRIVE HAPPIER” slogan infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon Vehicles, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), Edmunds.com, KBB.com, CarSaver.com, CarGurus.com and Cars.com;
•sites operated by automobile manufacturers such as General Motors and Ford;
•online automobile retailers such as Carvana and Vroom;
•providers of offline, membership-based car-buying services such as the Costco Auto Program; and
•offline automotive classified listings, such as trade periodicals and local newspapers.
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
Our competitors could significantly impede our ability to expand and optimize our network of TrueCar Certified Dealers and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. Moreover, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced and our operating results will be negatively affected.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. Further, if any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to continue to partner with us. If we are unable to compete with these companies, the demand for our products and services could substantially decline.
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
We have in the past undertaken and may in the future pursue acquisitions, divestitures, investments and other similar transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and if we do not manage them successfully or if acquired entities or investments fail to perform as expected, our financial results, business and prospects could be harmed.
In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisition of DealerScience in 2018 and our investment in Accu-Trade in 2019. Similarly, from time to time we evaluate whether a divestiture or other transaction would be in the best interests of our stockholders.
These transactions require significant management time and resources and have the potential to divert our attention from our ongoing business, and we may not manage them successfully. Our ability to do so is unproven. We may be required to make substantial investments of resources to support these transactions, and we cannot assure you that they will be successful. Additionally, strategic investments in and partnerships with other businesses expose us to the risk that we may not be able to control the operations of those businesses, which could decrease the benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments may encounter financial difficulties that could lead to disruption of their activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity.
The risks we face in connection with these transactions include:
•diversion of management time and focus from operating our business;
•additional operating losses and expenses of other businesses;
•integration of acquisitions, including coordination of technology, research and development and sales and marketing functions;
•transition of the other business’s users to our website and mobile applications;
•retention of employees from an acquired business, or separation of employees from a divested business;
•cultural and other challenges associated with integrating employees from an acquired business into our organization;
•integration of an acquired business’s accounting, management information, human resources, legal and other administrative systems, or extrication of such systems from a divested business;
•the need to implement or improve controls, procedures and policies at a business that prior to the transaction may have lacked effective controls, procedures and policies;
•potential write-offs of intangibles or other assets acquired in acquisitions or similar transactions, or write-downs of investments, that may have an adverse effect our operating results in a given period;
•the risks associated with the businesses, products or technologies in question, which may differ from or be more significant than the risks our business faces;
•the risks associated with obtaining necessary regulatory approval for a transaction;
•liability for the activities, products or services of the business, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•litigation or other claims in connection with the business, product or technology in question, including claims from terminated employees, consumers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future transactions could cause us to fail to realize the anticipated benefits of those transactions, cause us to incur unanticipated liabilities and harm our business generally. Future transactions could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or amortization expenses; or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any transaction may not materialize.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the

Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. The FCC has not yet taken formal action in response to the court’s remand. As a result, considerable uncertainty currently complicates this area of the law. Additionally, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. Within this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
In attempting to enhance our current product offerings and establish our new product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and technology teams or management personnel to cover these markets and complying with complicated regulations that may apply to these markets. For example, in addition to management attention and redeployment of existing employees and resources, since the inception of our TrueCar Trade product with Accu-Trade and certain of its affiliates, we have incurred $8.4 million in license fees and revenue share costs. We incurred $0.8 million in such license fees and revenue share costs in the three months ended March 31, 2020.

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
We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in January 2020, we introduced a new consumer experience that allows our users more control over the dealers to which their contact information is provided and the specific information so provided. Although we believe that this experience will ultimately improve our product and yield long-term financial benefits, in the short-term it could result in less revenue as our traditional product monetizes fewer users, and it could ultimately be unsuccessful. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis, and we expect the coronavirus pandemic to have a similarly negative effect. For more information on the effect of the coronavirus pandemic on the macroeconomic environment and, as a result, on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”
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
Additionally, we are not able to monetize a transaction in which a manufacturer sells an automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla does. If this practice becomes more widespread and we are not able to adjust, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.
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
Our revenue trends reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due the overall growth of our business, but we expect that in the future our revenues may be affected more by these seasonal trends, except to the extent that they are disrupted by greater macroeconomic events, such as those caused by the coronavirus pandemic. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather or other significant events outside of our control.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our operating results, business and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in further equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our current revolving credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing that we secure in the future could involve further restrictive covenants which may make it more difficult for us to obtain additional capital and pursue business opportunities. Volatility in the credit markets, including increased volatility due to the economic disruption caused by the coronavirus pandemic, may also have an adverse effect on our ability to obtain debt financing.
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
Numerous jurisdictions are currently considering, or have enacted, data protection legislation. For example, California recently enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, on October 11, 2019, the California Department of Justice, which we refer to as the California DOJ, published a notice of proposed rulemaking action with respect to draft regulations to implement the California Privacy Act, which it further amended on February 9, 2020 and March 11, 2020. The California Privacy Act provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The California Privacy Act and regulations promulgated thereunder may increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the California Privacy Act and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
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
Our products and internal systems rely on software that is highly technical. If it contains undetected errors or vulnerabilities, our business could be adversely affected.
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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. As our consumer base and the number of TrueCar Certified Dealers grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy consumers’ and dealers’ needs. It is possible that we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
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
If our users or partners are not able to access our products and services through Amazon Web Services or encounter difficulties in doing so, we may lose customers, dealers, partners and revenue. The level of service provided by Amazon Web Services or similar providers may also impact our customers’, dealers’ and partners’ usage of our products and services and satisfaction with us. If Amazon Web Services or similar providers experience interruptions in service regularly or for a prolonged period of time, or other similar issues, our business would be seriously harmed. Hosting costs also have increased and are likely to continue to increase as our user base and user engagement grow and may seriously harm our business if we are unable to grow our revenues faster than the cost of using the services of Amazon or similar providers.
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
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in April 2020, a Florida dealer sued us claiming that our new “BUY SMARTER DRIVE HAPPIER” slogan, which is featured in the majority of our marketing materials, infringed its “BUY SMART BE HAPPY” trademark. If this litigation is decided adversely to us, we could be required to change our slogan and replace the marketing materials in which it is featured, which would be costly and could damage our brand. For more information on this litigation, refer to the risk factor above: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
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
The impairment of our goodwill, intangible or other long-lived assets or investments would require us to record a non-cash charge to earnings, which could materially and adversely affect our results of operations.
We had goodwill and intangible assets of $63.1 million at March 31, 2020. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the recent global economic disruption and uncertainty surrounding the COVID-19 pandemic and the announcement of the upcoming termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, we recognized a non-cash impairment charge of $10.2 million for the three months ended March 31, 2020.

We cannot guarantee you that in future periods we will not be required to recognize additional impairment charges, whether in our goodwill or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. As a result, the carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangible assets. If we have to reduce the carrying value of our goodwill or intangible assets, the impairment charge could materially and adversely affect our results of operations.

Further, we review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. If our equity-method investment in Accu-Trade, or any other equity-method investment that we make in the future, is not recoverable, we may be required to record an impairment charge, which could materially and adversely affect our results of operations.

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
Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change in 2019. This ownership change could have materially impaired the Company’s ability to utilize its net operating losses and tax credits. Upon receipt of certain additional information from investors, the Company will determine the amount of potential limitation. Any decrease in deferred tax assets associated with these tax attributes would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.
Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

Our corporate headquarters, a majority of our employees and many of our essential business operations are located in the Los Angeles area, near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortage or outage could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. For more information on the effect of the coronavirus pandemic on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
Although we have currently withdrawn our financial guidance as a result of the uncertainties precipitated by the coronavirus pandemic, we have in the past provided and may in the future provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of March 31, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 60% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the three months ended March 31, 2020, the trading price of our common stock fluctuated from a low of $2.15 per share to a high of $4.92 per share. For the fiscal year ended December 31, 2019, the trading price of our common stock fluctuated from a low of $3.01 per share to a high of $10.39 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of high technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•the failure of securities analysts to maintain coverage of us, changes in financial estimates or recommendations by any securities analysts who follow our company;
•our failure to meet our publicly-announced guidance of future operating results or otherwise to meet the expectations of securities analysts or investors in this regard;
•announcements by us or our competitors of new products;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•our ability to control costs, including our operating expenses;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions, divestitures, investments or other similar transactions involving us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management;
•conditions in the automobile industry; and
•general macroeconomic conditions and the growth rate of our markets and the impact of the coronavirus pandemic on these conditions and markets.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including those precipitated by the coronavirus pandemic, may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies. We have been, and may in the future be, subject to these legal actions.
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
At March 31, 2020, approximately 107.2 million shares of our common stock were outstanding. In addition, as of March 31, 2020, there were 12.1 million shares underlying options and 10.2 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 10.5 million shares (including vested options) as of March 31, 2020 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•creating a classified board of directors whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and
•providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
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
Our certificate of incorporation provides that, unless we otherwise agree, the Court of Chancery of the State of Delaware will be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;

•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us under the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, for example because we have withdrawn and temporarily ceased providing financial guidance during the coronavirus pandemic, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Use of Proceeds from Public Offerings of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-195036), which was declared effective on May 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering or follow-on offerings as described in our final prospectuses filed with the SEC on May 16, 2014, November 12, 2014 and April 27, 2017, respectively, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Pending those uses, we have invested the net proceeds in short-term, investment-grade interest-bearing securities and obligations, such as money market accounts.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A File No. 333-195036	3.2	5/5/2014
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	5/5/2014
10.1#	Employment Agreement, dated as of March 9, 2020, by and between the Registrant and Michael Darrow.	8-K	10.1	3/10/2020
10.2#	Form of Performance-Based Restricted Stock Unit Award Agreement.	Filed herewith
10.3#	Form of Retention RSU Award Agreement	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	May 8, 2020	By:	/s/ Michael Darrow
Michael Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Noel B. Watson
Noel B. Watson
Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)