Form 10-Q
period 2020-06-30
TrueCar, Inc.
filed 2020-08-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 1, 2020, 108,007,698 shares of the registrant’s common stock were outstanding.

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
•our ability to forecast our financial and operational performance;
•our relationship with key industry participants, including car dealers and automobile manufacturers;
•anticipated trends, demand rates and challenges in our business and in the markets in which we operate;
•our ability to anticipate market needs and develop new and enhanced products and services to meet those needs and to successfully monetize those products and services;
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
•our ability to mitigate the short- and long-term effects of the coronavirus pandemic on our business and employees, and the success of initiatives that we take to do so, including our efforts to improve or retool our existing products and services, innovate new products and services, cut costs and preserve our dealer network;
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
•our ability to increase the number of consumers using, and dealers subscribing to, our Retails Solutions packages, which combine our Trade and Payments solutions;
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
•our ability to successfully and timely complete the pending divestiture of our ALG, Inc. subsidiary with minimal disruption to our continuing business and initiatives and to use the proceeds of that divestiture in a manner that maximizes shareholder value;
•the extent to which, if at all, we repurchase our common stock under our share repurchase plan and the effect of any such repurchases on long-term stockholder value, the volatility and trading price of our common stock and our cash reserves;
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$173,086	$181,534
Accounts receivable, net of allowances of $10,459 and $6,759 at June 30, 2020 and December 31, 2019, respectively (includes related party receivables of $6,512 and $209 at June 30, 2020 and December 31, 2019, respectively)	41,540	44,888
Prepaid expenses	8,311	7,215
Other current assets	5,800	6,104
Total current assets	228,737	239,741
Property and equipment, net	27,775	29,797
Operating lease right-of-use assets	33,062	36,064
Goodwill	63,124	73,311
Intangible assets, net	14,167	17,260
Equity method investment	21,005	21,894
Other assets	3,567	3,620
Total assets	$391,437	$421,687
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $467 and $6,439 at June 30, 2020 and December 31, 2019, respectively)	$10,017	$21,336
Accrued employee expenses	10,364	5,969
Operating lease liabilities, current	4,665	5,875
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $1,299 at June 30, 2020 and December 31, 2019, respectively)	13,037	20,990
Total current liabilities	38,083	54,170
Deferred tax liabilities	386	783
Operating lease liabilities, net of current portion	34,632	37,127
Other liabilities	1,142	2,336
Total liabilities	74,243	94,416
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2020 and December 31, 2019; 107,910,000 and 106,865,830 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	771,156	759,322
Accumulated deficit	(453,973)	(432,062)
Total stockholders’ equity	317,194	327,271
Total liabilities and stockholders’ equity	$391,437	$421,687

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (includes related party revenue of $3,773 and $345 for the three months ended June 30, 2020 and 2019, respectively, and $5,020 and $509 for the six months ended June 30, 2020 and 2019, respectively)	$62,685	$88,075	$146,211	$173,657
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $139 and $289 for the three months ended June 30, 2020 and 2019, respectively, and $424 and $423 for the six months ended June 30, 2020 and 2019, respectively)	6,859	8,332	14,080	17,268
Sales and marketing (includes related party expenses of $0 and $5,749 for the three months ended June 30, 2020 and 2019, respectively, and $1,959 and $11,222 for the six months ended June 30, 2020 and 2019, respectively)	33,476	60,233	80,051	114,971
Technology and development	13,103	16,045	25,319	31,699
General and administrative	13,520	21,382	25,832	36,486
Depreciation and amortization	6,425	6,767	12,696	13,182
Goodwill impairment	—	—	10,187	—
Total costs and operating expenses	73,383	112,759	168,165	213,606
Loss from operations	(10,698)	(24,684)	(21,954)	(39,949)
Interest income	72	966	605	1,967
Loss from equity method investment	(507)	(273)	(889)	(273)
Loss before income taxes	(11,133)	(23,991)	(22,238)	(38,255)
Provision for (benefit from) income taxes	109	69	(327)	170
Net loss	$(11,242)	$(24,060)	$(21,911)	$(38,425)

Net loss per share, basic and diluted	$(0.10)	$(0.23)	$(0.20)	$(0.37)
Weighted average common shares outstanding, basic and diluted	107,535	105,485	107,279	105,139
Other comprehensive loss:
Comprehensive loss	$(11,242)	$(24,060)	$(21,911)	$(38,425)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net loss	—	—	—	(10,669)	(10,669)
Stock-based compensation	—	—	6,559	—	6,559
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	317,803	—	(724)	—	(724)
Balance at March 31, 2020	107,183,633	$11	$765,157	$(442,731)	$322,437
Net loss	—	—	—	(11,242)	(11,242)
Stock-based compensation	—	—	6,855	—	6,855
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	726,367	—	(856)	—	(856)
Balance at June 30, 2020	107,910,000	$11	$771,156	$(453,973)	$317,194

	Six Months Ended June 30, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867
Net loss	—	—	—	(24,060)	(24,060)
Stock-based compensation	—	—	16,061	—	16,061
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	776,563	—	(469)	—	(469)
Balance at June 30, 2019	105,895,609	$10	$746,986	$(415,597)	$331,399

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(21,911)	$(38,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,696	13,182
Goodwill impairment	10,187	—
Deferred income taxes	(397)	127
Bad debt expense and other reserves	3,485	485
Stock-based compensation	12,631	24,191
Increase in the fair value of contingent consideration liability	121	150
Amortization of lease right-of-use assets	3,002	2,944
Loss from equity method investment	889	273
Write-off and loss on disposal of fixed assets	41	1,139
Changes in operating assets and liabilities:
Accounts receivable	(137)	(2,011)
Prepaid expenses	(1,096)	(2,538)
Other current assets	304	(29,711)
Other assets	53	1,406
Accounts payable	(11,280)	(5,777)
Accrued employee expenses	4,410	5,905
Operating lease liabilities	(3,705)	(3,064)
Accrued expenses and other liabilities	(8,509)	39,047
Other liabilities	905	(99)
Net cash provided by operating activities	1,689	7,224
Cash flows from investing activities
Purchase of property and equipment	(6,294)	(5,405)
Cash paid for equity method investment	—	(23,174)
Net cash used in investing activities	(6,294)	(28,579)
Cash flows from financing activities
Payment of contingent consideration liability	(2,263)	—
Proceeds from exercise of common stock options	3	2,835
Taxes paid related to net share settlement of equity awards	(1,583)	(1,043)
Net cash (used in) provided by financing activities	(3,843)	1,792
Net decrease in cash and cash equivalents	(8,448)	(19,563)
Cash and cash equivalents at beginning of period	181,534	196,128
Cash and cash equivalents at end of period	$173,086	$176,565

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$783	$978
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	410	245
Capitalized asset retirement costs included in property and equipment	498	—

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
Through its subsidiary TCDS, the Company provides its Retail Solutions offerings, which combine its TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. The Company’s Payments solution leverages the digital retailing technology of its DealerScience subsidiary, acquired in December 2018, to help consumers calculate accurate monthly payments.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, right-of-use assets and lease liabilities, the recoverability of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, timing and costs associated with our asset retirement obligations, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the valuation of right-of-use assets and lease liabilities, the fair values of assets and liabilities assumed in business combinations, the fair value of reporting units in connection with annual goodwill impairment testing, the fair value of performance shares, and in periods prior to the Company’s initial public offering, valuation of common stock.
Risks and Uncertainties
In March 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a pandemic that continues to spread throughout the United States and the world. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of its customers due to facility closures, travel and logistics restrictions and quarantines. As a result, the Company’s business has been negatively affected in a number of ways. Most directly, a number of states and local governments have taken steps that have prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impede car sales. On top of these legal restrictions, the economic uncertainty and rapidly increasing number of consumers who are unemployed, as well as the decrease in consumers’ willingness to make discretionary trips outside of the home, have decreased the demand for cars. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and concessions that the Company may provide to its customers. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any impacts to its business and any economic recession or depression that has occurred or may occur in the future.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Allowances, at beginning of period	$8,054	$6,759
Charged as a reduction of revenue	2,978	5,386
Charged to bad debt expense in general and administrative expenses	1,260	3,485
Write-offs, net of recoveries	(1,833)	(5,171)
Allowances, at end of period	$10,459	$10,459
For the six months ended June 30, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2020				At December 31, 2019
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$165,919	$—	$—	$165,919	$174,429	$—	$—	$174,429
Total assets	$165,919	$—	$—	$165,919	$174,429	$—	$—	$174,429

Liabilities:
Contingent consideration, current	$—	$—	$2,398	$2,398	$—	$—	$2,441	$2,441
Contingent consideration, non-current	—	—	—	—	—	—	2,336	2,336
Total liabilities	$—	$—	$2,398	$2,398	$—	$—	$4,777	$4,777

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value, beginning of period	$4,852	$4,552	$4,777	$4,477
Cash payments	(2,500)	—	(2,500)	—
Additions and changes in fair value	46	75	121	150
Fair value, end of period	$2,398	$4,627	$2,398	$4,627

The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of Level 3 financial liabilities used to measure the contingent consideration liability at June 30, 2020:

Valuation Technique	Unobservable Input	Value
Discounted cash flow	Probability of achievement	98.9%
	Discount rate	4.9%
4. Goodwill
The following table summarizes the changes in goodwill for the six months ended June 30, 2020 (in thousands):

Goodwill
Balance at December 31, 2019	$73,311
Impairment	(10,187)
Balance at June 30, 2020	$63,124

The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, the Company’s stock price experienced high volatility, causing a decline in its enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the

USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these two factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. The Company has previously used an implied market value approach. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

5. Property and Equipment, net
Property and equipment consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019

Computer equipment, software, and internally developed software	$66,845	$60,049
Furniture and fixtures	5,022	4,927
Leasehold improvements	16,064	15,839
	87,931	80,815
Less: Accumulated depreciation	(60,156)	(51,018)
Total property and equipment, net	$27,775	$29,797
Included in the table above are property and equipment of $1.9 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.9 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively. Total depreciation and amortization expense of property and equipment was $9.6 million and $10.1 million for the six months ended June 30, 2020 and 2019, respectively.
Amortization of internal use capitalized software development costs was $3.5 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively. Amortization of internal use capitalized software development costs was $6.9 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At June 30, 2020, the Company was in compliance with the Credit Facility’s financial covenants.
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
At June 30, 2020, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million.

7. Commitments and Contingencies
Reorganization
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $8.5 million in the second quarter of 2020 in connection with the Restructuring Plan. Of the total, the Company recorded $0.7 million in cost of revenue, $5.3 million in sales and marketing, $1.6 million in technology and development and $0.9 million in general and administrative expenses within the Company’s condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2020. The Company expects the majority of the restructuring costs liability as of June 30, 2020 to be paid during the three months ended September 30, 2020 with the remainder to be paid by early 2021. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.

The following table presents a roll forward of the restructuring costs liability for the six months ended June 30, 2020 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2019	$28
Expense	8,514
Cash Payments	(2,139)
Accrual at June 30, 2020	$6,403
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
Stockholder Litigation
Milbeck Federal Securities Litigation
        On March 30, 2018, Leon Milbeck filed a putative securities class action against the Company in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about the Company’s business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named the Company, certain of its then-current and former officers and directors and the underwriters for its secondary offering as defendants. On October 31, 2018, the plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, the Company filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by the Company’s directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement, and on January 27, 2020, the court issued a minute order granting final approval to the settlement. The court entered the final judgment and order of dismissal on May 26, 2020. As a result, the Milbeck Federal Securities Litigation is resolved. Because the settlement was fully funded by the Company’s directors’ and officers’ liability insurance, the Company removed the settlement liability and offsetting insurance receivable of $28.25 million from its consolidated balance sheet at December 31, 2019.
California Derivative Litigation
        On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. The Company believes that the appeal is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs seek an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. The Company believes that the consolidated complaint is without merit and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Federal Derivative Litigation
        In April 2019, the Company, certain of its then-current and former directors and officers and USAA were named as defendants in derivative actions nominally on behalf of the Company filed by Ara Afarian and Shelley Niemi in the U.S. District Court for the District of Delaware. The complaints alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of June 30, 2020 as the Company does not believe a loss is probable.
Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleges that the Company’s new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company did not record an accrual related to this matter as of June 30, 2020, as the Company does not believe a loss is probable or reasonably estimable.
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

8. Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2019	10,625,980	$11.22	5.2
Granted	1,713,111	2.66
Exercised	(3,166)	0.83
Forfeited/expired	(1,596,381)	12.28
Outstanding at June 30, 2020	10,739,544	$9.70	5.3
At June 30, 2020, total remaining stock-based compensation expense for unvested stock option awards was $9.5 million, which is expected to be recognized over a weighted-average period of 2.3 years. For the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense for stock option awards of $1.5 million and $6.9 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense for stock option awards of $3.1 million and $10.0 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2019	5,890,992	$7.96
Granted	5,652,422	2.77
Vested	(1,598,585)	6.89
Forfeited	(1,338,505)	7.43
Non-vested — June 30, 2020	8,606,324	$4.83
At June 30, 2020, total remaining stock-based compensation expense for non-vested restricted stock units was $38.9 million, which is expected to be recognized over a weighted-average period of 2.4 years. The Company recorded $5.0 million and $8.7 million in stock-based compensation expense for restricted stock units for the three months ended June 30, 2020 and 2019, respectively. The Company recorded $9.6 million and $14.2 million in stock-based compensation expense for restricted stock units for the six months ended June 30, 2020 and 2019, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$211	$553	$618	$1,052
Sales and marketing	2,388	4,716	4,644	8,188
Technology and development	1,361	3,463	2,633	5,409
General and administrative	2,494	6,824	4,736	9,542
Total stock-based compensation expense	6,454	15,556	12,631	24,191
Amount capitalized to internal software use	401	505	783	978
Total stock-based compensation cost	$6,855	$16,061	$13,414	$25,169

For the three and six months ended June 30, 2019, the Company recognized $7.2 million in additional stock-based compensation expense associated with the departures of the Company’s former chief executive officer and certain other executive-level employees.

9. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance. The Company recorded an income tax expense of $0.1 million in each of the three months ended June 30, 2020 and 2019. The Company recorded an income tax benefit of $0.3 million and income tax expense of $0.2 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the $0.3 million tax benefit arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities.

        There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss (“NOL”) carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019 within the meaning of IRC Sections 382 and 383. As a result of this ownership change, the Company estimates that up to $86.8 million and $2.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Similarly, the Company estimates that up to $0.8 million of federal research and development credit carryforward may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $18.4 million and would be fully offset by a corresponding decrease in its valuation allowance, with no net tax provision impact.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. The changes in tax law did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2020. The Company will continue to monitor possible future impact of changes in tax legislation.

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,242)	$(24,060)	$(21,911)	$(38,425)
Weighted-average common shares outstanding	107,535	105,485	107,279	105,139
Net loss per share - basic and diluted	$(0.10)	$(0.23)	$(0.20)	$(0.37)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share at June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Options to purchase common stock	10,740	13,080
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	8,606	6,701
Total shares excluded from net loss per share	20,805	21,240

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

The Company had amounts due from USAA included in accounts receivable at June 30, 2020 and December 31, 2019 of $6.5 million and $0.2 million, respectively. In addition, the Company had an amount due to USAA included in accounts payable at June 30, 2020 of $0.2 million. At December 31, 2019, the Company had an amount due to USAA of $7.3 million, of which $6.0 million was included in accounts payable and $1.3 million was included in accrued expenses and other current liabilities. For the three and six months ended June 30, 2020, the Company recognized revenue of $3.9 million and $5.6 million, respectively. Additionally, for the six months ended June 30, 2020, the Company recorded sales and marketing expense of $2.0 million. For the three and six months ended June 30, 2019, the Company recorded sales and marketing expense of $5.7 million and $11.2 million, respectively.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at June 30, 2020 and December 31, 2019 of $0.2 million and $0.4 million, respectively. The Company recognized contra-revenue of $0.2 million and $0.3 million and cost of revenue of $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, related to a software and data licensing agreement entered into with Accu-Trade. The Company recognized contra-revenue of $0.6 million and $0.5 million and cost of revenue of $0.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

12. Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dealer revenue	$50,049	$78,977	$123,847	$155,791
OEM incentives revenue	4,771	4,143	8,294	8,344
Forecasts, consulting and other revenue	7,865	4,955	14,070	9,522
Total revenues	$62,685	$88,075	$146,211	$173,657
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.8 million at December 31, 2019 were transferred to accounts receivable during the six months ended June 30, 2020 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $3.3 million and $2.8 million was recorded as of June 30, 2020 and December 31, 2019, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

13. Subsequent Events
In July 2020, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell its 100% interest (the “Transaction”) in ALG to J.D. Power, a Delaware corporation (“J.D. Power”). The Purchase Agreement provides for J.D. Power to pay the Company (i) $112.5 million in cash consideration at the closing of the Transaction, subject to certain customary post-closing adjustments, (ii) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (iii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The closing of the Transaction is subject to customary closing conditions as well as regulatory review and approval. The Company is currently evaluating the tax effects of the Transaction on the Company’s condensed consolidated financial statements.
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Program will be funded using the Company’s available cash and proceeds from the ALG divestiture.

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
Further, our subsidiary, TCDS, provides our Retail Solutions offerings, which combines our TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology of our DealerScience subsidiary, acquired in December 2018, to help consumers calculate accurate monthly payments.
During the three months ended June 30, 2020, we generated revenues of $62.7 million and recorded a net loss of $11.2 million. During the six months ended June 30, 2020, we generated revenues of $146.2 million and recorded a net loss of $21.9 million.

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
We have experienced significant disruptions since the outbreak was declared a pandemic. COVID-19 has impacted our results of operations as reflected in the year over year decline in revenues and could further impact our results of operations, financial condition and cash flows due to numerous uncertainties, including the severity and duration of the outbreak, actions taken by government authorities, economic uncertainty, the increasing number of consumers who are unemployed, and vehicle inventory shortages caused by closures in OEM production facilities. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and concessions that we may provide to our customers. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average Monthly Unique Visitors	8,280,273	7,229,910	8,015,985	7,164,380
Units (1)	189,068	249,856	386,070	482,637
Monetization	$290	$333	$342	$340
Franchise Dealer Count	11,267	12,681	11,267	12,681
Independent Dealer Count	4,131	4,014	4,131	4,014

(1)We issued full credits of the amount originally invoiced with respect to 2,847 and 3,985 units during the three months ended June 30, 2020 and 2019, respectively. We issued full credits of the amount originally invoiced with respect to 8,360 and 9,678 units during the six months ended June 30, 2020 and 2019, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 14.5% to approximately 8.3 million in the three months ended June 30, 2020 from approximately 7.2 million in the same period of 2019. The number of average monthly unique visitors increased 11.9% to approximately 8.0 million in the six months ended June 30, 2020 from approximately 7.2 million in the same period of 2019. The increase was primarily due to improvements to our search engine optimization strategy.
Units
We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of TrueCar.com, our TrueCar-branded mobile applications or the car-buying sites and mobile applications we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with one of TrueCar Certified Dealers. We view units as a key indicator of the health of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.
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
The number of units decreased 24.3% to 189,068 units in the three months ended June 30, 2020 from 249,856 units in the three months ended June 30, 2019. The number of units decreased 20.0% to 386,070 in the six months ended June 30, 2020 from 482,637 units in the six months ended June 30, 2019. The unit decrease is primarily due to COVID-19, which was declared by the World Health Organization as a pandemic on March 11, 2020. As a result, social distancing was encouraged with many government authorities issuing “shelter-in-place” or “stay-at-home” orders, the closing of non-essential businesses, and temporary shutdowns of OEM production facilities. We expect total units to decline in the foreseeable future year over year due to the fluidity of COVID-19.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization decreased by 12.9% to $290 during the three months ended June 30, 2020 from $333 for the same period of 2019. The decrease was primarily due to concessions provided to certain subscription arrangements that began in April 2020. Our monetization increased by 0.6% to $342 during the six months ended June 30, 2020 from $340 for the same period of 2019, primarily due to a decline in units as a result of the COVID-19 pandemic prior to concessions provided to certain subscription arrangements that began in April and increases within newer revenue streams. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 11,267 at June 30, 2020, a decrease from 12,681 at June 30, 2019, and 12,565 at December 31, 2019. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic as a number of dealers are opting to suspend their marketing spend to preserve their profitability during times of economic uncertainty.
Independent Dealer Count

        We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,131 at June 30, 2020, an increase from 4,014 at June 30, 2019, and a decrease from 4,395 at December 31, 2019.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, changes in the fair value of contingent consideration and goodwill impairment. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net loss, the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the severance charges associated with the restructuring plans initiated and completed in the first quarter of 2019 and the second quarter of 2020 to improve efficiency and reduce expenses;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the legal, accounting, consulting and other third-party fees and costs incurred by the Company in connection with the evaluation and negotiation of potential merger and acquisition transactions;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,242)	(24,060)	$(21,911)	(38,425)
Non-GAAP adjustments:
Interest income	(72)	(966)	(605)	(1,967)
Depreciation and amortization	6,425	6,767	12,696	13,182
Stock-based compensation (1)	6,454	15,556	12,631	24,191
Share of net loss of equity method investment	507	273	889	273
Certain litigation costs (2)	—	351	(1,939)	1,279
Executive departure costs (3)	—	4,681	—	4,681
Restructuring charges (4)	8,514	—	8,514	3,280
Transaction costs (5)	155	832	155	1,926
Change in fair value of contingent consideration	46	150	121	150
Goodwill impairment (6)	—	—	10,187	—
Provision for (benefit from) income taxes	109	69	(327)	170
Adjusted EBITDA	$10,896	$3,653	$20,411	$8,740

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the six months ended June 30, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.
(3)The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million in the second quarter of 2019, as well as related recruiting fees of $0.1 million for the search for a new chief executive officer. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the first quarter of 2019 and the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(5)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential merger and acquisition transactions. These expenses are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(6)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.

The following table presents a reconciliation of net loss to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Non-GAAP net income (loss):
Net loss	$(11,242)	$(24,060)	$(21,911)	$(38,425)
Non-GAAP adjustments:
Stock-based compensation (1)	6,454	15,556	12,631	24,191
Loss from equity method investment	507	273	889	273
Certain litigation costs (2)	—	351	(1,939)	1,279
Executive departure costs (3)	—	4,681	—	4,681
Restructuring charges (4)	8,514	—	8,514	3,280
Transaction costs (5)	155	832	155	1,926
Change in the fair value of contingent consideration	46	150	121	150
Goodwill impairment (6)	—	—	10,187	—
Non-GAAP net income (loss) (7)	$4,434	$(2,217)	$8,647	$(2,645)

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the six months ended June 30, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters. We expect the cost of defending these claims to continue to be significant pending that resolution.
(3)The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million in the second quarter of 2019, as well as related recruiting fees of $0.1 million for the search for a new chief executive officer. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the first quarter of 2019 and the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(5)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential merger and acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(6)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(7)There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at June 30, 2020 and 2019.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2020 and December 31, 2019, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the six months ended June 30, 2020, the $0.3 million tax benefit arose in connection with the impairment of book goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities. Our provision for income taxes for six months ended June 30, 2019 primarily reflects a tax expense associated with the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. The changes in tax law did not have a material impact on our results of operations for the three and six months ended June 30, 2020. We will continue to monitor possible future impact of changes in tax legislation.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$62,685	$88,075	$146,211	$173,657
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	6,859	8,332	14,080	17,268
Sales and marketing	33,476	60,233	80,051	114,971
Technology and development	13,103	16,045	25,319	31,699
General and administrative	13,520	21,382	25,832	36,486
Depreciation and amortization	6,425	6,767	12,696	13,182
Goodwill impairment	—	—	10,187	—
Total costs and operating expenses	73,383	112,759	168,165	213,606
Loss from operations	(10,698)	(24,684)	(21,954)	(39,949)
Interest income	72	966	605	1,967
Loss from equity method investment	(507)	(273)	(889)	(273)
Loss before income taxes	(11,133)	(23,991)	(22,238)	(38,255)
Provision for (benefit from) income taxes	109	69	(327)	170
Net loss	$(11,242)	$(24,060)	$(21,911)	$(38,425)
Other Non-GAAP Financial Information:
Adjusted EBITDA	$10,896	$3,653	$20,411	$8,740
Non-GAAP net income (loss)	$4,434	$(2,217)	$8,647	$(2,645)

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(in thousands)
Dealer revenue	$50,049	$78,977	$123,847	$155,791
OEM incentives revenue	4,771	4,143	8,294	8,344
Forecasts, consulting and other revenue	7,865	4,955	14,070	9,522
Total revenues	$62,685	$88,075	$146,211	$173,657
Three months ended June 30, 2020 compared to three months ended June 30, 2019. The decrease in our revenues of $25.4 million, or 28.8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 reflected a decrease in our dealer revenue, offset by an increase in OEM incentives revenue and forecast, consulting and other revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 79.8%, 7.6%, and 12.5%, respectively, of revenues for the three months ended June 30, 2020 as compared to 89.7%, 4.7%, and 5.6%, respectively, for the same period in 2019. The decrease of $28.9 million in dealer revenue for the three months ended June 30, 2020 reflected a decrease to our core dealer revenue of $28.2 million as well as decreases within newer revenue streams of $0.7 million primarily due to the impact of the recent outbreak of COVID-19 and concessions we provided to certain subscription arrangements. These decreases were offset by an increase of $2.9 million in forecasts, consulting and other revenue primarily driven by fees earned related to the USAA transition services agreement for the three months ended June 30, 2020. An increase of $0.6 million in OEM incentives revenue was primarily due to stronger than expected performance in our existing clients for the three months ended June 30, 2020. We expect revenues to be impacted by COVID-19 and will follow similar declining trends in projected automobile sales in the current year.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. The decrease in our revenues of $27.4 million, or 15.8%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily reflected a decrease in our dealer revenue offset by an increase in forecast, consulting and other revenue. Dealer revenue, OEM incentives revenue, and forecasts, consulting and other revenue comprised 84.7%, 5.7%, and 9.6%, respectively, of revenues for the six months ended June 30, 2020 as compared to 89.7%, 4.8%, and 5.5%, respectively, for the same period in 2019. The decrease of $31.9 million in dealer revenue for the six months ended June 30, 2020 reflected a decrease to our core dealer revenue of $33.0 million primarily due to the impact of the recent outbreak of COVID-19 and concessions we provided to certain subscription arrangements, offset by increases within newer revenue streams of $1.0 million, including our Trade product. These decreases were offset by an increase of $4.5 million in forecasts, consulting and other revenue primarily driven by fees earned related to the USAA transition services agreement for the six months ended June 30, 2020.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$6,859	$8,332	$14,080	$17,268
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.9%	9.5%	9.6%	9.9%
Three months ended June 30, 2020 compared to three months ended June 30, 2019. Cost of revenue decreased $1.5 million, or 17.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a $0.9 million decrease in hosting and data licensing costs, a $0.3 million decrease in stock-based compensation, and a $0.2 million decrease in travel-related expenses, offset by an increase of $0.3 million in severance-related expenses.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Cost of revenue decreased $3.2 million, or 18.5%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a $1.4 million decrease in hosting and data licensing costs, a $0.7 million decrease in salaries and employee-related expenses, a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in travel-related expenses, and a $0.2 million decrease in other marketing.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(dollars in thousands)
Sales and marketing expenses	$33,476	$60,233	$80,051	$114,971
Sales and marketing expenses as a percentage of revenues	53.4%	68.4%	54.8%	66.2%
Three months ended June 30, 2020 compared to three months ended June 30, 2019. Sales and marketing expenses decreased $26.8 million, or 44.4%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease primarily reflects a $12.5 million decrease in branded media spend, a $10.9 million decrease in revenue share paid to affinity marketing partners, a $2.3 million decrease in stock-based compensation, which mainly relates to the acceleration of certain equity awards provided to certain executives in connection with their departure in the second quarter of 2019, a $2.3 million decrease in travel-related expenses, a $0.3 million decrease in other professional services, and a $0.2 million decrease in creative production costs, offset by a $1.9 million increase in employee-related expenses, primarily due to a $2.6 million increase in severance related costs and a $0.7 million decrease resulting from reduced headcount and employee bonuses. For the remainder of 2020, we expect sales and marketing expense to decline year over year as we monitor the impacts of COVID-19 and adjust our sales and marketing spend to efficiently support our business.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Sales and marketing expenses decreased $34.9 million, or 30.4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease primarily reflects a $14.9 million decrease in branded media spend, a $14.9 million decrease in revenue share paid to affinity marketing partners, a $3.5 million decrease in stock-based compensation, which mainly relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to certain executives in connection with their departure in the second quarter of 2019, a $3.1 million decrease in travel-related expenses, and a $0.5 million decrease in employee-related expenses, primarily due to a $2.6 million decrease in headcount and employee bonuses and a $2.2 million increase in severance-related costs, offset by a $1.0 million increase in creative production costs associated with our company rebrand and a $0.9 million increase in other professional services.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(dollars in thousands)
Technology and development expenses	$13,103	$16,045	$25,319	$31,699
Technology and development expenses as a percentage of revenues	20.9%	18.2%	17.3%	18.3%
Capitalized software costs	$3,297	$2,992	$6,418	$6,089
Three months ended June 30, 2020 compared to three months ended June 30, 2019. Technology and development expenses decreased $2.9 million, or 18.3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in stock-based compensation of $2.1 million, which mainly relates to the acceleration of certain equity awards provided to certain executives in connection with their departure in the second quarter of 2019, a decrease in employee-related expenses of $0.5 million, primarily due to a $0.3 million decrease in headcount and employee bonuses and a $0.2 million decrease in severance-related costs, and a $0.3 million decrease in travel-related expenses. For the remainder of 2020, we expect technology and development expenses to decline year over year as we monitor the impacts of COVID-19 and adjust our spending to efficiently support our business.
Capitalized software costs increased by $0.3 million, or 10.2%, primarily due to a $0.2 million increase in internal capitalized software costs and $0.1 million in third-party software costs.

We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Technology and development expenses decreased $6.4 million, or 20.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in employee-related expenses of $3.2 million, primarily due to a $2.2 million decrease in headcount and employee bonuses and a $1.0 million decrease in severance-related costs, a decrease in stock-based compensation of $2.8 million, and a $0.5 million decrease in travel-related expenses.
Capitalized software costs increased by $0.3 million, or 5.4%, primarily due to a $0.2 million increase in third-party software costs and $0.1 million in internal capitalized software costs.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(dollars in thousands)
General and administrative expenses	$13,520	$21,382	$25,832	$36,486
General and administrative expenses as a percentage of revenues	21.6%	24.3%	17.7%	21.0%
Three months ended June 30, 2020 compared to three months ended June 30, 2019. General and administrative expenses decreased $7.9 million, or 36.8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a $4.3 million decrease in stock-based compensation, which mainly relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer in connection with his departure in the second quarter of 2019, a $2.2 million decrease in employee-related expenses primarily due to a $2.7 million decrease in severance-related costs offset by a $0.5 million increase in other headcount costs, a $1.4 million decrease in legal fees, and a $0.6 million decrease in other professional fees, offset by a $1.1 million increase in bad debt expense driven by an increase in our allowance for doubtful accounts due in part to the impact of COVID-19. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees. For the remainder of 2020, we expect general and administrative expenses to decline year over year as we monitor the impacts of COVID-19 and control costs and expenses to efficiently support our business.
Six months ended June 30, 2020 compared to six months ended June 30, 2019 General and administrative expenses decreased $10.7 million, or 29.2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to a $4.8 million decrease in legal fees, primarily as a result of a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees, a $4.8 million decrease in stock-based compensation, which primarily relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer in connection with his departure in 2019, a $1.9 million decrease in employee-related expenses primarily due to a $2.7 million decrease in severance-related costs offset by a $0.8 million increase in other headcount costs, and a $1.1 million decrease in other professional fees, offset by a $3.0 million increase in bad debt expense driven by an increase in our allowance for doubtful accounts due in part to the impact of COVID-19.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization expenses	$6,425	$6,767	$12,696	$13,182
Three months ended June 30, 2020 compared to three months ended June 30, 2019. Depreciation and amortization expenses decreased $0.3 million, or 5.1%, for the three months ended June 30, 2020 as compared to the three months ended

June 30, 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Depreciation and amortization expenses decreased $0.5 million, or 3.7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Goodwill Impairment
For the six months ended June 30, 2020, we recognized a non-cash goodwill impairment charge in the amount of $10.2 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at March 31, 2020. For further details, see Note 4 to our condensed consolidated financial statements included herein.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
	(in thousands)
Provision for (benefit from) income taxes	$109	$69	$(327)	$170

For the three months ended June 30, 2020 and 2019, our provision for income taxes primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the six months ended June 30, 2020 arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities. Our provision for income taxes for the six months ended June 30, 2019 primarily reflects a tax expense associated with the amortization of tax deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $173.1 million.
We have incurred cumulative losses of $454.0 million from our operations through June 30, 2020, and expect to incur additional losses in the future. We are continuously monitoring our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at June 30, 2020. The amount available under the amended credit facility at June 30, 2020 was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$1,689	$7,224
Net cash used in investing activities	(6,294)	(28,579)
Net cash (used in) provided by financing activities	(3,843)	1,792
Net decrease in cash and cash equivalents	$(8,448)	$(19,563)
Operating Activities
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the six months ended June 30, 2020 was $1.7 million. This was primarily due to our net loss of $21.9 million, adjusted for non-cash items, including goodwill impairment of $10.2 million, depreciation and amortization expense of $12.7 million, stock-based compensation expense of $12.6 million, amortization of lease right-of-use assets of $3.0 million, loss from equity method investment of $0.9 million, deferred income taxes of $0.4 million, increase in fair value of contingent consideration liability of $0.1 million and bad debt expense of $3.5 million, and a decrease of $19.1 million related to changes in operating assets and liabilities.
The $19.1 million decrease related to changes in operating assets and liabilities primarily reflected a decrease in accounts payable of $11.3 million and a decrease in accrued expenses and other current liabilities of $8.5 million, both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $3.7 million, an increase in prepaid expenses of $1.1 million, and an increase in accounts receivable of $0.1 million. These uses of cash were partially offset by an increase in accrued employee expenses of $4.4 million, primarily due to accrued severance-related costs, a decrease in other current assets of $0.3 million mainly due to a decrease in contract assets, and an increase of $0.9 million in other liabilities.

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
The $3.2 million increase related to changes in operating assets and liabilities primarily reflected an increase in accrued expenses and other current liabilities of $39.0 million primarily related to a legal settlement of approximately $28.3 million that was covered by applicable directors’ and officers’ liability insurance and an increase in accrued employee expenses of $5.9 million primarily related to severance. These sources of cash were partially offset by an increase in other current assets of $29.7 million related to a $28.3 million insurance receivable associated with the aforementioned legal settlement that was covered by liability insurance, a decrease in accounts payable of $5.8 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $3.1 million, and an increase in prepaid expenses of $2.5 million primarily related to software expenses and hosting fees.
Investing Activities
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $6.3 million for the six months ended June 30, 2020 resulted primarily from $5.6 million of investments in software and $0.6 million of investments in computer hardware.
Cash used in investing activities of $28.6 million for the six months ended June 30, 2019 resulted primarily from a $23.2 million equity method investment as well as $5.1 million of investments in software and $0.3 million of investments in computer hardware.
Financing Activities
Cash used in financing activities of $3.8 million for the six months ended June 30, 2020 primarily represents the portion of the payment associated with an acquisition date fair value of a contingent consideration of $2.3 million related to our 2018 acquisition of DealerScience. Cash used in financing activities also includes taxes paid of $1.6 million for the net share settlement of certain equity awards.
Cash provided by financing activities of $1.8 million for the six months ended June 30, 2019 reflects $2.8 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $1.0 million.

Contractual Obligations and Known Future Cash Requirements
        There were no significant changes to our contractual obligations and known future cash requirements for the six months ended June 30, 2020.
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
Goodwill
We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, our stock price experienced high volatility, causing a decline in our enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with our announcement that we had entered into a short-term agreement to extend our partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, we concluded a triggering event had occurred. In light of these two factors, we performed an interim impairment test as of March 31, 2020, in which we estimated the fair value of our single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. We have previously used an implied market value approach. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, we determined that a DCF model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, we concluded that the carrying value of our reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.
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
Interest Rate Risk
We had cash and cash equivalents of $173.1 million at June 30, 2020, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of June 30, 2020, we had no borrowings under the credit facility.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In late 2019, a novel strain of the coronavirus surfaced and quickly began to spread across the globe. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. Beginning in January 2020 and accelerating throughout the first quarter, governments around the world began taking extraordinary and unprecedented measures to slow the spread of the virus. These measures have included, among other things, orders requiring so-called “non-essential” businesses to close and individuals to “shelter at home.” Even where not required by applicable governmental authorities, individuals and organizations have voluntarily canceled and scaled down social and commercial activities to protect themselves and their members from infection.
These responses to the pandemic have caused unparalleled damage to the global economy and have negatively affected, and continue to negatively affect, our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, a number of states and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the rapidly increasing number of consumers who are unemployed, as well as the decrease in consumers’ willingness to make discretionary trips outside of the home, decreased the demand for cars.
Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second quarter of 2020, for example, our units declined by approximately 24% over the same period in 2019. This has had a number of negative effects. First, the reduction in units directly translates into lowered revenue from our pay-per-sale dealers. Second, we have taken costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale dealers (which generally reduces our fees from the prenegotiated subscription rate during pandemic conditions), and substantially lowering the subscription rates on our invoices for other subscription dealers during the second quarter. Third, the nationwide decline in car sales has caused many dealers to suspend or cancel their participation in our network. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them in these difficult times has caused a material reduction in our ability to collect accounts receivable in a timely manner that could persist for the duration of the pandemic.
Further, although we noticed a marked improvement in our financial and operational metrics in the latter half of the second quarter, as state and local governments eased their pandemic-related restrictions, the apparent resurgence of the pandemic and the associated reinforcement of governmental restrictions at the turn of the quarter could diminish, or even eliminate, the benefits of this improvement.
We have taken steps to protect the viability of our business in these difficult times, including by launching a “buy from home” program to promote our dealers who adhere to certain criteria and implementing wide-ranging cost-saving measures. For example, we carried out a restructuring that reduced our workforce by over 30%, imposed a moratorium on promotions, raises and hiring, canceled much of our discretionary marketing spending and otherwise limited our discretionary spending across our business. Each of these cost-saving measures has disrupted, and may continue to disrupt, our business and operations. We cannot assure you that they will be sufficient to preserve our business if the pandemic and aggressive governmental measures to combat its spread continue, nor that we will not be required to take additional, potentially disruptive steps in the future.

The coronavirus pandemic could result in long-lasting changes to consumer and dealer behavior and the macroeconomic environment that persist even after its conclusion, and any of those changes could harm our business.
Considerable uncertainty surrounds the governmental, economic and societal conditions that will prevail when the coronavirus pandemic abates. We cannot predict or prepare for every eventuality, and our business could suffer if consumer or dealer behavior or the macroeconomic environment do not return to pre-pandemic conditions. For example, if the economy remains weak and consumer demand for cars remains low after the pandemic, our revenues and results of operations would remain negatively affected. Further, if dealers continue to demand the lower third-party marketing expenses that currently prevail during the pandemic, we could have difficulty raising our revenue per dealer to earlier levels and our revenues and results of operations would similarly be negatively affected. Likewise, if dealers who suspended or canceled their participation in our network during the pandemic do not to return to the network afterward, our business would be negatively affected.
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully support and expand our “buy from home” program with participating dealers or similar programs, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to populate our TrueCar Curve and used-car inventory count, either of which could negatively affect our business.
Financial hardship arising from the coronavirus pandemic has resulted in many of our dealers canceling or suspending their participation in our network. As the pandemic continues to cause disruption, additional dealers may cancel or suspend their participation in our network. As discussed in more detail under the risk factor below: “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results would suffer,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, or other aspects of our user experience, to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.
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
We have transitioned all of our employees to work-from-home status for the duration of the coronavirus pandemic, which could increase our cybersecurity risk.
In mid-March 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the recommendations of relevant governmental authorities, which could pose unknown risks. For example, remote working carries potential cybersecurity risks. These risks include the heightened potential for hacking and other security beaches of telecommunications services in light of the increased use of those services, including services provided by Zoom Video Communications, Inc., which is our principal video conferencing provider. Further, greater reliance on remote communication methods and the inability to communicate in person with our information technology professionals could increase the incidence, or likelihood of success, of phishing attacks and other related cybersecurity incidents. If these or any other risks associated with remote working come to pass, our business would be negatively affected.
The coronavirus pandemic has disrupted our marketing strategy in a number of ways, and if we are unable to mitigate the effects of this disruption, our business would be harmed.

Our inability to predict the extent or duration of the pandemic or what the world will look like upon its conclusion heightens the difficulty inherent in planning long-term marketing campaigns. Similarly, we cannot predict whether, and if so, how, the ideal mix of marketing channels will change during and after the pandemic. For example, if we shift too much television spend toward social-media spend, our brand awareness and organic traffic could be negatively affected. We have also experienced increased consumer sensitivity to our marketing, including criticism that we should not encourage or facilitate the purchase of cars during the pandemic. If our marketing does not strike the right tone and consumers perceive it as insensitive or opportunistic, our brand could likewise suffer.

Similarly, the coronavirus pandemic’s disruptions interfere with our short-term marketing by eliminating the usefulness of our historical data in accurately forecasting dealers’ ability to support the demand that we can drive through paid channels. We cannot predict what regions and states will be more or less affected by the disruptions caused by the pandemic, and at what times, and the resulting volatility in our close rate hampers the efficiency of our marketing campaigns. This disrupts our business, particularly as it relates to our dealers on pay-per-sale billing arrangements, most noticeably in states where we only offer pay-per-sale billing arrangements.

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
Finally, increased budget deficits resulting from the emergency legislation or from reduced tax receipts caused by the pandemic-related reduction in economic activity have resulted in higher taxes (or the elimination of tax benefits) that negatively affect our business, and we cannot be sure that additional such taxes will not be passed. For example, California’s 2020-21 state budget included a provision that disallows net operating loss deductions for the years 2020 through 2022; if the Divestiture closes, we expect this legislation to increase our state taxes on the resulting gains. Additional taxes or other adverse legislative or regulatory developments could negatively affect our business and results of operations.
Given the unprecedented nature of the coronavirus pandemic and the extraordinary uncertainty that it occasions, we have had difficulty and may continue to have difficulty forecasting our operational and financial performance, which could negatively affect our business.
As noted earlier in this “Risk Factors” section, the coronavirus pandemic is unparalleled in modern history and has occasioned considerable uncertainty. Neither the pandemic, nor the governmental, societal and individual responses thereto, have any precedents to guide our expectations and forecasts about their future course. As a result, we have had, and expect during the duration of the pandemic, if not longer, to continue to have, increased difficulty in forecasting our operational and financial performance and the effect of macroeconomic conditions on our business. For example, in March 2020, we withdrew our full-year 2020 financial guidance as a result of this uncertainty. In addition to heightening the uncertainty surrounding any financial guidance that we do provide, this increased difficulty forecasting could also negatively affect our ability to prioritize and execute operational and strategic initiatives, plan appropriately for the financial and operational needs of our business and participate in financial or strategic transactions. Any of these factors could negatively affect our business.

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
Further, in 2019, approximately 34% of our unit volume was subject to pay-per-sale billing arrangements, with the remaining units being subject to subscription billing arrangements. If the number of TrueCar Certified Dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model, the growth of our business could become more dependent on our ability to increase dealer subscription rates, as rising unit volumes at dealers on subscription billing arrangements do not automatically result in higher revenues. If we are unable to convince subscription-based dealers of our value proposition, we could be unable to increase dealer subscription rates even if our unit volume increases, which could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. For example, the automatic discounts that we provided most of our subscription dealers during the second quarter of 2020 as a result of the coronavirus pandemic exceeded the average decline in units during that period. This resulted in a materially lower monetization from those dealers. If those dealers come to expect that lower monetization level to continue, we would experience the negative effects described earlier in this paragraph.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2020 our franchise dealer count was 11,267.
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

•compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform, including the requirement that they honor the prices they quote to our users;

•our access to a sufficient amount of data to enable us to provide relevant vehicle and pricing information to consumers, including data provided by TrueCar Certified Dealers through our systems; and

•our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA is likely to materially decrease our lead quantity and could adversely affect our aggregate lead quality. During the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and we continue to experience a material decline in lead quality, but we cannot predict how the continued progress of the coronavirus pandemic will continue to affect our lead quantity and quality. Negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
The wind-down and termination of our partnership with the United Services Automobile Association, or USAA, is likely to adversely affect our business.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all of our units during that period, were matched to users of the car-buying site we maintained for USAA (before responsibility for the partnership was transferred from USAA to its banking subsidiary, USAA Federal Savings Bank, or USAA FSB, in February 2020). As such, the number of units purchased using the USAA car-buying site has a significant influence on our operating results. We define units as the number of cars purchased from TrueCar Certified Dealers that are matched to users of the TrueCar website and our branded mobile applications or the car-buying sites we maintain for our affinity group marketing partners. USAA is also a large stockholder, and as of June 30, 2020, USAA beneficially owned 9,042,992 shares, which represented 8.3% of our outstanding common stock.

Our affinity group marketing agreement with USAA reached the end of its term on February 13, 2020, and in February 2020, USAA notified us that it intended to end our affinity partnership. Effective February 14, 2020, we entered into a transition services agreement with USAA pursuant to which it will continue offering its members an auto-buying program through September 30, 2020, after which there will be a 120-day wind-down period to permit us to continue to serve USAA members who already began the car-buying process through USAA FSB’s auto-buying program up to then. Although the transition services agreement does not increase the revenue share amounts that we pay USAA FSB, and requires USAA FSB to pay us an aggregate transition services fee of $20 million, the termination of our affinity partnership with USAA FSB is likely to have a material adverse effect on our business, revenue, operating results and prospects. Additionally, USAA FSB has terminated all paid advertising of its auto-buying program, which has negatively affected the traffic to our USAA channel, and recently implemented site changes that make it clearer to most of its members who interact with its auto-buying program that they are interacting with a third-party website operated by us. Those changes, and any future changes before or during the wind-down period, could further adversely affect the volume of user traffic we receive from USAA FSB.

The transition services agreement gives us a seven and one-half month period to continue operating the auto-buying program for USAA FSB. We cannot assure you that we will be able to wind down our partnership with USAA FSB during this period in a manner that minimizes disruption to our business and to our users. Further, we could be unable to effectively mitigate the long-term negative financial effect of the termination of that partnership. Additionally, while USAA FSB is required to use commercially reasonable efforts to support its auto-buying program in a manner materially consistent with the manner in which it did so before the transition, this obligation is subject to the parties’ wind-down negotiations and to USAA’s ability to determine that those efforts violate laws applicable to it or are contrary to instructions from its regulators. Changes in how USAA FSB supports our platform, subvenes its members’ borrowing costs, mitigates banking or insurance regulatory risk or modifies its auto-buying site and its user experience could reduce the volume of user traffic we receive from USAA FSB and the close rate of that traffic. USAA FSB has also informed us that it intends shortly to implement a banner notification on the car-buying site to inform its members of the impending termination of the program, which could accelerate the reduction in our user traffic from this channel.

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
In the second quarter of 2020, we began to allow our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that this change will be beneficial to both consumers and dealers, but we cannot assure you that consumers and dealers will perceive this to be the case. For the reasons discussed earlier in this “Risk Factors” section, if dealers perceive text-message connections to be less valuable, or if the introduction of this new option results in dealers selling fewer cars to our users, our business, results of operations and cash flows could be negatively affected.
Additionally, we use a third-party vendor to facilitate text message communications between our users and dealers, and we have access to those communications. If we, or our third-party vendor, is perceived to violate our dealers’ or users’ privacy in connection with those communications, or any law or regulation that applies to those communications, our reputation and business could be harmed. For more information on this type of risk, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
We have experienced significant turnover in our top executives, and are currently searching for candidates for new executive positions. Our business could be adversely affected by these and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer sales and service, and in the first quarter of 2020, after nine months of service as in an interim capacity, the Board appointed Michael Darrow as our chief executive officer. Additionally, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we are searching for a new chief operating officer and chief consumer officer. As a result of the turnover and open positions, our remaining management team took on, and continues to take on, increased responsibilities, which could divert attention from key business areas, and certain management roles remain vacant.
Management transition is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions, and the time and attention from the board and management needed to fill the vacant roles and train new hires could disrupt our business. If we are unable to successfully identify and attract adequate candidates for vacancies in our management roles in a timely manner, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we are seeking. The search for candidates for these positions has resulted, and may continue to result, in significant recruiting and relocation costs, and we can give no assurances concerning the timing or outcome of our search for these replacements.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense and we face significant competition in hiring and retaining them and difficulties in attracting them to move to the Los Angeles area, where our headquarters are located and the cost of living is high. In addition, we expect to face increasing competition for talented individuals with automotive or technology experience within Southern California as the “Silicon Beach” area of Los Angeles County continues to develop. Moreover, we recently conducted a reduction in force that could adversely affect employee morale, retention and recruiting efforts. We are also limited in our ability to recruit internationally by domestic immigration laws.
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has recently experienced substantial volatility, which has negatively affected the value of our stock-based incentive awards and may impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we have reduced executive base salaries and deferred employee bonuses, raises and promotions, and we may be required to take additional actions to reduce headcount cost before the pandemic abates. If we are not able to mitigate the impact of these adverse effects on our compensation program, or if our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our growth in prior years may not be indicative of our future growth.
Our revenue grew from $38.1 million in 2010 to $353.9 million in 2019. However, our rate of revenue growth declined from 2017 to 2018 and, in light of the effects of the coronavirus pandemic and the winding down of our partnership with USAA, is likely in the near future to continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
•expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;
•increase the number of transactions between our users and TrueCar Certified Dealers;
•increase dealer subscription rates, and manage dealer churn;
•grow the revenue we derive from car manufacturer incentive programs;
•increase the number of consumers using, and dealers subscribing to, our Retail Solutions packages, which combine our Trade and Payments solutions;
•maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners, and to replace the units generated by our expiring partnership with USAA FSB;
•increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar-branded mobile applications, including by improving our search-engine optimization;
•enhance our consumer experience and increase our close rates and the rate at which site visitors prospect with a TrueCar Certified Dealer;
•improve the quality of our existing products and services, and introduce high-quality new products and services; and

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
We may be unable to maintain or grow relationships with data providers or may experience interruptions in the data feeds they provide, which could limit the information that we are able to provide to our users and dealers as well as the timeliness of the information, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers.
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

We have not been profitable since inception. We had an accumulated deficit of $454.0 million at June 30, 2020 and we experienced a net loss of $21.9 million in the six months ended June 30, 2020. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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
Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units, and we cannot be sure how long this decrease in monetization will continue. For more information on the impact of the coronavirus pandemic on our business, refer to the risk factor above: “The coronavirus pandemic and governments’, organizations and individuals’ responses to it have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict the amount of time that it will take for the pandemic to run its course or the extent to which our business will be disrupted before it does.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.
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

In the six months ended June 30, 2020 and 2019, respectively, we derived approximately 5.7% and 4.8% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, low vehicle inventories attributable to the coronavirus pandemic could reduce manufacturers’ reliance on incentives, which in turn could reduce their interest in partnering with us on incentives. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
If we are not successful in increasing the number of dealers subscribing to one of our Retail Solutions product packages, providing a compelling value proposition to consumers using those products or integrating the products into our consumer experience, our business and prospects could be adversely affected.
We believe that our Retail Solutions packages are a vital element of our effort to build out an end-to-end consumer experience. These packages combine our Trade and Payments solutions.
We provide the Payments solution by leveraging the digital retailing technology of our DealerScience subsidiary, and we provide the Trade solution pursuant to a 10-year commercial partnership with Accu-Trade that we entered into in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the Retail Solutions packages into which it is bundled and our business and prospects, could be adversely affected. For example, as a result of the closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade has in the past temporarily stopped guaranteeing its vehicle valuations, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that it will not do so again.
Our Retail Solutions packages and the products bundled therein are relatively new offerings. If we are not able to increase the number of dealers who offer these solutions, provide a compelling value proposition to consumers who use the solutions or integrate them into our consumer experience, that failure would negatively impact our business, revenue, operating results and prospects.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
We believe that the TrueCar website and our TrueCar-branded mobile applications are an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. Although we have temporarily paused our television and radio marketing due to the coronavirus pandemic, we typically advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our rebranding initiative. For more information on this initiative, see the risk factor below: “If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $80.1 million and $115.0 million on sales and marketing during the six months ended June 30, 2020 and 2019, respectively.

Our business model relies on our ability to decrease incremental user acquisition costs with growth. Our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, our growth, results of operations and financial condition could be materially adversely affected.
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
Moreover, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. For example, USAA is a large diversified financial services group of companies serving the United States military community with hundreds of highly competitive product and service offerings. Changes in how it promotes and markets the car-buying site we maintain for it can affect, and have from time to time in the past affected, the volume of purchases generated by USAA members. For example, in the past USAA adjusted the location and prominence of the links to our platform on its web pages, which we believe adversely affected the volume of traffic to our platform, and USAA recently discontinued paid advertising of our platform, which adversely affected the volume of traffic to the platform. Should one or more of our affinity group marketing partners decide to deemphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results will be harmed.
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
State Insurance Regulatory Laws
The advertising and sale of automobile insurance is highly regulated by the states in which we do business. Although we do not sell insurance, certain of our affinity partners may sell insurance to the public in general, and to our users in particular. Further, we may from time to time enter into arrangements with other partners pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that state regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.
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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors and the underwriters for our secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time, and on November 5, 2018, we filed a motion to dismiss the amended complaint, which the court denied on February 5, 2019. On May 9, 2019, the court granted the lead plaintiff’s motion for class certification. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which will be paid by our directors’ and officers’ liability insurance. On October 15, 2019, the court granted preliminary approval of the proposed settlement, and on January 27, 2020, the court issued a minute order granting final approval to the settlement. The court entered the final judgment and order of dismissal on May 26, 2020. As a result, the Milbeck Federal Securities Litigation is currently resolved and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Trademark Litigation
In April 2020, we were named as a defendant in a lawsuit filed by Six Star, Inc. in the U.S. District Court for the Middle District of Florida. The complaint alleges that our new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•online automobile retailers such as Carvana, Vroom and Shift Technologies;
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
The closing of the divestiture of our ALG subsidiary, which we refer to as the Divestiture, is subject to a number of conditions, including the receipt of approvals from various governmental entities, which may not approve the Divestiture, may delay the approvals for, or may impose conditions or restrictions on, jeopardize or delay completion of, the Divestiture, and if these conditions are not satisfied or waived, the Divestiture will not be completed.

The completion of the Divestiture is subject to a number of conditions, including, among others, obtaining certain governmental approvals, including the expiration or termination of applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of any legal requirements imposed by a court or other governmental entity preventing the completion of the Divestiture. We can give no assurance that these approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on ALG’s and J.D. Power’s businesses, operations or assets. Such required actions, conditions, limitations and restrictions could jeopardize or delay completion of the Divestiture or allow J.D. Power to terminate the definitive purchase agreement providing for the Divestiture, which we refer to as the Purchase Agreement, which could adversely affect our business, financial condition and cash flow. If the Divestiture is not completed by December 28, 2021, or if there is a final and non-appealable order or injunction preventing the consummation of the Divestiture, either we or J.D. Power may terminate the Purchase Agreement. The Purchase Agreement may also be terminated if either party has breached any of its provisions in a manner that has caused certain other conditions to closing not to be satisfied, and we and J.D. Power may also mutually decide to terminate the Purchase Agreement.

Failure to complete the Divestiture could negatively impact us and our business, prospects, financial condition, cash flow or results of operations.

If the Divestiture is not completed for any reason, we may be subject to a number of material risks. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the Divestiture will be completed. In addition, substantial resources have been diverted and will continue to be diverted toward the completion of the Divestiture, for which we will have received little or no benefit if the Divestiture does not close. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction and transition costs in connection with the Divestiture. We must pay these costs whether or not the Divestiture is completed, and they could adversely affect our financial condition and results of operations. Furthermore, we may experience negative reactions from our stockholders, partners, employees, suppliers, dealers and others who deal with us, and the failure to consummate the Divestiture could result in negative publicity and a negative impression of us in the investment community, any of which could have an adverse effect on our business, prospects, financial condition, cash flow and results of operations.
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
Our failure to address these risks or other problems encountered in connection with our past or future transactions could cause us to fail to realize the anticipated benefits of those transactions, cause us to incur unanticipated liabilities and harm our business generally. Future transactions could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or amortization expenses; or the write-off of goodwill, any of which could harm our financial condition, and the anticipated benefits of any transaction may not materialize.

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
We also purchase car-related keywords by anticipating what words and terms consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition than we do. We have in the past experienced increased competition for paid advertisements. Before the general decline in the cost of advertising caused by the coronavirus pandemic and its effects, this competition increased the cost of paid Internet search advertising and as a result our marketing and advertising expenses and may do so again when the effects of the pandemic fade. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. The FCC has not yet taken formal action in response to the court’s remand. As a result, considerable uncertainty currently complicates this area of the law. Additionally, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
As we introduce new offerings, such as our Retail Solutions packages and our TrueCar Reach and Sponsored Listings products, or enhance existing products and services on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.
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
We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in the first quarter of 2020, we introduced a new consumer experience that allows our users more control over the dealers to which their contact information is provided and the specific information so provided. Although we believe that this experience will ultimately improve our product and yield long-term financial benefits, in the short term it could result in less revenue as our traditional product monetizes fewer users, and it could ultimately be unsuccessful. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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
Further, in 2018, tariffs were imposed on certain imports of steel and aluminum into the United States. These tariffs increased the cost of manufacturing automobiles in the United States. Substantial tariffs have also been proposed on the importation into the United States of European automobiles, which represent a material portion of the new vehicles sold in the United States, and automobile parts from China. Each of these policies could materially increase the cost to U.S. consumers of new automobiles and thereby decrease the number of new vehicle sales in the United States, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles.
In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks and other fundamental changes in the automotive industry and transportation technology and infrastructure could have a substantial impact on consumer demand for the purchase or lease of automobiles. Moreover, if a broader nationwide shift toward work-from-home arrangements occurs as an aftereffect of the coronavirus pandemic, consumer demand for cars could decrease. If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.
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
If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results would suffer.
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
Numerous jurisdictions are currently considering, or have enacted, data protection legislation. For example, California recently enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, the California Department of Justice, which we refer to as the California DOJ, published final regulations to implement the California Privacy Act on June 2, 2020. The California Privacy Act provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters on November 3, 2020 will consider Proposition 24, which would amend the California Privacy Act to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the California Privacy Act. The California Privacy Act has increased our compliance costs and potential liability, and the California DOJ’s new regulations and Proposition 24, if passed, may further increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the California Privacy Act and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
Legislation similar to the California Privacy Act has also passed in other states. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.
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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past and may in the future experience interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. To the extent that our consumer base and the number of TrueCar Certified Dealers grow, we would need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy consumers’ and dealers’ needs. It is possible that we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
Any errors, defects, disruptions or other performance or reliability problems with our network operations, or with the services we receive from third-party network infrastructure providers, could cause interruptions in access to our products and could harm our reputation, business, operating results and financial condition.
We rely on Amazon Web Services for the majority of our computing, storage, bandwidth and other services. Any disruption of or interference with our use of Amazon Web Services would negatively affect our operations and seriously harm our business.
Amazon provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service, and we currently run most of our computing on Amazon Web Services.
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
If our users or partners are not able to access our products and services through Amazon Web Services or encounter difficulties in doing so, we may lose customers, dealers, partners and revenue. The level of service provided by Amazon Web Services or similar providers may also impact our customers’, dealers’ and partners’ usage of our products and services and satisfaction with us. If Amazon Web Services or similar providers experience interruptions in service regularly or for a prolonged period of time, or other similar issues, our business would be seriously harmed. Hosting costs also have increased in the past and may continue to increase to the extent that our user base and user engagement grow and may seriously harm our business if we are unable to grow our revenues faster than the cost of using the services of Amazon or similar providers.

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
We are occasionally party to intellectual property disputes, which can be costly and could harm our business and operating results.
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in April 2020, a Florida dealer sued us claiming that our new “BUY SMARTER DRIVE HAPPIER” tagline, which is featured in the majority of our marketing materials, infringed its “BUY SMART BE HAPPY” trademark. If this litigation is decided adversely to us, we could be required to change our tagline and replace the marketing materials in which it is featured, which would be costly and could damage our brand. For more information on this litigation, refer to the risk factor above: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” Moreover, as discussed in greater detail under the risk factor above: “Failure to adequately protect our intellectual property could harm our business and operating results,” from time to time, we take legal action to protect our own intellectual property.
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
As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and other laws and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, changing rules and regulations may increase our legal, accounting and financial compliance costs and make some activities more time consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.
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
At June 30, 2020, we had goodwill and intangible assets of $63.1 million and $14.2 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the upcoming termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, we recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020.

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
Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. As a result of this ownership change, we estimate that up to $86.8 million and $2.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Similarly, we estimate that up to $0.8 million of our federal research and development credit carryforward may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $18.4 million and would be fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.
Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned prior case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Additionally, in June 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022, which, as noted above, we expect will increase our state taxes on the gains from the Divestiture in the event that it closes. We continue to monitor and evaluate the impact of this and other changes in applicable tax law.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our operating results, business and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in further equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our current revolving credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing that we secure in the future could involve further restrictive covenants which may make it more difficult for us to obtain additional capital and pursue business opportunities. Volatility in the credit markets, including increased volatility due to the economic disruption caused by the coronavirus pandemic, may also have an adverse effect on our ability to obtain debt financing.
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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially own, in the aggregate, approximately 58% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the six months ended June 30, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $4.92 per share. For the fiscal year ended December 31, 2019, the trading price of our common stock fluctuated from a low of $3.01 per share to a high of $10.39 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the automotive industry in particular;
•sales of shares of our common stock by us or our stockholders;
•trading activity in our share repurchase program;
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
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including those precipitated by the coronavirus pandemic, may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of our securities, securities class action lawsuits have often been instituted against us, and we may in the future be subject to these legal actions.
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
At June 30, 2020, approximately 107.9 million shares of our common stock were outstanding. In addition, as of June 30, 2020, there were 10.7 million shares underlying options and 8.6 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 11.0 million shares (including vested options) as of June 30, 2020 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. The analysts who cover us have from time to time in the past changed their recommendation regarding our stock adversely, and provided more favorable relative recommendations about our competitors, which has in the past caused our stock price to decline. Any of these analysts could do so again, which could cause our stock price to decline again. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, for example because we have withdrawn and temporarily ceased providing financial guidance during the coronavirus pandemic, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
We cannot guarantee that our share repurchase program will be fully used or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a share repurchase program that we announced in August 2020, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee that any repurchases will be made under the program, when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1*	Membership Interest Purchase Agreement, dated as of July 31, 2020, by and among J.D. Power, TrueCar, Inc. and ALG, Inc.	8-K	2.1	August 6, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Filed herewith
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

* Certain schedules and similar attachments to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation S-K under the Exchange Act. The registrant agrees to furnish supplementally a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission or its staff upon request.
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

TRUECAR, INC.

Date:	August 7, 2020	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Noel B. Watson
Noel B. Watson
Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)