Form 10-Q
period 2020-09-30
TrueCar, Inc.
filed 2020-11-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 2, 2020, 104,094,114 shares of the registrant’s common stock were outstanding.

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
•our ability to mitigate the long-term financial effect of the termination of our partnership with USAA Federal Savings Bank;
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
•our ability to hire and retain necessary qualified employees, including a new chief financial officer and chief accounting officer;
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
•the extent to which we repurchase our common stock under our share repurchase plan and the effect of these repurchases on long-term stockholder value, the volatility and trading price of our common stock and our cash reserves;
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•The ongoing disruptions and uncertainties caused by the coronavirus pandemic have meaningfully disrupted our business and may continue to do so, including in new and unforeseen ways.
•The termination of our partnership with USAA has adversely affected our business and we may not be able to mitigate its long-term negative financial effects.
•Failure to complete the divestiture of our ALG subsidiary could negatively impact us and our business, prospects, financial condition, cash flow or results of operations.
•We may not be able to grow and optimize the geographic coverage of dealers in our network, and increase the representation of high-volume brands in that network or manage dealer churn and increase dealer subscription rates, which would limit our growth.
•The failure to attract manufacturers to participate in our incentive programs, or to induce them to remain participants in those programs, could reduce our growth or adversely affect our operating results.
•The loss of a significant affinity partner or a significant reduction in units attributable to our affinity partners would reduce our revenue and harm our operating results.
•If car dealers or automobile manufacturers perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.
•We have experienced significant management turnover and are currently searching for a new chief financial officer. An inability to navigate this turnover and attract, retain and integrate new management and other personnel could harm our business.
•Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
•We may not be able to provide a compelling car-buying experience to our users, which could cause the number of transactions between our users and dealers, and therefore our revenues, to decline.
•Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.
•If our lead quality or quantity declines, our unit volume could as well, and dealers could leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.
•We may be unable to maintain or grow relationships with data providers or may experience interruptions in the data feeds they provide, which could limit the information that we are able to provide to our users and dealers as well as the timeliness of the information, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers.
•We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
•The success of our business relies heavily on our marketing and branding efforts and those of our affinity partners, and these efforts may not be successful.
•We are subject to a complex framework of regulations, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.
•We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.
•We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$178,699	$181,534
Accounts receivable, net of allowances of $8,453 and $6,591 at September 30, 2020 and December 31, 2019, respectively (includes related party receivables of $10,013 and $209 at September 30, 2020 and December 31, 2019, respectively)	40,723	38,239
Prepaid expenses	7,197	7,158
Other current assets	5,904	6,033
Current assets of discontinued operations	27,280	6,777
Total current assets	259,803	239,741
Property and equipment, net	23,789	27,781
Operating lease right-of-use assets	31,752	36,064
Goodwill	51,205	59,469
Intangible assets, net	7,200	9,000
Equity method investment	20,433	21,894
Other assets	3,367	3,620
Noncurrent assets of discontinued operations	—	24,118
Total assets	$397,549	$421,687
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $405 and $6,439 at September 30, 2020 and December 31, 2019, respectively)	$13,140	$21,319
Accrued employee expenses	5,117	5,969
Operating lease liabilities, current	4,625	5,875
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $1,299 at September 30, 2020 and December 31, 2019, respectively)	16,196	20,252
Current liabilities of discontinued operations	754	755
Total current liabilities	39,832	54,170
Deferred tax liabilities	442	783
Operating lease liabilities, net of current portion	33,312	37,127
Other liabilities	2,060	2,336
Total liabilities	75,646	94,416
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2020 and December 31, 2019; 106,072,807 and 106,865,830 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	764,276	759,322
Accumulated deficit	(442,384)	(432,062)
Total stockholders’ equity	321,903	327,271
Total liabilities and stockholders’ equity	$397,549	$421,687
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (includes related party revenue of $3,164 and $8,184 for the three and nine months ended September 30, 2020, respectively, and related party contra revenue of $331 and $840 for the three and nine months ended September 30 and 2019, respectively)	$77,247	$85,785	$214,718	$250,162
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $267 and $302 for the three months ended September 30, 2020 and 2019, respectively, and $691 and $725 for the nine months ended September 30, 2020 and 2019, respectively)	4,664	6,982	16,403	21,558
Sales and marketing (includes related party expenses of $0 and $6,279 for the three months ended September 30, 2020 and 2019, respectively, and $1,959 and $17,501 for the nine months ended September 30, 2020 and 2019, respectively)	36,254	57,430	115,366	171,122
Technology and development	10,162	12,782	34,861	43,899
General and administrative	11,315	12,842	36,252	48,938
Depreciation and amortization	5,117	4,951	15,321	15,623
Goodwill impairment	—	—	8,264	—
Total costs and operating expenses	67,512	94,987	226,467	301,140
Income (loss) from operations	9,735	(9,202)	(11,749)	(50,978)
Interest income	13	594	452	2,003
Other income	450	—	450	—
Loss from equity method investment	(571)	(464)	(1,460)	(737)
Income (loss) from continuing operations before income taxes	9,627	(9,072)	(12,307)	(49,712)
Provision for (benefit from) income taxes	38	(263)	(132)	(1,080)
Income (loss) from continuing operations	9,589	(8,809)	(12,175)	(48,632)
Income from discontinued operations, net of taxes	2,000	1,157	1,853	2,555
Net income (loss)	$11,589	$(7,652)	$(10,322)	$(46,077)
Net income (loss) per share, basic
Continuing operations	$0.09	$(0.08)	$(0.11)	$(0.46)
Discontinued operations	$0.02	$0.01	$0.02	$0.02
Net income (loss) per share, diluted
Continuing operations	$0.09	$(0.08)	$(0.11)	$(0.46)
Discontinued operations	$0.02	$0.01	$0.02	$0.02

Weighted average common shares outstanding, basic	107,693	106,239	107,418	105,510
Weighted average common shares outstanding, diluted	110,011	106,239	107,418	105,510

Other comprehensive income (loss):
Comprehensive income (loss)	$11,589	$(7,652)	$(10,322)	$(46,077)
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net loss	—	—	—	(10,669)	(10,669)
Stock-based compensation	—	—	6,559	—	6,559
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	317,803	—	(724)	—	(724)
Balance at March 31, 2020	107,183,633	$11	$765,157	$(442,731)	$322,437
Net loss	—	—	—	(11,242)	(11,242)
Stock-based compensation	—	—	6,855	—	6,855
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	726,367	—	(856)	—	(856)
Balance at June 30, 2020	107,910,000	$11	$771,156	$(453,973)	$317,194
Net income	—	—	—	11,589	11,589
Repurchase of common stock	(2,402,810)	—	(11,677)	—	(11,677)
Stock-based compensation	—	—	6,217	—	6,217
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	565,617	—	(1,420)	—	(1,420)
Balance at September 30, 2020	106,072,807	$11	$764,276	$(442,384)	$321,903

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(14,365)	(14,365)
Stock-based compensation	—	—	9,108	—	9,108
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	781,538	—	2,261	—	2,261
Balance at March 31, 2019	105,119,046	$10	$731,394	$(391,537)	$339,867
Net loss	—	—	—	(24,060)	(24,060)
Stock-based compensation	—	—	16,061	—	16,061
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	776,563	—	(469)	—	(469)
Balance at June 30, 2019	105,895,609	$10	$746,986	$(415,597)	$331,399
Net loss	—	—	—	(7,652)	(7,652)
Stock-based compensation	—	—	7,622	—	7,622
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	596,786	—	(1,391)	—	(1,391)
Balance at September 30, 2019	106,492,395	10	753,217	(423,249)	329,978

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,322)	$(46,077)
Income from discontinued operations, net of taxes	1,853	2,555
Net loss from continuing operations	(12,175)	(48,632)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,321	15,653
Goodwill impairment	8,264	—
Deferred income taxes	(341)	168
Bad debt expense and other reserves	2,805	827
Stock-based compensation	17,632	30,260
Increase in the fair value of contingent consideration liability	151	225
Amortization of lease right-of-use assets	4,312	4,437
Loss from equity method investment	1,460	737
Write-off and loss on disposal of fixed assets	39	1,109
Changes in operating assets and liabilities:
Accounts receivable	(5,289)	4,162
Prepaid expenses and other assets	774	(30,553)
Accounts payable	(8,189)	(4,763)
Accrued employee expenses	(851)	1,740
Operating lease liabilities	(5,065)	(5,125)
Accrued expenses and other liabilities	(4,599)	32,500
Other liabilities	1,823	(352)
Net cash provided by operating activities - continuing operations	16,072	2,393
Net cash provided by operating activities - discontinued operations	7,622	4,858
Net cash provided by operating activities	23,694	7,251
Cash flows from investing activities
Purchase of property and equipment	(8,020)	(7,359)
Cash paid for equity method investment	—	(23,174)
Net cash used in investing activities - continuing operations	(8,020)	(30,533)
Net cash used in investing activities - discontinued operations	(1,138)	(791)
Net cash used in investing activities	(9,158)	(31,324)
Cash flows from financing activities
Payment of contingent consideration liability	(2,263)	—
Proceeds from exercise of common stock options	84	2,857
Taxes paid related to net share settlement of equity awards	(3,084)	(2,449)
Payments for the repurchase of common stock	(12,108)	—
Net cash (used in) provided by financing activities	(17,371)	408
Net decrease in cash and cash equivalents	(2,835)	(23,665)
Cash and cash equivalents at beginning of period	181,534	196,128
Cash and cash equivalents at end of period	$178,699	$172,463
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$992	$1,304
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	392	308
Capitalized asset retirement costs included in property and equipment	498	—

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
ALG provides forecasts, consulting, and other services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. ALG also obtains automobile purchase data from a variety of sources and uses this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information. In July 2020, the Company entered into a definitive agreement to sell its 100% interest in ALG to J.D. Power, a Delaware corporation (“J.D. Power”). Refer to Note 3 for further discussion of this planned divestiture.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. As a result of the planned ALG divestiture as discussed in Note 3, the ALG business met the criteria to be reported as discontinued operations. Therefore, the Company is reporting the historical results of ALG, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all period presented herein. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect continuing operations only.
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
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and forecasts, consulting and other revenue (Note 13). All of the Company’s principal operations, decision-making functions and assets are located in the United States.

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

Under the new guidance, the Company considers the need to adjust historical information to reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The primary current and future economic indicators that the Company uses to develop its current estimate of expected credit losses include the current and forecast U.S. Gross Domestic Product (GDP).

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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Allowances, at beginning of period	$10,304	$6,591
Charged as a reduction of revenue	1,581	6,939
(Reduction of) charged to bad debt expense in general and administrative expenses	(680)	2,805
Write-offs, net of recoveries	(2,752)	(7,882)
Allowances, at end of period	$8,453	$8,453
For the nine months ended September 30, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside cost basis differences. The standard is effective for annual periods beginning after December 15, 2020, including interim reporting periods within those annual periods. The Company early adopted this standard effective January 1, 2020. As a result of the adoption, the exception to the intraperiod tax allocation rules due to a loss from continuing operations and income or a gain from discontinued operation was eliminated and the Company followed the general intraperiod allocation to determine total tax expense. See Note 10 for further details.
In August 2018, the FASB issued new guidance that modifies the disclosure requirements in fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued new guidance that aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements

3.    Discontinued Operations
In July 2020, as part of the Company’s overall strategy to focus on its core business, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell its 100% interest (the “Transaction”) in ALG to J.D. Power. The Purchase Agreement provides for J.D. Power to pay the Company (i) $112.5 million in cash consideration at the closing of the Transaction, subject to certain customary post-closing adjustments, (ii) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (iii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Transaction is expected to close by the end of 2020. This divestiture represents a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities have been reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets included herein.
The following table presents the balance sheet information for assets and liabilities of discontinued operations as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets
Current assets
Accounts receivable, net of allowances	$6,635	$6,649
Prepaid expenses and other current assets	82	128
Total current assets of discontinued operations	6,717	6,777
Property and equipment, net	2,593	2,016
Goodwill	11,919	13,842
Intangible assets, net	6,051	8,260
Total noncurrent assets of discontinued operations	20,563	24,118
Total assets of discontinued operations (1)	$27,280	$30,895
Liabilities
Current liabilities
Accounts payable	$34	$17
Accrued expenses and other current liabilities	720	738
Total current liabilities of discontinued operations (1)	$754	$755

(1)    The total assets and liabilities of discontinued operations are classified in current assets and current liabilities, respectively, in the Company’s condensed consolidated balance sheet as of September 30, 2020, as its planned divestiture of the discontinued operation is expected to occur within twelve months of that date.

The following table presents the detail of “Income from discontinued operations, net of taxes” within the Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$5,221	$4,770	$13,961	$14,050
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	1,379	1,409	3,720	4,101
Sales and marketing	304	531	1,243	1,810
Technology and development	373	245	993	827
General and administrative	725	176	1,620	566
Depreciation and amortization	418	1,194	2,910	3,704
Goodwill impairment	—	—	1,923	—
Total costs and operating expenses	3,199	3,555	12,409	11,008
Income from operations	2,022	1,215	1,552	3,042
Interest income	3	261	169	819
Income from discontinued operations before income taxes	2,025	1,476	1,721	3,861
Provision for (benefit from) income taxes	25	319	(132)	1,306
Income from discontinued operations, net of taxes	$2,000	$1,157	$1,853	$2,555

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2020				At December 31, 2019
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$167,658	$—	$—	$167,658	$174,429	$—	$—	$174,429
Total assets	$167,658	$—	$—	$167,658	$174,429	$—	$—	$174,429

Liabilities:
Contingent consideration, current	$—	$—	$2,428	$2,428	$—	$—	$2,441	$2,441
Contingent consideration, non-current	—	—	—	—	—	—	2,336	2,336
Total liabilities	$—	$—	$2,428	$2,428	$—	$—	$4,777	$4,777
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value, beginning of period	$2,398	$4,627	$4,777	$4,477
Cash payments	—	—	(2,500)	—
Additions and changes in fair value	30	75	151	225
Fair value, end of period	$2,428	$4,702	$2,428	$4,702

The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of Level 3 financial liabilities used to measure the contingent consideration liability at September 30, 2020:

Valuation Technique	Unobservable Input	Value
Discounted cash flow	Probability of achievement	98.9%
	Discount rate	4.9%
5.    Goodwill
The following table summarizes the changes in goodwill for the nine months ended September 30, 2020 (in thousands):

Goodwill
Balance at December 31, 2019	$59,469
Impairment	(8,264)
Balance at September 30, 2020	$51,205

The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, the Company’s stock price experienced high volatility, causing a decline in its enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these two factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”)

analysis. The Company has previously used an implied market value approach. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020, of which $1.9 million was included in discontinued operations. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

6.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment, software, and internally developed software	$64,411	$55,844
Furniture and fixtures	4,719	4,927
Leasehold improvements	16,059	15,839
	85,189	76,610
Less: Accumulated depreciation	(61,400)	(48,829)
Total property and equipment, net	$23,789	$27,781
Included in the table above are property and equipment of $0.9 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.5 million and $4.4 million for the three months ended September 30, 2020 and 2019, respectively. Total depreciation and amortization expense of property and equipment was $13.5 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Amortization of internal use capitalized software development costs was $3.3 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively. Amortization of internal use capitalized software development costs was $9.6 million and $9.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At September 30, 2020, the Company was in compliance with the Credit Facility’s financial covenants.
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
At September 30, 2020, the Company had no outstanding amounts under the Credit Facility and the amount available was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million.

8.    Commitments and Contingencies
Reorganization
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $8.3 million in the second quarter of 2020 in connection with the Restructuring Plan. Of the total, the Company recorded $0.6 million in cost of revenue, $5.3 million in sales and marketing, $1.6 million in technology and development and $0.8 million in general and administrative expenses within the Company’s condensed consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2020. Included in discontinued operations are restructuring costs of $0.2 million for the nine months ended September 30, 2020. The majority of the restructuring costs liability was paid during the three months ended September 30, 2020 with the remainder to be paid by early 2021. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the restructuring costs liability for the nine months ended September 30, 2020 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2019	$28
Expense (Continuing and Discontinued Operations)	8,514
Cash Payments	(7,481)
Accrual at September 30, 2020	$1,061
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
California Derivative Litigation
    On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. On October 20, 2020, the court granted the parties’ stipulated motion to dismiss the appeal. As a result, the California Derivative Litigation is now resolved. The Company has not recorded an accrual related to this matter as of September 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs seek an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. The Company has not recorded an accrual related to this matter as of September 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Delaware Federal Derivative Litigation
    In April 2019, the Company, certain of its then-current and former directors and officers and USAA were named as defendants in derivative actions nominally on behalf of the Company filed by Ara Afarian and Shelley Niemi in the U.S. District Court for the District of Delaware. The complaints alleged breach of Section 29(b) of the Exchange Act as well as breach of fiduciary duties and unjust enrichment and sought contribution for damages awarded against the Company in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. The Niemi complaint also sought rescission of certain contracts. On April 17, 2019, the cases were consolidated into a single action bearing the caption In re TrueCar, Inc. Shareholder Derivative Litigation. On September 4, 2019, the court granted the plaintiffs’ unopposed motion to voluntarily dismiss the litigation without prejudice, meaning it could be re-filed at a later date. In light of the termination of the litigation on this basis, the Company has not recorded an accrual related to this matter as of September 30, 2020 as the Company does not believe a loss is probable.
Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleges that the Company’s new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company did not record an accrual related to this matter as of September 30, 2020, as the Company does not believe a loss is probable or reasonably estimable.
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

9.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2019	10,625,980	$11.22	5.2
Granted	2,060,028	3.02
Exercised	(39,695)	2.12
Forfeited/expired	(1,739,430)	12.13
Outstanding at September 30, 2020	10,906,883	$9.56	5.2
At September 30, 2020, total remaining stock-based compensation expense for unvested stock option awards was $8.8 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense for stock option awards of $1.3 million and $1.8 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense for stock option awards of $4.3 million and $11.6 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2019	5,890,992	$7.96
Granted	6,118,702	2.91
Vested	(2,453,805)	3.43
Forfeited	(1,476,016)	7.38
Non-vested — September 30, 2020	8,079,873	$4.71
At September 30, 2020, total remaining stock-based compensation expense for non-vested restricted stock units was $33.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. The Company recorded $4.3 million and $5.0 million in stock-based compensation expense for restricted stock units for the three months ended September 30, 2020 and 2019, respectively. The Company recorded $13.4 million and $18.7 million in stock-based compensation expense for restricted stock units for the nine months ended September 30, 2020 and 2019, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$108	$321	$463	$956
Sales and marketing	1,816	2,604	6,256	10,588
Technology and development	1,184	1,574	3,730	6,906
General and administrative	2,499	2,306	7,183	11,810
Total stock-based compensation expense	5,607	6,805	17,632	30,260
Amount capitalized to internal software use	293	394	992	1,304
Total stock-based compensation cost	$5,900	$7,199	$18,624	$31,564

For the nine months ended September 30, 2019, the Company recognized $7.2 million in additional stock-based compensation expense associated with the departures of the Company’s former chief executive officer and certain other executive-level employees.

10.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company applied the intraperiod tax allocation rules of Accounting Standards Codification (“ASC”) 740, Income Taxes, to allocate income taxes between continuing operations and discontinued operations as prescribed in the rule. While the tax effect of income (loss) before income taxes generally should be computed without regard to the tax effects of income (loss) before income taxes from the other categories, an exception applies when there is a pre-tax loss from continuing operations and pre-tax income from those other categories. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. For the nine months ended September 30, 2019, the Company recognized net income from discontinued operations while sustaining losses from continuing operations, and thus recorded a benefit for income taxes from continuing operations and offsetting income tax expense in discontinued operations. On January 1, 2020 the Company adopted ASU No. 2019-12 “Income Taxes: Simplying the Accounting for Income Taxes”. The adoption resulted in the elimination of this exception. As a result, the Company did not record a tax benefit in continuing operations and an offsetting tax expense in discontinued operations for the three and nine months ended September 30, 2020.

The Company recorded income tax expense of less than $0.1 million and income tax benefit of $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax benefit of $0.1 million and income tax benefit of $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 the Company’s provision for income taxes primarily reflects tax expense associated with the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the three months ended September 30, 2019 the Company’s benefit from income taxes primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740. For the nine months ended September 30, 2020, the $0.1 million tax benefit arose primarily in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities. For the nine months ended September 30, 2019, the $1.1 million tax benefit primarily reflects the intraperiod tax allocation required by ASC 740.

    There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss (“NOL”) carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. The changes in tax law did not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2020. The Company will continue to monitor possible future impact of changes in tax legislation.

11.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$11,589	$(7,652)	$(10,322)	$(46,077)
Income (loss) from continuing operations	$9,589	$(8,809)	$(12,175)	$(48,632)
Income from discontinuing operations, net of taxes	$2,000	$1,157	$1,853	$2,555

Weighted-average common shares outstanding, basic	107,693	106,239	107,418	105,510
Weighted-average common shares outstanding, diluted	110,011	106,239	107,418	105,510
Net income (loss) per share, basic
Continuing operations	$0.09	$(0.08)	$(0.11)	$(0.46)
Discontinued operations	$0.02	$0.01	$0.02	$0.02
Net income (loss) per share, diluted
Continuing operations	$0.09	$(0.08)	$(0.11)	$(0.46)
Discontinued operations	$0.02	$0.01	$0.02	$0.02

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net income (loss) per share at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Options to purchase common stock	9,219	10,884
Common stock warrants	1,459	1,459
Non-vested restricted stock unit awards	3,234	6,385
Total shares excluded from net income (loss) per share	13,912	18,728

Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. For the three months ended September 30, 2020, the Company repurchased and retired a total of 2.4 million shares under the Program for $11.7 million. As of September 30, 2020, the Company had a remaining authorization of $63.4 million for future share repurchases.

12.    Related Party Transactions
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
The Company had amounts due from USAA included in accounts receivable at September 30, 2020 and December 31, 2019 of $10.0 million and $0.2 million, respectively. At December 31, 2019, the Company had an amount due to USAA of $7.3 million, of which $6.0 million was included in accounts payable and $1.3 million was included in accrued expenses and other current liabilities. For the three and nine months ended September 30, 2020, the Company recognized revenue of $3.5 million and $9.1 million, respectively. Additionally, for the nine months ended September 30, 2020, the Company recorded sales and marketing expense of $2.0 million. For the three and nine months ended September 30, 2019, the Company recorded sales and marketing expense of $6.3 million and $17.5 million, respectively.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at both September 30, 2020 and December 31, 2019 of $0.4 million. The Company recognized contra-revenue of $0.3 million and cost of revenue of $0.3 million for both the three months ended September 30, 2020 and 2019, related to a software and data licensing agreement entered into with Accu-Trade. The Company recognized contra-revenue of $0.9 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, and cost of revenue of $0.7 million for both the nine months ended September 30, 2020 and 2019.

13.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dealer revenue	$68,229	$81,270	$192,076	$237,061
OEM incentives revenue	5,815	4,383	14,109	12,727
Other revenue	3,203	132	8,533	374
Total revenues	$77,247	$85,785	$214,718	$250,162
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.8 million at December 31, 2019 were transferred to accounts receivable during the nine months ended September 30, 2020 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.8 million was recorded as of September 30, 2020 and December 31, 2019 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
Our subsidiary, ALG, provides forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios. In July 2020, we entered into a definitive agreement to sell our 100% interest in ALG to J.D. Power. See Note 3 to our condensed consolidated financial statements included herein.
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
During the three months ended September 30, 2020, we generated revenues of $77.2 million and recorded a net income of $9.6 million from continuing operations. During the nine months ended September 30, 2020, we generated revenues of $214.7 million and recorded a net loss of $12.2 from continuing operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average Monthly Unique Visitors	9,505,721	7,695,650	8,512,563	7,341,470
Units (1)	213,869	267,821	599,939	750,458
Monetization	$346	$320	$344	$333
Franchise Dealer Count	10,745	12,711	10,745	12,711
Independent Dealer Count	3,858	4,242	3,858	4,242

(1)We issued full credits of the amount originally invoiced with respect to 4,790 and 6,100 units during the three months ended September 30, 2020 and 2019, respectively. We issued full credits of the amount originally invoiced with respect to 13,150 and 15,778 units during the nine months ended September 30, 2020 and 2019, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 23.5% to approximately 9.5 million in the three months ended September 30, 2020 from approximately 7.7 million in the same period of 2019. The number of average monthly unique visitors increased 16.0% to approximately 8.5 million in the nine months ended September 30, 2020 from approximately 7.3 million in the same period of 2019. The increase was primarily due to improvements to our search engine optimization strategy and a surge in online browsing as a result of COVID-19.
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
The number of units decreased 20.1% to 213,869 units in the three months ended September 30, 2020 from 267,821 units in the three months ended September 30, 2019. The number of units decreased 20.1% to 599,939 in the nine months ended September 30, 2020 from 750,458 units in the nine months ended September 30, 2019. The unit decrease is primarily due to

COVID-19, which was declared by the World Health Organization as a pandemic on March 11, 2020, as well as the wind-down of our partnership with USAA that ended on September 30, 2020. With COVID-19, social distancing was encouraged with many government authorities issuing “shelter-in-place” or “stay-at-home” orders, the closing of non-essential businesses, and temporary shutdowns of OEM production facilities. We expect total units to decline in the foreseeable future year over year due to the termination of the USAA partnership as well as the fluidity of COVID-19.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 8.1% to $346 during the three months ended September 30, 2020 from $320 for the same period of 2019. The increase was primarily due to growth in OEM incentives revenue and pricing optimization across our dealer network. Our monetization increased by 3.3% to $344 during the nine months ended September 30, 2020 from $333 for the same period of 2019, primarily due to growth in OEM incentives revenue and increases within newer revenue streams partially offset by a decline in units as a result of the COVID-19 pandemic prior to concessions provided to certain subscription arrangements that began in April. We expect our monetization to be affected in the future by changes in our pricing structure, the unit mix between new and used cars, with used cars providing higher monetization, and the introduction of new products and services, including new OEM incentive programs.
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
Our franchise dealer count was 10,745 at September 30, 2020, a decrease from 12,711 at September 30, 2019, and 12,565 at December 31, 2019. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic as a number of dealers are opting to suspend their marketing spend to preserve their profitability during times of economic uncertainty. We expect our franchise dealer count to continue to fluctuate due to the impact of the COVID-19 pandemic and the effects of the termination of our partnership with USAA Federal Savings Bank.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,858 at September 30, 2020, a decrease from 4,242 at September 30, 2019, and a decrease from 4,395 at December 31, 2019. The decline in independent dealer count was primarily due to suspensions, cancellations or going-out-of-business due to COVID-19. We expect our independent dealer count to continue to fluctuate due to the impact of the COVID-19 pandemic.

Non-GAAP Financial Measures
Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment, other income and income taxes. We define Non-GAAP net income (loss) as net loss adjusted to exclude stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, changes in the fair value of contingent consideration, goodwill impairment and other income. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net income (loss), the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$11,589	$(7,652)	$(10,322)	$(46,077)
Income from discontinued operations, net of tax	(2,000)	(1,157)	(1,853)	(2,555)
Income (loss) from continuing operations	9,589	(8,809)	(12,175)	(48,632)

Non-GAAP adjustments:
Interest income	(13)	(594)	(452)	(2,003)
Depreciation and amortization	5,117	4,951	15,321	15,623
Stock-based compensation (1)	5,607	6,805	17,632	30,260
Share of net loss of equity method investment	571	464	1,460	737
Certain litigation costs (2)	—	157	(1,939)	1,436
Executive departure costs (3)	—	270	—	4,951
Restructuring charges (4)	—	—	8,346	3,015
Transaction costs (5)	—	—	—	1,926
Change in fair value of contingent consideration	30	75	151	225
Goodwill impairment (6)	—	—	8,264	—
Other income (7)	(450)	—	(450)	—
Provision for (benefit from) income taxes	38	(263)	(132)	(1,080)
Adjusted EBITDA	$20,489	$3,056	$36,026	$6,458

(1)For the nine months ended September 30, 2019, the excluded amounts included stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the nine months ended September 30, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.
(3)The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million, as well as related recruiting fees of $0.4 million for the search for a new chief executive officer. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the first quarter of 2019 and the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(5)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential merger and acquisition transactions. These expenses are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.

(6)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(7)The excluded amount represents a non-recurring gain associated with the sale of a domain name.

The following table presents a reconciliation of net income (loss) to Non-GAAP net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP net income (loss):
Net income (loss)	$11,589	$(7,652)	$(10,322)	$(46,077)
Income from discontinued operations, net of tax	(2,000)	(1,157)	(1,853)	(2,555)
Income (loss) from continuing operations	9,589	(8,809)	$(12,175)	$(48,632)

Non-GAAP adjustments:
Stock-based compensation (1)	5,607	6,805	17,632	30,260
Loss from equity method investment	571	464	1,460	737
Certain litigation costs (2)	—	157	(1,939)	1,436
Executive departure costs (3)	—	270	—	4,951
Restructuring charges (4)	—	—	8,346	3,015
Transaction costs (5)	—	—	—	1,926
Change in the fair value of contingent consideration	30	75	151	225
Goodwill impairment (6)	—	—	8,264	—
Other income (7)	(450)	—	(450)	—
Non-GAAP net income (loss) (8)	$15,347	$(1,038)	$21,289	$(6,082)

(1)For the nine months ended September 30, 2019, the excluded amounts included stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the nine months ended September 30, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.
(3)The excluded amounts represent severance charges associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in CEO of $4.6 million in the second quarter of 2019, as well as related recruiting fees of $0.4 million for the search for a new chief executive officer. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the first quarter of 2019 and the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(5)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential merger and acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.

(6)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(7)The excluded amount represents a non-recurring gain associated with the sale of a domain name.
(8)There is no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets at September 30, 2020 and 2019.

Components of Operating Results
Revenues
Our revenues are comprised primarily of dealer revenue and OEM incentives revenue. We recognize transaction revenue earlier for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with our data centers, hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our condensed consolidated statements of comprehensive income (loss).
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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2020 and December 31, 2019, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the nine months ended September 30, 2020, the $0.1 million tax benefit primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities. Our income tax benefit for the nine months ended September 30, 2019 primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. The changes in tax law did not have a material impact on our results of operations for the three and nine months ended September 30, 2020. We will continue to monitor possible future impact of changes in tax legislation.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$77,247	$85,785	$214,718	$250,162
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,664	6,982	16,403	21,558
Sales and marketing	36,254	57,430	115,366	171,122
Technology and development	10,162	12,782	34,861	43,899
General and administrative	11,315	12,842	36,252	48,938
Depreciation and amortization	5,117	4,951	15,321	15,623
Goodwill impairment	—	—	8,264	—
Total costs and operating expenses	67,512	94,987	226,467	301,140
Income (loss) from operations	9,735	(9,202)	(11,749)	(50,978)
Interest income	13	594	452	2,003
Other income	450	—	450	—
Loss from equity method investment	(571)	(464)	(1,460)	(737)
Income (loss) from continuing operations before income taxes	9,627	(9,072)	(12,307)	(49,712)
Provision for (benefit from) income taxes	38	(263)	(132)	(1,080)
Income (loss) from continuing operations	$9,589	$(8,809)	$(12,175)	$(48,632)
Income from discontinued operations, net of taxes	2,000	1,157	1,853	2,555
Net income (loss)	11,589	(7,652)	(10,322)	(46,077)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$20,489	$3,056	$36,026	$6,458
Non-GAAP net income (loss)	$15,347	$(1,038)	$21,289	$(6,082)

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(in thousands)
Dealer revenue	$68,229	$81,270	$192,076	$237,061
OEM incentives revenue	5,815	4,383	14,109	12,727
Other revenue	3,203	132	8,533	374
Total revenues	$77,247	$85,785	$214,718	$250,162
Three months ended September 30, 2020 compared to three months ended September 30, 2019. The decrease in our revenues of $8.5 million, or 10.0%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 reflected a decrease in our dealer revenue, offset by an increase in OEM incentives revenue and other revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 88.3%, 7.5%, and 4.1%, respectively, of revenues for the three months ended September 30, 2020 as compared to 94.7%, 5.1%, and 0.2%, respectively, for the same period in 2019. The decrease of $13.0 million in dealer revenue for the three months ended September 30, 2020 reflected a decrease to our core dealer revenue of $13.5 million primarily due to the impact of COVID-19. These decreases were offset by an increase of $3.1 million in other revenue primarily driven by fees earned related to the USAA transition services agreement for the three months ended September 30, 2020. An increase of $1.4 million in OEM incentives revenue was primarily due to stronger than expected performance in our existing clients for the three months ended September 30, 2020. We expect revenues to be impacted by COVID-19 and will follow similar declining trends in projected automobile sales in the current year.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. The decrease in our revenues of $35.4 million, or 14.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily reflected a decrease in our dealer revenue offset by an increase in other revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 89.5%, 6.6%, and 4.0%, respectively, of revenues for the nine months ended September 30, 2020 as compared to 94.8%, 5.1%, and 0.1%, respectively, for the same period in 2019. The decrease of $45.0 million in dealer revenue for the nine months ended September 30, 2020 reflected a decrease to our core dealer revenue of $46.5 million primarily due to the impact of COVID-19 and concessions we provided to certain subscription arrangements, offset by increases within newer revenue streams of $1.5 million, including our Trade product. These decreases were offset by an increase of $8.2 million in other revenue primarily driven by fees earned related to the USAA transition services agreement for the nine months ended September 30, 2020.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$4,664	$6,982	$16,403	$21,558
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	6.0%	8.1%	7.6%	8.6%
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Cost of revenue decreased $2.3 million, or 33.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a $0.9 million decrease in employee-related expenses due to decreased headcount, a $0.7 million decrease in hosting and data licensing costs, a $0.2 million decrease in stock-based compensation, and a $0.2 million decrease in travel-related expenses.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Cost of revenue decreased $5.2 million, or 23.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a $1.6 million decrease in employee-related expenses due to decreased headcount, a $2.1 million decrease in hosting and data licensing costs, a $0.5 million decrease in stock-based compensation, a $0.5 million decrease in travel-related expenses, and a $0.2 million decrease in other marketing expenses.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(dollars in thousands)
Sales and marketing expenses	$36,254	$57,430	$115,366	$171,122
Sales and marketing expenses as a percentage of revenues	46.9%	66.9%	53.7%	68.4%
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Sales and marketing expenses decreased $21.2 million, or 36.9%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease primarily reflects a $7.8 million decrease in revenue share paid to affinity marketing partners, a $5.7 million decrease in employee-related expenses due to decreased headcount, a $4.8 million decrease in branded media spend, a $1.7 million decrease in travel-related expenses, a $0.8 million decrease in stock-based compensation, and a $0.3 million decrease in creative production costs, offset by a $0.2 million increase in hosting and data licensing costs. For the remainder of 2020, we expect sales and marketing expense to decline year over year as we monitor the impacts of COVID-19 and adjust our sales and marketing spend to efficiently support our business.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Sales and marketing expenses decreased $55.8 million, or 32.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease primarily reflects a $22.7 million decrease in revenue share paid to affinity marketing partners, a $19.7 million decrease in branded media spend, a $5.9 million decrease in employee-related expenses due to decreased headcount, a $4.7 million decrease in travel-related expenses, and a $4.3 million decrease in stock-based compensation, offset by a $0.7 million increase in creative production costs and a $0.7 million increase in hosting and data licensing costs.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(dollars in thousands)
Technology and development expenses	$10,162	$12,782	$34,861	$43,899
Technology and development expenses as a percentage of revenues	13.2%	14.9%	16.2%	17.5%
Capitalized software costs	$2,523	$2,812	$8,123	$8,384
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Technology and development expenses decreased $2.6 million, or 20.5%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a $1.9 million decrease in employee-related expenses due to decreased headcount, a decrease in stock-based compensation of $0.4 million, a $0.3 million decrease in hosting and data licensing costs. For the remainder of 2020, we expect technology and development expenses to decline year over year as we monitor the impacts of COVID-19 and adjust our spending to efficiently support our business.
Capitalized software costs decreased by $0.3 million, or 10.3%, primarily due to a $0.4 million decrease in internal capitalized software costs offset by a $0.1 million increase in third-party software costs.
We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Technology and development expenses decreased $9.0 million, or 20.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $5.1 million decrease in employee-related expenses as a result of decreased headcount, a decrease in stock-based compensation of $3.2 million, and a $0.8 million decrease in travel-related expenses.
Capitalized software costs decreased by $0.3 million, or 3.1%, primarily due to a $0.5 million decrease in internal capitalized software costs offset by $0.3 million increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(dollars in thousands)
General and administrative expenses	$11,315	$12,842	$36,252	$48,938
General and administrative expenses as a percentage of revenues	14.6%	15.0%	16.9%	19.6%
Three months ended September 30, 2020 compared to three months ended September 30, 2019. General and administrative expenses decreased $1.5 million, or 11.9%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a $1.0 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions, and a $0.4 million decrease in other professional fees. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees. For the remainder of 2020, we expect general and administrative expenses to decline year over year as we monitor the impacts of COVID-19 and control costs and expenses to efficiently support our business.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. General and administrative expenses decreased $12.7 million, or 25.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $6.5 million decrease in other professional fees, a $4.6 million decrease in stock-based compensation, which primarily relates to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer in connection with his departure in 2019, a $2.0 million decrease in employee-related expenses due to reduced headcount, and a $0.8 million decrease in travel-related expenses, offset by a $2.0 million increase in bad debt expense driven by an increase in our allowance for doubtful accounts due in part to the impact of COVID-19.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization expenses	$5,117	$4,951	$15,321	$15,623
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Depreciation and amortization expenses decreased $0.2 million, or 3.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Depreciation and amortization expenses decreased $0.3 million, or 1.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Goodwill Impairment
For the nine months ended September 30, 2020, we recognized a non-cash goodwill impairment charge in the amount of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020. For further details, see Note 5 to our condensed consolidated financial statements included herein.
Other Income
For the three and nine months ended September 30, 2020, we recognized $0.5 million in other income, which represents a non-recurring gain associated with the sale of a domain name.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
	(in thousands)
Provision for (benefit from) income taxes	$38	$(263)	$(132)	$(1,080)

For the three months ended September 30, 2020, our provision for income taxes primarily reflects tax expense associated with the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the three months ended September 30, 2019, our benefit from income taxes primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740. Our benefit from income taxes for the nine months ended September 30, 2020 arose primarily in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities. Our benefit from income taxes for nine months ended September 30, 2019 primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740.

Income from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income from discontinued operations, net of taxes	$2,000	$1,157	$1,853	$2,555
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Net income from discontinued operations, net of taxes, increased $0.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase primarily reflects an increase in revenues of $0.5 million and lower operating expenses of $0.4 million, which primarily was due to lower depreciation and amortization expense.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Net income from discontinued operations, net of taxes, decreased $0.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease primarily reflects a goodwill impairment charge of $1.9 million recognized in the first quarter of 2020, transaction costs related to the planned divestiture of ALG that were largely offset by lower operating expenses, and lower interest income.

Liquidity and Capital Resources
At September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $178.7 million.
We have incurred cumulative losses of $442.4 million from our operations through September 30, 2020, and expect to incur additional losses in the future. We are continuously monitoring our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. No amounts were outstanding at September 30, 2020. The amount available under the amended credit facility at September 30, 2020 was $31.9 million, reduced for the letters of credit issued and outstanding under the subfacility of $3.1 million. See Note 7 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Nine Months Ended September 30,
	2020	2019
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$16,072	$2,393
Net cash used in investing activities	(8,020)	(30,533)
Net cash (used in) provided by financing activities	(17,371)	408
Net cash used in continuing operations	$(9,319)	$(27,732)
Net cash provided by discontinued operations	6,484	4,067
Net decrease in cash and cash equivalents	$(2,835)	$(23,665)
Operating Activities of Continuing Operations
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the nine months ended September 30, 2020 was $16.1 million. This was primarily due to our net loss from continuing operations of $12.2 million, adjusted for non-cash items, including stock-based compensation expense of $17.6 million, depreciation and amortization expense of $15.3 million, goodwill impairment of $8.3 million, amortization of lease right-of-use assets of $4.3 million, bad debt expense of $2.8 million, loss from equity method investment of $1.5 million, deferred income taxes of $0.3 million, and an increase in fair value of contingent consideration liability of $0.2 million. Net cash provided by operations also reflected a decrease of $21.4 million related to changes in operating assets and liabilities.
The $21.4 million decrease related to changes in operating assets and liabilities primarily reflected a decrease in accounts payable of $8.2 million, an increase in accounts receivable of $5.3 million, a decrease in operating lease liabilities of $5.1 million and in accrued expenses and other current liabilities of $4.6 million, both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, and a decrease in accrued employee expenses of $0.9 million. These uses of cash were partially offset by an increase in other liabilities of $1.8 million and a decrease in prepaid expenses and other assets of $0.8 million.

Cash provided by operating activities for the nine months ended September 30, 2019 was $2.4 million. This was primarily due to our net loss of $48.6 million, adjusted for non-cash items, including stock-based compensation expense of $30.3 million, depreciation and amortization expense of $15.7 million, amortization of lease right-of-use assets of $4.4 million, bad debt expense of $0.8 million, and write-off and loss on disposal of fixed assets of $1.1 million. Net cash provided by operations also reflected a decrease of $2.4 million related to changes in operating assets and liabilities.
The $2.4 million decrease related to changes in operating assets and liabilities primarily reflected an increase in prepaid expenses and other assets of $30.6 million related to a $28.3 million insurance receivable associated with a legal settlement that was covered by applicable directors’ and officers’ liability insurance, a decrease in operating lease liabilities of $5.1 million, a decrease in other liabilities of $0.4 million and a decrease in accounts payable of $4.8 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers. These uses of cash were partially offset by an increase in accrued expenses and other current liabilities of $32.5 million primarily related to the aforementioned legal settlement, a decrease in accounts receivable of $4.2 million, and an increase in accrued employee expenses of $1.7 million primarily due to an increase in accrued bonus.
Investing Activities of Continuing Operations
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $8.0 million for the nine months ended September 30, 2020 resulted primarily from $6.9 million of investments in software and $0.7 million of investments in computer hardware.
Cash used in investing activities of $30.5 million for the nine months ended September 30, 2019 resulted primarily from a $23.2 million equity method investment as well as $7.4 million of investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $17.4 million for the nine months ended September 30, 2020 primarily represents payments of $12.1 million for the repurchase of our common stock and $2.3 million related to the portion of the payment associated with an acquisition date fair value of a contingent consideration related to our 2018 acquisition of DealerScience. Cash used in financing activities also includes taxes paid of $3.1 million for the net share settlement of certain equity awards.
Cash provided by financing activities of $0.4 million for the nine months ended September 30, 2019 reflects $2.9 million of proceeds from the exercise of stock options reduced by taxes paid for the net share settlement of certain equity awards of $2.4 million.

Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the nine months ended September 30, 2020.
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
Goodwill
We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, our stock price experienced high volatility, causing a decline in our enterprise market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with our announcement that we had entered into a short-term agreement to extend our partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, we concluded a triggering event had occurred. In light of these two factors, we performed an interim impairment test as of March 31, 2020, in which we estimated the fair value of our single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. We have previously used an implied market value approach. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, we determined that a DCF model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, we concluded that the carrying value of our reporting unit is greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million (continuing and discontinued operations) during the three months ended March 31, 2020. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.
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
Interest Rate Risk
We had cash and cash equivalents of $178.7 million at September 30, 2020, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 7 to the condensed consolidated financial statements herein. As of September 30, 2020, we had no borrowings under the credit facility.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
These responses to the pandemic have caused unparalleled damage to the global economy and have negatively affected, and continue to negatively affect, our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the rapidly increasing number of consumers who are unemployed, as well as the decrease in consumers’ willingness to make discretionary trips outside of the home, decreased the demand for cars.
Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019, with the effect most pronounced in April 2020. This had a number of negative effects. First, the reduction in units directly translated into lowered revenue from our pay-per-sale dealers. Second, we took costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale dealers (which generally reduces our fees from the prenegotiated subscription rate during pandemic conditions), and substantially lowering the subscription rates on our invoices for other subscription dealers during the second quarter. Third, the nationwide decline in car sales caused many dealers to suspend or cancel their participation in our network. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them through the pandemic caused a material reduction in our ability to collect accounts receivable in a timely manner that could persist for the duration of the pandemic.
Although we noticed a marked improvement in our financial and operational metrics since the strictest governmental restrictions were lifted during the second quarter of 2020 and as dealers and consumers continued to adapt to the “new normal,” we have still not returned to pre-pandemic financial conditions, and the persistence, and unpredictable course, of the virus leaves open the potential that governmental restrictions could be reimposed or heightened and for additional changes in dealer and consumer behavior, any of which could exacerbate the negative financial and operational impacts of the pandemic.
We have taken steps to protect the viability of our business in these difficult times, including by launching a “buy from home” program to promote our dealers who adhere to certain criteria and implementing wide-ranging cost-saving measures. For example, in the second quarter of 2020, we carried out a restructuring that reduced our workforce by over 30%, imposed a temporary moratorium on promotions, raises and hiring, canceled much of our discretionary marketing spending and otherwise limited our discretionary spending across our business. Each of these cost-saving measures disrupted, and in some cases may continue to disrupt, our business and operations. We cannot assure you that the measures that we have taken will be sufficient to preserve our business if the course of the pandemic worsens, nor that we will not be required to take additional, potentially disruptive steps in the future.
The coronavirus pandemic could result in long-lasting changes to consumer and dealer behavior and the macroeconomic environment that persist even after its conclusion, and any of those changes could harm our business.
Considerable uncertainty surrounds the governmental, economic and societal conditions that will prevail when the coronavirus pandemic abates. We cannot predict or prepare for every eventuality, and our business could suffer if consumer or dealer behavior or the macroeconomic environment do not return to pre-pandemic conditions. For example, if the economy remains weak and consumer demand for cars remains low after the pandemic, our revenues and results of operations would remain negatively affected. Consumer demand for cars could also be permanently decreased if remote working conditions continue after the pandemic, reducing the need for workers to commute. Further, if dealers continue to demand the lower third-party marketing expenses that currently prevail during the pandemic, we could have difficulty raising our revenue per dealer to earlier levels and our revenues and results of operations would similarly be negatively affected. Likewise, if dealers who suspended or canceled their participation in our network during the pandemic do not to return to the network afterward, our business would be negatively affected.
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
Financial hardship arising from the coronavirus pandemic resulted in many of our dealers going out of business, or canceling or suspending their participation in our network, in March and April 2020, and as the pandemic continues, and particularly if it worsens, additional dealers could go out of business or cancel or suspend their participation in our network. As discussed in more detail under the risk factor below: “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve, and our business and operating results would suffer,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, or other aspects of our user experience, to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.
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
While we do not believe that we have to date lost a critical mass of dealers in any geographic area as a result of the coronavirus pandemic, dealer cancellations and suspensions at the beginning of the pandemic were disproportionately concentrated in California and the Northeastern United States. If we do lose a critical mass of dealers nationally or in any geographic area, our business, reputation and results of operations would be negatively affected.
The coronavirus pandemic has disrupted our marketing strategy in a number of ways, and if we are unable to mitigate the effects of this disruption, our business would be harmed.
Our inability to predict the extent or duration of the pandemic or what the world will look like upon its conclusion heightens the difficulty inherent in planning long-term marketing campaigns. Similarly, we cannot predict whether, and if so, how, the ideal mix of marketing channels will change during and after the pandemic. For example, if we shift too much television spend toward social-media spend, our brand awareness and organic traffic could be negatively affected. Earlier in the pandemic, we also experienced increased consumer sensitivity to our marketing, including criticism that we should not encourage or facilitate the purchase of cars during the pandemic. If our marketing does not strike the right tone and consumers perceive it as insensitive or opportunistic, our brand could likewise suffer.

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
As noted earlier in this “Risk Factors” section, the coronavirus pandemic is unparalleled in modern history and has occasioned considerable uncertainty. Neither the pandemic, nor the governmental, societal and individual responses thereto, have any precedents to guide our expectations and forecasts about their future course. As a result, we have had, and expect during the duration of the pandemic, if not longer, to continue to have, increased difficulty in forecasting our operational and financial performance and the effect of macroeconomic conditions on our business. For example, in March 2020, we withdrew our full-year 2020 financial guidance as a result of this uncertainty and did not provide formal guidance for the second or third quarters of 2020. In addition to heightening the uncertainty surrounding any financial guidance that we do provide, this increased difficulty forecasting could also negatively affect our ability to prioritize and execute operational and strategic initiatives, plan appropriately for the financial and operational needs of our business and participate in financial or strategic transactions. Any of these factors could negatively affect our business.
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
Finally, increased budget deficits resulting from the emergency legislation or from reduced tax receipts caused by the pandemic-related reduction in economic activity have resulted in higher taxes (or the elimination of tax benefits) that negatively affect our business, and we cannot be sure that additional such taxes will not be passed. For example, California’s 2020-21 state budget included a provision that disallows net operating loss deductions for the years 2020 through 2022; if the pending divestiture of our ALG, Inc. subsidiary, which we refer to as the Divestiture, closes, we expect this legislation to increase our state taxes on the resulting gains. Additional taxes or other adverse legislative or regulatory developments could negatively affect our business and results of operations.
We have transitioned all of our employees to work-from-home status for the duration of the coronavirus pandemic, which could increase our cybersecurity risk.
In the first quarter of 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the recommendations of relevant governmental authorities, which could pose unknown risks. For example, remote working carries potential cybersecurity risks. These risks include the heightened potential for hacking and other security beaches of telecommunications services in light of the increased use of those services, including services provided by Zoom Video Communications, Inc., which is our principal video conferencing provider. Further, greater reliance on remote communication methods and the inability to communicate in person with our information technology professionals could increase the incidence, or likelihood of success, of phishing attacks and other related cybersecurity incidents. If these or any other risks associated with remote working come to pass, our business would be negatively affected.
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

Risks Related to Our Business and Industry

The termination of our partnership with the United Services Automobile Association, or USAA, has adversely affected our business and we may be unable to mitigate its long-term negative financial effects.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all of our units during that period, were matched to users of the car-buying site we maintained for USAA (before responsibility for the partnership was transferred from USAA to its banking subsidiary, USAA Federal Savings Bank, or USAA FSB, in February 2020). As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.

Our affinity group marketing agreement with USAA reached the end of its term in the first quarter of 2020. Effective February 14, 2020, we entered into a transition services agreement with USAA pursuant to which it continued to offer its members an auto-buying program through September 30, 2020, after which there is a 120-day wind-down period to permit us to continue to serve USAA members who already began the car-buying process through USAA FSB’s auto-buying program on or before September 30, 2020.

The termination of our affinity partnership with USAA FSB has had a material adverse effect on our business, revenue, operating results and prospects, and may lead to the loss of additional dealers from our network. If we are unable to timely mitigate the adverse effects of the termination of our relationship with USAA FSB, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.

Failure to complete the Divestiture, or to receive the contingent consideration payable in connection therewith, could negatively impact us and our business, prospects, financial condition, cash flow or results of operations.

The completion of the Divestiture is subject to a number of conditions. We can give no assurance that all of these conditions will be satisfied or waived at any particular time, or at all. If the Divestiture is not completed by December 28, 2020, or if there is a final and non-appealable order or injunction preventing the consummation of the Divestiture, either we or J.D. Power may terminate the Purchase Agreement. Either party may terminate the Purchase Agreement if the other party has breached any of its provisions in a manner that has caused certain other conditions to closing not to be satisfied, and we and J.D. Power may also mutually decide to terminate the Purchase Agreement.

Moreover, the total consideration of $135 million payable in connection with the Divestiture includes up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. We cannot guarantee that we will realize the full $22.5 million in contingent consideration because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that after the closing of the Divestiture we will have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the Purchase Agreement.

If, for any reason, the Divestiture is not completed or we do not realize the full contingent consideration provided for in the Purchase Agreement, we may be subject to a number of material risks. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the Divestiture will be completed or that the contingent consideration will be fully realized. In addition, substantial resources have been diverted and will continue to be diverted toward the completion of the Divestiture, for which we will have received little or no benefit if the Divestiture does not close. We have incurred significant costs, expenses and fees for professional services and other transaction and transition costs in connection with the Divestiture. We must pay these costs whether or not the Divestiture is completed. Furthermore, we may experience negative reactions from our stockholders, partners, employees, suppliers, dealers and others who deal with us, and the failure to consummate the Divestiture could result in negative publicity and a negative impression of us in the investment community, any of which could have an adverse effect on our business, prospects, financial condition, cash flow and results of operations.

The growth of our business relies significantly on our ability to maintain and increase the revenues that we derive from dealers in our network of TrueCar Certified Dealers. Failure to do so would harm our financial performance.

We derive a majority of our revenues from dealers in our network of TrueCar Certified Dealers. If we are unable to maintain and increase these revenues, our financial performance would be harmed. We seek to increase these revenues in a number of ways.

First, as described elsewhere in this “Risk Factors” section, we work to develop and introduce, and improve, new products for dealers, including our Retail Solutions offerings, to increase revenue and drive dealer adoption of our products.

Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic has imposed financial hardships on dealers that have resulted in their going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA FSB diminished the number of users that we refer to our dealers, and could decrease the overall quality of the leads that we provide our dealers.

Third, because approximately two-thirds of our unit volume from our dealers is subject to subscription billing arrangements, with the remainder being subject to pay-per-sale billing arrangements, our ability to properly manage dealer subscription rates is critical to maintaining and increasing our dealer revenues. If the number of TrueCar Certified Dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model, the growth of our business will be even more dependent on our ability to manage dealer subscription rates.

If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, the automatic discounts that we provided most of our subscription dealers during the second quarter of 2020 as a result of the coronavirus pandemic materially lowered monetization from those dealers. Although we did not provide these discounts in the third quarter of 2020, and do not plan to provide similar discounts in the fourth quarter of 2020, if those dealers come to expect these lower subscription rates to continue, we would continue to experience lower monetization rates.
Finally, we strive to grow and optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers and to improve the representation of high-volume brands in our network to increase the number of transactions between our users and dealers. Some automotive brands consistently achieve higher than average sales volume per dealer. As a consequence, dealers representing those brands make a disproportionately greater contribution to our unit volume. Our ability to grow and to optimize the geographic coverage of dealers in our network of TrueCar Certified Dealers, increase the number of dealers representing high-volume brands and grow the overall number of dealers in our network is an important factor in growing our business.
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Over the course of 2020, we have recently experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. Similarly, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. Additionally, as noted earlier in this “Risk Factors” section, many of our dealers have canceled or suspended their participation in our network as a result of the coronavirus pandemic and the termination of our affinity partnership with USAA FSB may lead to the loss of additional dealers from our network. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
We cannot assure you that we will be able to maintain or increase the revenues that we derive from dealers in our network of TrueCar Certified Dealers in any of the ways described above, or otherwise, and failure to do so would harm our financial performance.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
In the nine months ended September 30, 2020 and 2019, respectively, we derived approximately 6.6% and 5.1% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, low vehicle inventories attributable to the coronavirus pandemic could reduce manufacturers’ need for incentives, which in turn could reduce their interest in partnering with us on incentives. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.
Our financial performance is substantially dependent upon the number of cars purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the cars purchased by our users have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and although we expect the termination of our affinity partner relationship with USAA to increase our branded sites’ relative unit contributions, our relationships with our affinity group marketing partners will remain critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:
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
For example, effective October 1, 2020, USAA terminated its affinity marketing partnership with us. USAA accounted for a material share of our units and revenues and this termination has had a materially adverse effect on our business, operating results and prospects. For more information on the termination of our affinity partnership with USAA, refer to the risk factor above: “The termination of our partnership with the United Services Automobile Association, or USAA, has adversely affected our business, and we may be unable to mitigate its long-term negative financial effects.”
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
Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. For more information on the impact of the coronavirus pandemic on our business, refer to the risk factor above: “The coronavirus pandemic and governments’, organizations and individuals’ responses to it have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict the amount of time that it will take for the pandemic to run its course or the extent to which our business will be disrupted before it does.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.
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
For example, at the end of 2011 and the beginning of 2012, due to certain regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2020 our franchise dealer count was 10,745.
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
In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships, and we could lose a significant number of dealers in our network. For example, in May 2015, the California New Car Dealers Association, or CNCDA, filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.
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
We have experienced significant turnover in our top executives, and are currently searching for a new chief financial officer. Our business could be adversely affected by these and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer sales and service, and in the first quarter of 2020, after nine months of service as in an interim capacity, the Board appointed Michael Darrow as our chief executive officer. Additionally, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer in the third quarter of 2020. Finally, in October 2020, Noel Watson, our chief financial officer and chief accounting officer, announced his resignation, effective November 16, 2020, and we are currently searching for a new chief financial officer and chief accounting officer. As a result of the turnover and open positions, our remaining management team took on, and continues to take on, increased responsibilities, which could divert attention from key business areas, and certain management roles remain vacant.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense, and we face significant competition in hiring and retaining them. Moreover, we recently conducted a reduction in force that could adversely affect employee morale, retention and recruiting efforts. We are also limited in our ability to recruit internationally by domestic immigration laws.
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has recently experienced substantial volatility, which has negatively affected the value of our stock-based incentive awards and may impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions, and we may be required to take additional actions to reduce headcount cost before the pandemic abates. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis, and we expect the coronavirus pandemic to have a negative effect on vehicle sales as well. For more information on the effect of the coronavirus pandemic on the macroeconomic environment and, as a result, on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”
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
Additionally, we are not able to monetize a transaction in which a manufacturer sells an automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla does, for example. If this practice becomes more widespread and we are not able to adjust, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.
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
We provide the Payments solution by leveraging the digital retailing technology of our DealerScience subsidiary, and we provide the Trade solution pursuant to a 10-year commercial partnership with Accu-Trade that we entered into in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the Retail Solutions packages into which it is bundled and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to do so again.
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
We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. Additionally, in the first half of 2020, we introduced a new consumer experience that allows our users more control over the dealers to which their contact information is provided and the specific information so provided. Although we believe that this experience improved our product and will yield long-term financial benefits, in the short term certain aspects have had an incrementally negative impact on our monetization rates. These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA has adversely affected our overall lead quantity and lead quality. During the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and we continue to experience a material decline in lead quality, but we cannot predict how the continued progress of the coronavirus pandemic will continue to affect our lead quantity and quality. Negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
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

In the second quarter of 2020, we began to allow our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that this change will be beneficial to both consumers and dealers, but we cannot assure you that consumers and dealers will perceive this to be the case. If dealers perceive text-message connections to be less valuable, or if the introduction of this new option results in dealers selling fewer cars to our users, our business and results of operations could be negatively affected.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are an important component of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our rebranding initiative. For more information on this initiative, see the risk factor below: “If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $115.4 million and $171.1 million on sales and marketing during the nine months ended September 30, 2020 and 2019, respectively.

We strive to decrease incremental user acquisition costs by scaling our business and revenues. Our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, our growth, results of operations and financial condition could be materially adversely affected.
Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did in response to the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected.
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
In the first quarter of 2020, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot be certain that we will recover the costs we will incur in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not accept our new branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
State Insurance Regulatory Laws
The advertising and sale of automobile insurance is highly regulated by the states in which we do business. Although we do not sell insurance, certain of our affinity partners sell insurance to the public in general, and may sell insurance to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that state regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.
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
There are many federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.
Numerous jurisdictions are currently considering, or have enacted, data protection legislation. For example, California recently enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, the California Department of Justice, which we refer to as the California DOJ, published final regulations to implement the California Privacy Act on June 2, 2020. The California Privacy Act provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters on November 3, 2020 approved Proposition 24, which amended the California Privacy Act to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the California Privacy Act. The California Privacy Act has increased our compliance costs and potential liability, and the California DOJ’s new regulations and Proposition 24 may further increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the California Privacy Act and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
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
California Derivative Litigation
On March 6, 2019, Dean Drulias filed a derivative action complaint nominally on our behalf in the U.S. District Court for the Central District of California, which we refer to as the California Derivative Litigation, naming us, certain of our then-current and former officers and directors and USAA as defendants. On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, we filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of our charter, failure to make a pre-suit demand on our board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted our motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted our motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address our motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. On October 20, 2020, the court granted the parties’ stipulated motion to dismiss the appeal. As a result, the California Derivative Litigation is currently resolved, and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Consolidated Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs seek an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On December 19, 2019, we filed motions to dismiss for failure to make a pre-suit demand and failure to state a claim. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is currently resolved, and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
For example, some web browsers have begun to discontinue third-party cookie tracking, and the providers of certain other web browsers have announced an intention to do as well. Certain of our marketing efforts currently rely on cookies to identify in-market consumers. We cannot assure you that we will be able to mitigate any adverse effects that result from browsers blocking our cookies, or altering the manner in which, or the extent to which, they support our cookies.
If we are unable to respond in a timely and cost-effective manner to the rapid technological developments in the network, hardware and software programs that consumers use to interact with us and our dealers and partners, or otherwise to provide a compelling consumer experience across each of the devices and browsers that consumers prefer to use, our platform could become obsolete or otherwise attract fewer users, which could adversely impact our revenues, business and operating results.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. On October 27, 2020, the FCC, on remand, readopted its previous order. This FCC action could be subject to further court challenges, and following the recent federal election, could be subject to repeal by a newly-constituted FCC or rescission pursuant to a resolution of disapproval under the Congressional Review Act. On April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. As a result, considerable uncertainty currently complicates this area of the law. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past experienced, and may in the future experience, interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. To the extent that our consumer base and the number of TrueCar Certified Dealers grow, we would need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy consumers’ and dealers’ needs, and we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
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
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital and radio advertisements. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

Our growth in prior years may not be indicative of our future growth.
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our rate of revenue growth declined from 2017 to 2018, declined for the nine months ended September 30, 2020 from the year earlier period and, in light of the effects of the coronavirus pandemic and the termination of our partnership with USAA, is likely in the near future to continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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

We have not been profitable since inception. We had an accumulated deficit of $442.4 million at September 30, 2020 and we experienced a net loss of $10.3 million in the nine months ended September 30, 2020. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in the second quarter of 2020, a Florida dealer sued us claiming that our new “BUY SMARTER DRIVE HAPPIER” tagline, which is featured in the majority of our marketing materials, infringed its “BUY SMART BE HAPPY” trademark. If this litigation is decided adversely to us, we could be required to change our tagline and replace the marketing materials in which it is featured, which would be costly and could damage our brand. For more information on this litigation, refer to the risk factor above: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” Moreover, as discussed in greater detail under the risk factor above: “Failure to adequately protect our intellectual property could harm our business and operating results,” from time to time, we take legal action to protect our own intellectual property.
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
At September 30, 2020, we had goodwill and intangible assets of $51.2 million and $7.2 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 was included in discontinued operations.

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
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022, which we expect will increase our state taxes on the gains from the Divestiture. We continue to monitor and evaluate the impact of this and other changes in applicable tax law.

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

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. For the nine months ended September 30, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $6.47 per share. For the fiscal year ended December 31, 2019, the trading price of our common stock fluctuated from a low of $3.01 per share to a high of $10.39 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the automotive industry in particular;
•sales of shares of our common stock by us or our stockholders;
•developments affecting the likelihood of consummation of the Divestiture and our achievement of the earn-out payments payable in connection therewith;
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

As of September 30, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 59% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2020, approximately 106.1 million shares of our common stock were outstanding. In addition, as of September 30, 2020, there were 10.9 million shares underlying options and 8.1 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.1 million shares (including vested options) as of September 30, 2020 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our quarterly trading blackouts. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program that we announced in August 2020, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.
General Risk Factors
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

Our corporate headquarters, many of our employees and many of our essential business operations are located in the Los Angeles area, near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortage or outage could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. For more information on the effect of the coronavirus pandemic on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. The analysts who cover us have from time to time in the past changed their recommendation regarding our stock adversely, and provided more favorable relative recommendations about our competitors, which has in the past caused our stock price to decline. Any of these analysts could do so again, which could cause our stock price to decline again. Additionally, from time to time, analysts who cover us have ceased coverage of our company, and if any further analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 — July 31, 2020	0	N/A	N/A	N/A
August 1, 2020 — August 31, 2020	428,159	$5.01	428,159	$72,856,374
September 1, 2020 — September 30, 2020	1,974,651	$4.81	1,974,651	$63,359,067

On August 6, 2020, the Company issued a press release announcing that its Board of Directors had authorized a share repurchase program of up to $75 million in shares of its common stock. The authorization expires on September 30, 2022, and does not obligate the Company to repurchase any dollar amount of its shares.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Employment Agreement, dated September 9, 2020, by and between the Registrant and Kristin Slanina.	Filed herewith
10.2#	Separation Agreement and Release, dated as of November 4, 2020, by and between the Registrant and Noel B. Watson.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	November 6, 2020	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Noel B. Watson
Noel B. Watson
Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)