Form 10-K
period 2020-12-31
TrueCar, Inc.
filed 2021-03-05
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $275,733,068 based upon the closing price reported for such date on the Nasdaq Global Select Market.
    As of February 26, 2021, the registrant had 98,495,393 shares of common stock outstanding.

Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar,” the “Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc., DealerScience, LLC and, before its divestiture on November 30, 2020, ALG, Inc., unless the context indicates otherwise. TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” DealerScience, LLC is referred to as “DealerScience” and ALG, Inc. is referred to as “ALG.”

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.  Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words like “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance and our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses and ability to maintain or grow revenue, scale our business, generate cash flow, fulfill our mission and achieve and maintain future profitability, including in light of the existing impacts of and continued uncertainty occasioned by the coronavirus pandemic;
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
•maintaining and expanding our customer base in key geographies, including our ability to maintain or increase the number of high-volume brand dealers in our network generally and in key geographies;
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
•our ability to mitigate the financial effect of the termination of our partnership with USAA Federal Savings Bank;
•our ability to maintain and grow our existing additional affinity partner relationships, and to attract new affinity partners to offer our services to their members;
•our reliance on our third-party service providers;
•the impact of competition in our industry and innovation by our competitors;
•our anticipated growth and growth strategies, including our ability to maintain or increase close rates and the rate at which site visitors prospect with a TrueCar certified dealer;
•our ability to successfully maintain or increase dealer subscription rates, manage dealer churn and return to active status dealers who suspended their participation in our auto-buying program as a result of the coronavirus pandemic;
•our ability to attract significant automobile manufacturers to participate, and remain participants, in our incentive programs;
•our ability to increase the number of consumers using, and dealers subscribing to, our newer suite of products, including our Access package, which combines our Trade and Payments solutions, and our Finance & Insurance products;
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

•our ability to navigate changes in domestic or international economic, political or business conditions, including changes in interest rates, consumer demand and import tariffs and governmental responses to the coronavirus pandemic;
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
•our ability to use the proceeds of the ALG divestiture in a manner that maximizes shareholder value;
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
•the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and in other reports we may file with the Securities and Exchange Commission from time to time; and
•the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•The ongoing disruptions and uncertainties caused by the coronavirus pandemic have meaningfully disrupted our business and may continue to do so, including in new and unforeseen ways.
•The termination of our partnership with USAA has adversely affected our business and we may not be able to mitigate its negative financial effects.
•We may not be able to grow and optimize the geographic coverage of dealers in our network, and maintain or increase the representation of high-volume brands in that network or manage dealer churn and increase dealer subscription rates, which would limit our growth.
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
•We have experienced significant management turnover. An inability to navigate this turnover and attract, retain and integrate new management and other personnel could harm our business.
•Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
•We may not be able to provide a compelling car-buying experience to our users, which could cause the number of transactions between our users and dealers, and therefore our revenues, to decline.
•Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, and we may not be able to successfully demonstrate the value of any expanded or complementary products that we introduce, which could negatively impact our growth rate, revenues and financial performance.
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

PART I
Item 1.    Business
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
    We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers and compare that price to the market average. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.
    Our network of TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
    Our subsidiary, TCDS, provides our TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology of our DealerScience subsidiary, acquired in December 2018, to help consumers calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumer’s experience from shopping to showroom.
    Finally, our former ALG subsidiary provided forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios. On November 30, 2020, we divested ALG to J.D. Power in exchange for $112.5 million in cash and up to $22.5 million of contingent consideration. We refer to this divestiture as the Divestiture. The $22.5 million in contingent consideration is payable in two tranches, with the first tranche of up to $7.5 million due in 2021 based on ALG’s performance in 2020 and the second tranche of up to $15 million due in 2023 based on ALG’s performance in 2022.
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

    TrueCar Deal Builder. After consumers have identified a vehicle in which they are interested and received a price offer from a dealer subscribed to one of our Access packages discussed further below, we allow them to further customize their “deal” through our TrueCar Deal Builder, including their vehicle trade-in and payment. If consumers intend to trade in a vehicle in connection with their purchase, or sell their vehicle to a dealer, they can obtain a guaranteed price on the trade-in vehicle through our Trade solution. The Deal Builder also allows consumers to customize a loan or a lease and approximate monthly payments, inclusive of applicable incentives, taxes and fees and based on self-reported credit score, loan or lease term and other factors. Beyond receiving a trade-in offer and estimating their payment, consumers using our TrueCar Deal Builder functionality can learn about and indicate interest in commonly available service and protection plans, send questions to the dealer, schedule a test drive or schedule an appointment to finalize the deal for their vehicle of interest. We view the Deal Builder as an important component of our efforts to create a seamless end-to-end car-buying experience.

Finance and Insurance Products. In 2020, we introduced two new finance and insurance, or F&I, products to help streamline consumers’ car-buying experience. Our insurance product allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with a financial institution to allow consumers who have received offers from dealers who also have partnered with this institution to pre-qualify for a car loan. We intend to continue to introduce additional F&I products to improve consumers’ car-buying experience in the future.

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

    TrueCar Access. We also offer dealers our subscription-based TrueCar Access package, comprising our Trade and Payments solutions. Through our Trade solution, dealers participating in our Access package benefit from a third-party guarantee of the trade-in price given to our users by an affiliate of our partner Accu-Trade, allowing dealers to honor the trade-in price without assuming any risk to get an instant True Cash Offer on their trade-in vehicle. And through our Payments solution, dealers can show consumers accurate estimates of their monthly lease or loan payments with digital retailing tools that span the buying and selling lifecycle. We have historically sold these products separately, and continue to do so to dealers with grandfathered subscriptions. Dealers can access these tools through the Dealer Portal referred to above.

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

ALG

    Before the Divestiture, we forecasted data on residual values of cars and provided this information on a subscription and consultative basis through ALG. Automotive manufacturers, lenders, lessors, dealers and software providers use information from ALG to determine the residual value of an automobile at given points in time in the future. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease and fleet portfolios.

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

Dealer engagement and industry relations

    Our dealer solutions team is responsible for supporting our network of TrueCar Certified Dealers, optimizing our TrueCar Certified Dealer coverage across brands and geographies and for providing onboarding and dealer support. Our team helps dealers grow their businesses by regularly providing data-driven insights on inventory management and pricing.

    Our ability to understand the needs of, actively listen to and collaborate with our network of TrueCar Certified Dealers is crucial to our success, and many of our dealer solutions team employees have worked at dealerships or OEMs.

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

•providers of offline, membership-based car-buying services, such as the Costco Auto Program; and
•offline automotive classified listings, such as trade periodicals and local newspapers.

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

    Our principal competitors for car dealer marketing spend include:

•online automotive content publishers such as Edmunds.com and KBB.com selling impression-based display advertising, and online automotive classified listing sites such as Autotrader.com, CarGurus.com and Cars.com selling inventory-based subscription billing;
•lead generators such as AutoWeb.com selling pay-per-lead advertising;
•Internet sites such as Google and Facebook selling cost-per-click advertising; and
•offline media, including newspaper, outdoor advertising, radio, television and direct mail.
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

    At December 31, 2020, we had 58 U.S. issued patents, 22 pending U.S. patent applications, 8 issued foreign patents and 3 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

    We have a number of registered and unregistered trademarks. We registered “TrueCar,” the TrueCar logo, various TRUE marks and other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for other entities in the United States and other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial to our competitive position.

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
Regulatory Matters
    Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenues do sell motor vehicles. These regulations limit the business that we can conduct, the offerings we provide and the manner in which we can compete in the market. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. Additionally, as discussed in greater detail below, we have from time to time been required to devote material resources to defend ourselves from allegations of violations.

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

Additionally, the advertising and sale of automobile insurance and the provision of automobile financing products are highly regulated by the jurisdictions in which we do business. Although we do not sell insurance or automobiles or provide automobile financing products or render credit decisions, certain of our partners sell insurance or provide automobile financing products to the public in general, and may sell insurance or provide automobile financing products to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or automobile financing providers, or to the manner in which insurance products or automobile financing products are advertised or sold, apply to our platforms or business.

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

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. Our efforts to design products and services in a manner that appropriately manages the regulatory compliance risk for our business and our participating dealers are complicated by the fact that many of the laws and regulations referred to above vary from state to state, and even within a given state are frequently susceptible to multiple interpretations. Further, the automotive regulatory laws were generally developed decades before the emergence of the Internet, they are subject to significant revision or modification and the manner in which they should be applied to our business model is frequently open to question. As a practical matter, state automobile dealer associations often have considerable influence over the construction of these laws by the relevant state regulatory authorities. Accordingly, in addition to our dialogues with relevant state agencies, we interface on a regular basis with representatives from automobile dealer associations in order to take their views into account as we continually update our products and services. The specific manner in which we have designed our products and services in an effort to manage state regulatory compliance concerns for us and our network of TrueCar Certified Dealers is the result of extensive analysis, which has required the investment of substantial resources that we believe represents a valuable asset of our business. However, we cannot assure you that we will be able to successfully comply with current or future regulations to which our business may be subject.
Human Capital Resources
At December 31, 2020, we had 435 full-time employees nationwide. Before we implemented a mandatory work-from-home policy in March 2020 in response to the coronavirus pandemic, a majority of our employees were based in our Santa Monica, California headquarters, with additional employees based in our Austin, Texas office and in the field throughout the United States, and a relatively small presence in our Boston, Massachusetts office. We also engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We believe our success depends on the efforts and talents of our executives and employees, and our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, engineering, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense, and we face significant competition in hiring and retaining them. To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units.

We view our people as our most important capital asset, in which we strive to invest to develop talent and growth to build their capabilities. We leverage both extrinsic and intrinsic motivators. Base pay for all of our positions is benchmarked to relevant external peer and role comparators and determined based on level expectations and proficiency evaluations within the applicable level. Equity awards for new hires are based on the employee’s position, prior experience, qualifications and the market for particular types of talent. Additional equity grants are based on employee contribution, potential and retention objectives. Equity awards generally have long-term (four year) vesting periods to reinforce the employee’s focus on our long-term success. Non-executive employee cash bonuses are based on company financial and individual performance. The executive cash bonus program is based on company financial performance and the attainment of key strategic objectives under the annual plan approved by the Compensation and Workforce Committee of our Board of Directors. After the end of the fiscal year, the Committee reviews performance against plan objectives and determines the actual payout of the bonus. Members of our dealer organization are eligible for incentive compensation in lieu of the corporate bonus program and is based on attainment of key activities or the completion of key objectives deemed important by department and company leadership for the growth and maintenance of our dealer network. We also consider the health insurance and other benefits that we provide to be an important part of our overall compensation package.

Finally, as part of our continuing efforts to support our employees and be responsive to their concerns, we regularly measure and monitor employee morale and engagement and assess our culture. Particularly in the wake of the disruptions occasioned by the coronavirus pandemic, we have found this dialogue to be valuable.

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

In late 2019, a novel strain of the coronavirus surfaced and quickly began to spread across the globe. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. Since then, governments around the world have taken extraordinary and unprecedented measures to slow the spread of the virus. These measures have included, among other things, orders requiring so-called “non-essential” businesses to close and individuals to “shelter at home.” Even where not required by applicable governmental authorities, individuals and organizations have voluntarily canceled and scaled down social and commercial activities to protect themselves and their members from infection.

These responses to the pandemic have caused unparalleled damage to the global economy and have negatively affected, and continue to negatively affect, our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the large number of consumers who are unemployed, as well as the decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars.

Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019, with the effect most pronounced in April 2020. These factors continued to negatively affect the number of cars bought by our users from our dealers through the fourth quarter of 2020 and into the first quarter of 2021, and this was compounded by the wind-down and termination of our partnership with USAA Federal Savings Bank beginning in the third quarter of 2020. This decline in units had a number of negative effects. First, it directly translated into lowered revenue from our pay-per-sale dealers. Second, we took costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale arrangements (which generally reduced our fees from the prenegotiated subscription rate during pandemic conditions), and substantially lowering the subscription rates on our invoices for other subscription dealers during the second quarter. Third, the nationwide decline in car sales caused many dealers to suspend or cancel their participation in our network. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them through the pandemic caused a material reduction in our ability to collect accounts receivable in a timely manner, which had largely corrected by the end of 2020.

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

We have taken steps to adjust to changing market conditions, including by launching a “buy from home” program to promote our dealers who adhere to certain criteria and implementing wide-ranging cost-saving measures. We have also endeavored to take steps to reduce our operating losses; for example, in the second quarter of 2020, we carried out a restructuring that reduced our workforce by over 30%, imposed a temporary moratorium on promotions, raises and hiring, canceled much of our discretionary marketing spending and otherwise limited our discretionary spending across our business. Each of these cost-saving measures disrupted, and in some cases may continue to disrupt, our business and operations. We cannot assure you that the measures that we have taken will be sufficient to preserve the profitability of our business if the course of the pandemic worsens, nor that we will not be required to take additional, potentially disruptive steps in the future.

The coronavirus pandemic could result in long-lasting changes to consumer and dealer behavior and the macroeconomic environment that persist even after its conclusion, and any of those changes could harm our business.

Considerable uncertainty surrounds the governmental, economic and societal conditions that will prevail when the coronavirus pandemic abates. We cannot predict or prepare for every eventuality, and our business could suffer if consumer or dealer behavior or the macroeconomic environment do not return to pre-pandemic conditions. For example, if consumer spending and demand for cars remain low after the pandemic, our revenues and results of operations could be negatively affected. Consumer demand for cars could also be permanently decreased if remote working conditions continue after the pandemic, reducing the need for workers to commute. Further, if dealers continue to demand the lower third-party marketing expenses that currently prevail during the pandemic, we could have difficulty raising our revenue per dealer to earlier levels and our revenues and results of operations would similarly be negatively affected. Moreover, many dealers have been highly profitable during the pandemic as a result of the confluence of low inventory and the low marketing costs mentioned earlier, and if dealers continue this operational approach, our business could be adversely affected. Likewise, if dealers who suspended or canceled their participation in our network during the pandemic do not return to the network afterward, our business would be negatively affected.

Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully support and expand our “buy from home” program with participating dealers or similar programs, or improve our TrueCar Deal Builder and associated digital retailing tools, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.

The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business.

Financial hardship arising from the coronavirus pandemic resulted in many of our dealers going out of business, or canceling or suspending their participation in our network, in March and April 2020, and as the pandemic continues, additional dealers could go out of business or cancel or suspend their participation in our network. As discussed in more detail under the risk factor below: “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve and certain elements of our TrueCar Deal Builder’s functionality, and our business and operating results would be harmed,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.

Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory that diminishes our organic search traffic and therefore our monthly unique visitors. For example, a decrease in relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor below: “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”

Although dealer cancellations and suspensions at the beginning of the pandemic were disproportionately concentrated in California and the Northeastern United States, we do not believe that we have to date lost a critical mass of dealers in any particular geographic area. Nevertheless, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.

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

In light of the many uncertainties during the pandemic, and given the need for rapid flexibility in our business and its product and services offerings, we may not devote as much time as we have in the past to researching and testing our marketing campaigns. This factor, and any of the others described above, could make our marketing efforts less effective, which could harm our brand and negatively affect our business and our cash flows and results of operations.

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

The global economic and societal disruption caused by the coronavirus pandemic have prompted sweeping governmental responses worldwide. For example, the U.S. Congress has provided for over $3 trillion of emergency spending, a level that is unprecedented in size. Similarly, the Federal Reserve has provided substantial emergency support to the economy, and foreign nations and the states have passed emergency measures, through executive orders, legislation and court decisions. Further, as the damage caused by the pandemic continues, governmental entities, including Congress, continue to debate taking further legislative, regulatory and other actions.

Although we did not materially benefit from the congressional and other relief programs, we cannot predict the content or timing of future governmental actions prompted by the pandemic and therefore cannot guarantee you that they will not harm our business, either directly or indirectly by adversely affecting the economic environment. In addition, it is possible that future legislation or other governmental action could impose restrictions on us or expand the eligibility for existing programs in a manner that enables us to benefit from them, subject to restrictions that could limit our ability to run our business in the best interests of our stockholders. Further, any such future legislation or other action could contain other provisions, for example relating to taxation or privacy, that adversely affect our business or impose additional compliance costs.

Finally, increased budget deficits resulting from the emergency legislation or from reduced tax receipts caused by the pandemic-related reduction in economic activity have resulted in higher taxes (or the elimination of tax benefits) that negatively affect our business, and we cannot be sure that additional such taxes will not be passed. For example, California’s 2020-21 state budget disallowed net operating loss deductions for the years 2020 through 2022, and we expect this legislation to require us to use California research and development credits to offset California state taxes incurred on the gains from the Divestiture, and thereby diminish our tax assets. Additional taxes or other adverse legislative or regulatory developments could negatively affect our business and results of operations.

We have transitioned all of our employees to work-from-home status for the duration of the coronavirus pandemic, which could increase our cybersecurity risk.

In the first quarter of 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities, which could pose unknown risks. For example, remote working carries potential cybersecurity risks. These risks include the heightened potential for hacking and other security beaches of telecommunications services in light of the increased use of those services, including services provided by Zoom Video Communications, Inc., which is our principal video conferencing provider. Further, greater reliance on remote communication methods and the inability to communicate in person with our information technology professionals could increase the incidence, or likelihood of success, of phishing attacks and other related cybersecurity incidents. If these or any other risks associated with remote working come to pass, our business would be negatively affected.

If a member of our management team or our board of directors contracts the coronavirus, he or she could be temporarily or permanently unable to continue contributing to us and our business could be adversely affected.

The coronavirus is highly infectious and sometimes causes a dangerous respiratory disease referred to as COVID-19, which has a substantial morbidity rate, particularly among older patients and those with preexisting medical conditions. If any member of our management team or our board of directors contracts COVID-19, he or she could be temporarily or permanently unable to continue performing his or her duties. In many cases, the executive’s or the director’s experience would be difficult to replace, particularly on short notice. Given the abnormally challenging conditions that the pandemic creates, even a temporary disruption in our executives’ or directors’ ability to focus their efforts on our business could harm our business.

Risks Related to Our Business and Industry
The termination of our partnership with the United Services Automobile Association, or USAA, has adversely affected our business and we may be unable to mitigate its negative financial effects.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all of our units during that period, were matched to users of the car-buying site we maintained for USAA (before responsibility for the partnership was transferred from USAA to its banking subsidiary, USAA Federal Savings Bank, or USAA FSB, in February 2020). Our affinity group marketing agreement with USAA reached the end of its term in the first quarter of 2020. Effective February 14, 2020, we entered into a transition services agreement with USAA pursuant to which it continued to offer its members an auto-buying program through September 30, 2020, after which there was a wind-down period that ended in the first quarter of 2021 to permit us to continue to serve USAA members who already began the car-buying process through USAA FSB’s auto-buying program.

Even during 2020, during which the partnership was wound down, 154,339 units, representing 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.

The termination of our affinity partnership with USAA FSB had a material adverse effect on our business, revenue, operating results and prospects, and may lead to the loss of additional dealers from our network. To the extent that we do not mitigate the adverse effects of the termination of our relationship with USAA FSB, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.

The growth of our business relies significantly on our ability to maintain and increase the revenues that we derive from dealers in our network of TrueCar Certified Dealers. Failure to do so would harm our financial performance.

We derive most of our revenues from dealers in our network of TrueCar Certified Dealers. If we are unable to maintain and increase these revenues, our financial performance would be harmed. We seek to increase these revenues in a number of ways.

First, as described elsewhere in this “Risk Factors” section, we work to develop and introduce, and improve, new products for dealers, including our “Access” and Finance and Insurance, or F&I, offerings, to increase revenue and drive dealer adoption of our products.

Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic has imposed financial hardships on dealers that have resulted in some of them going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA FSB diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers.

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

If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, since the beginning of the coronavirus pandemic, our monetization rates have experienced substantially more volatility than they have historically experienced. In response to this volatility, we provided automatic discounts to most of our subscription dealers during the second quarter of 2020. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates into line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.

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

As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Over the course of 2020, we experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. Similarly, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. Additionally, as noted earlier in this “Risk Factors” section, many of our dealers canceled or suspended their participation in our network as a result of the coronavirus pandemic and the termination of our affinity partnership with USAA FSB may lead to the loss of additional dealers from our network. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

In 2020 and 2019, respectively, we derived approximately 6.0% and 4.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, low vehicle inventories attributable to the coronavirus pandemic have reduced manufacturers’ incentive spending, which could reduce their interest in partnering with us on incentives. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

Our financial performance is substantially dependent upon the number of cars purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the cars purchased by our users have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and although the termination of our affinity partner relationship with USAA has increased our branded sites’ relative unit contributions, our relationships with our affinity group marketing partners will remain critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:
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
For example, in 2020, USAA terminated its affinity marketing partnership with us. USAA accounted for a substantial share of our units and revenues and this termination had a materially adverse effect on our business, operating results and prospects. For more information on the termination of our affinity partnership with USAA, refer to the risk factor above: “The termination of our partnership with the United Services Automobile Association, or USAA, has adversely affected our business, and we may be unable to mitigate its negative financial effects.”

Additional changes like these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social or political changes or other factors and our and our partners’ respective responses to them.

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

If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.

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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2020, our franchise dealer count was 10,589.

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

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which could adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers. And, as discussed in greater detail in the risk factor above, “The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results,” a majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.

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

We have experienced significant turnover in our top executives. Our business could be adversely affected by these and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in the first quarter of 2020, after nine months of service in an interim capacity, the board appointed Michael Darrow as our chief executive officer. Additionally, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer in the third quarter of 2020. Finally, in the fourth quarter of 2020, our chief financial officer and chief accounting officer, resigned, and we hired a new chief financial officer in the first quarter of 2021. As a result of the turnover and open positions, our remaining management team took on increased responsibilities, which could divert attention from key business areas.

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

Further, we could face similar turnover in the future. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense, and we face significant competition in hiring and retaining them. Moreover, we have in the past conducted reductions in force that could adversely affect employee morale, retention and recruiting efforts. We are also limited in our ability to recruit internationally by domestic immigration laws.

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has long experienced substantial volatility, which negatively affects the value of our stock-based incentive awards and may impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions, and we may be required to take additional actions to reduce headcount cost before the pandemic abates, and these actions could hamper recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis, and the coronavirus pandemic has had a similar negative effect on vehicle sales. For more information on the effect of the coronavirus pandemic on the macroeconomic environment and, as a result, on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”

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

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Potential interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing microchip shortage, which has disrupted automotive production, automotive tariffs or the Japanese tsunami in 2011, and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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
The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, we cannot assure you that we will be able to provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline and prevent us from effectively monetizing our user traffic. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.

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

If we are not successful in increasing the number of dealers subscribing to our Access product package, or providing a compelling value proposition to consumers using that offering or our new Finance and Insurance products, or integrating those products into our consumer experience, our business and prospects could be adversely affected.

We believe that our Access” offering that combines our Trade and Payments solutions is a vital element of our effort to build out an end-to-end consumer experience.

We provide the Payments solution by leveraging the digital retailing technology of our DealerScience subsidiary, and we provide the Trade solution pursuant to a 10-year commercial partnership with Accu-Trade that we entered into in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the Access package into which it is bundled and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to do so again.

Also, in 2020, we introduced two new F&I products to help streamline consumers’ car-buying experience. One of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with a financial institution to allow consumers who have received offers from dealers who also have partnered with this institution to pre-qualify for a car loan. We intend to continue to introduce additional F&I products to improve consumers’ car-buying experience in the future.

Our Access package and the products bundled therein and our F&I products are relatively new offerings. If we are not able to increase the number of dealers who offer these solutions, provide a compelling value proposition to consumers who use them or integrate them into our consumer experience, that failure would negatively impact our business, revenue, operating results and prospects.

Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.

As we introduce new offerings, such as our F&I products, our Access package and our TrueCar Reach and Sponsored Listings products, or enhance existing products and services on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.

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

We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in 2020, we introduced new consumer experiences that allow our users more control over the dealers to which their contact information is provided, the specific information so provided and the methods by which they are contacted. Although we believe that these experiences improved our product and will yield long-term financial benefits, in the short term certain aspects have had an incrementally negative impact on our monetization rates. These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA has adversely affected our overall lead quantity and lead quality. During the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and we continue to experience a material decline in lead close rate driven by the pandemic, but we cannot predict how the continued progress of the coronavirus pandemic will continue to affect our lead quantity and quality. Negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.

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

From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. In the circumstances in which we employ a pay-per-sale billing model, an interruption in the data feeds that we receive may affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers, thereby delaying our submission of an invoice to a dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer, and in circumstances in which we employ a subscription billing model, an interruption in the data feeds that we receive may affect our ability to justify maintaining or increasing our subscription rates. The redundancies of data feeds received from multiple providers may not result in sufficient data to match automobile purchases made by our users from TrueCar Certified Dealers. In the case of an interruption in our data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we may not be able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.

We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines such as Google, Bing and Yahoo! to drive traffic to our website, both through organic search results and the purchase of car-related keywords. For example, when a user types an automobile-related term into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our user base could slow, our user base could decline or we could attract a less in-market user base. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.

We also purchase car-related keywords by anticipating what words and terms consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

Our users may require dealers who wish to communicate with them other than by email to communicate by text message rather than by calling. If consumers or dealers do not see value in this new functionality, or if it results in privacy concerns, our business could be negatively affected.

In 2020, we began to allow some of our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that this change will be beneficial to both consumers and dealers, but we cannot assure you that consumers and dealers will perceive this to be the case. To the extent that dealers perceive text-message connections to be less valuable, or if the introduction of this new option results in dealers selling fewer cars to our users, our business and results of operations could be negatively affected.

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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We advertise through television and radio marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our rebranding initiative. For more information on this initiative, see the risk factor below: “If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $151.9 million and $227.0 million on sales and marketing during the years ended 2020 and 2019, respectively.

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

Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, we expect Apple’s iOS 14 to require all applications on iPhones running that operating system to request permission from users before using their personal data. Similarly, we expect Facebook in the first quarter of 2021 to substantially restrict our ability to use the data of its users who are directed to our webpages or application. We expect that these and similar restrictions imposed on us by third parties like Apple and Facebook will negatively impact the effectiveness of our digital marketing, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.

If consumers and dealers do not accept our new branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.

In 2020, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot be certain that we will recover the costs we will incur in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not accept our new branding, our sales, performance and consumer and dealer relationships could be adversely affected.

Moreover, following our rebranding, maintaining and enhancing the TrueCar brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users come to perceive that we are not focused primarily on providing them with a better car-buying experience, or if dealers do not perceive us as offering a compelling value proposition, our reputation and the strength of our brand would be adversely affected, even if the rebranding initiative is successful.

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

We are subject to a complex framework of federal and state laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.

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

State Insurance Regulatory Laws

The advertising and sale of automobile insurance is highly regulated by the states in which we do business. Although we do not sell insurance, certain of our partners sell insurance to the public in general, and may sell insurance to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that state regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.

Automobile Financing Laws

The provision of financing products related to the purchase or lease of automobiles is highly regulated by the jurisdictions in which we do business. Although we do not provide automobile financing products, certain of our partners provide automobile financing products to the public in general, and may provide automobile financing products to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete financing transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to automobile financing providers, or to the manner in which automobile financing products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

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

Delaware Consolidated Derivative Litigation

In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Consolidated Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs sought an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On December 19, 2019, we filed motions to dismiss for failure to make a pre-suit demand and failure to state a claim. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is currently resolved. Following the court’s decision, the plaintiffs sent a letter to us demanding that we pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, our board of directors established a special committee of the board, which we refer to as the Special Committee, to investigate the claims in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. Based on the current stage of the investigation, the outcomes of the Special Committee’s recommendation and any subsequent legal proceeding, including the anticipated legal costs, remain uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this matter or other similar matters. If these demands are not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Lee Derivative Litigation

In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We cannot guarantee that we will receive all, or any, of the contingent consideration payable in connection with the Divestiture.

The total consideration of $135 million payable in connection with the Divestiture included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will realize the full $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the Purchase Agreement.

If, for any reason, we do not realize the full contingent consideration provided for in the Purchase Agreement, we may be subject to a number of material risks. The price of our common stock may decline to the extent that its current market price reflects a market assumption that the contingent consideration will be fully realized. In addition, we may experience negative reactions from our stockholders, employees and others who deal with us, and the negative publicity and a negative impression of us in the investment community, any of which could have an adverse effect on our business, prospects, financial condition, cash flow and results of operations.

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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. On October 27, 2020, the FCC, on remand, readopted its previous order. This FCC action could be subject to further court challenges, and following the recent federal election, could be subject to repeal by a newly-constituted FCC or rescission pursuant to a resolution of disapproval under the Congressional Review Act. On April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. As a result, considerable uncertainty currently complicates this area of the law. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. In this regulatory environment, we could experience discriminatory or anti-

competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve and certain elements of our TrueCar Deal Builder’s functionality, and our business and operating results would be harmed.

Our business relies on our ability to analyze data for the benefit of our users and the TrueCar Certified Dealers in our network. We use data obtained through agreements with third parties to power certain aspects of the user experience on our platform, including certain elements of our TrueCar Deal Builder’s payments functionality and the TrueCar Curve, a graphical distribution of what others paid for the same make and model of car. In addition, the effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we are unable to renew data agreements as they expire, or use alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 from the year earlier to $278.7 million. In light of the effects of the coronavirus pandemic and the termination of our partnership with USAA, our revenue is likely in the near future to continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:

•expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;
•increase the number of transactions between our users and TrueCar Certified Dealers;
•increase dealer subscription rates, and manage dealer churn;
•grow the revenue we derive from car manufacturer incentive programs;
•increase the number of consumers using, and dealers subscribing to, our Access package, which combines our Trade and Payments solutions, and the number of consumers using our F&I products;
•increase the number of dealers subscribing to our other products, including our Reach and Sponsored Listings products;
•maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners, and to replace the units generated by our former partnership with USAA FSB;
•increase the number of users of our products and services, and in particular the number of unique visitors to the TrueCar website and our TrueCar-branded mobile applications, including by improving our search-engine optimization;
•enhance our consumer experience and increase the rate at which site visitors prospect with a TrueCar Certified Dealer and purchase from the prospected dealer;
•improve the quality of our existing products and services, and introduce high-quality new products and services; and
•introduce third-party ancillary products and services, including by integrating acquired products and services into our business.
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

We have not been profitable since inception. We had an accumulated deficit of $355.5 million at December 31, 2020. During the year ended December 31, 2020, we had a net income of $76.5 million, but this positive income position was primarily attributable to the one-time gain from the divestiture of our ALG subsidiary. Our continuing operations in the year ended December 31, 2020 produced a loss of $19.8 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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

Our business has grown when users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may require more focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

Our unique visitors, revenue and operating results fluctuate due to seasonality.

Our revenue trends reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due to the overall growth of our business, but we expect that in the future our revenues may be affected more by these seasonal trends, except to the extent that they are disrupted by greater macroeconomic events, such as those caused by the coronavirus pandemic. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather or other significant events outside of our control.

Failure to adequately protect our intellectual property could harm our business and operating results.

Our business depends on our intellectual property, the protection of which is crucial to our success. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

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

At December 31, 2020, we had goodwill and intangible assets of $51.2 million and $6.6 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 was included in discontinued operations.

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

We had federal net operating loss carryforwards of approximately $269.2 million and state net operating loss carryforwards of approximately $215.1 million at December 31, 2020. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2034 and 2022, respectively. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. At December 31, 2020, we had federal and state research and development credit carryforwards of approximately $13.0 million and $10.2 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. During Q2, 2020, we estimated that up to $86.8 million and $2.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. This limitation resulted in a reduction of deferred tax assets of $18.4 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. During Q4, 2020, we updated our Section 382 and 383 limitation to account for the divestiture of ALG’s net assets. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credit study, we anticipate that certain federal research and development credit carryforwards may expire unused.

Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. As a result, we plan to utilize California research and development credits to offset California state taxes incurred on the gains from the Divestiture, and thereby diminish our tax assets. Further, following the recent federal and state elections, federal corporate tax law could be subject to unfavorable changes. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

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

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the fiscal year ended December 31, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $6.47 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the automotive industry in particular;
•sales of shares of our common stock by us or our stockholders;
•whether we receive all or a material portion of the last contingent payment payable in connection with the Divestiture;
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

As of December 31, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 59% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

At December 31, 2020, approximately 99.7 million shares of our common stock were outstanding. In addition, as of December 31, 2020, there were 10.0 million shares underlying options and 6.9 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.4 million shares (including vested options) as of December 31, 2020 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

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

Holders of Record

    As of February 26, 2021, there were 121 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the quarter ended December 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	1,952,249	$4.98	1,952,249	$53,645,331
November 1, 2020 - November 30, 2020	2,382,752	$4.14	2,382,752	$43,789,428
December 1, 2020 - December 31, 2020	2,544,674	$4.32	2,544,674	$32,803,603

In July 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. From inception through December 31, 2020, we have repurchased a total of 9.3 million shares for $42.2 million. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares.

Sales of Unregistered Securities

    None.
Stock Performance Graph

    The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2015 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

    We have derived the following selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data at December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere herein. We have derived the selected consolidated statement of operations data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018, 2017 and 2016 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K after giving effect to the discontinued operations of the ALG business. Our historical results are not necessarily indicative of the results that may be expected in the future.

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
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except share and per share amounts)
Revenues	$278,678	$335,046	$335,089	$304,328	$261,203
Cost and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)(1):	21,549	27,828	26,136	23,626	20,913
Sales and marketing (1)	151,915	226,977	211,208	183,583	152,893
Technology and development (1)	44,930	56,114	60,251	57,796	53,331
General and administrative (1)	49,989	64,318	52,762	59,680	58,199
Depreciation and amortization	20,547	20,665	17,796	17,661	18,687
Goodwill impairment	8,264	—	—	—	—
Total costs and operating expenses	297,194	395,902	368,153	342,346	304,023
Loss from operations	(18,516)	(60,856)	(33,064)	(38,018)	(42,820)
Interest income	462	2,480	2,789	1,144	367
Interest expense	—	—	(2,649)	(2,610)	(2,530)
Other income	198	—	—	—	—
Loss from equity method investment	(1,989)	(1,280)	—	—	—
Loss from continuing operations before income taxes	(19,845)	(59,656)	(32,924)	(39,484)	(44,983)
Benefit from income taxes	(6)	(1,321)	(1,209)	(2,719)	(1,376)
Loss from continuing operations	(19,839)	(58,335)	(31,715)	(36,765)	(43,607)
Income from discontinued operations, net of taxes (2)	96,383	3,445	3,394	3,916	1,899
Net income (loss)	$76,544	$(54,890)	$(28,321)	$(32,849)	$(41,708)
(Loss) income per share, basic and diluted (3)
Continuing operations	$(0.19)	$(0.55)	$(0.31)	$(0.39)	$(0.52)
Discontinued operations	$0.91	$0.03	$0.03	$0.04	$0.02

Weighted average common shares outstanding, basic and diluted (3)	106,315	105,805	102,149	94,865	84,483

Other Financial Information:
Adjusted EBITDA (4)	$42,097	$8,176	$23,123	$18,155	$5,424
Non-GAAP net income (loss) (5)	$20,173	$(8,688)	$6,676	$1,747	$(14,050)

(1)The following table presents stock-based compensation expense included in each respective expense category:

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue	$556	$1,284	$915	$507	$489
Sales and marketing	8,258	12,971	13,561	10,088	5,686
Technology and development	4,966	8,095	10,404	7,820	4,310
General and administrative	9,297	14,112	10,734	12,263	13,218
Total stock-based compensation expense	$23,077	$36,462	$35,614	$30,678	$23,703

(2)Reflects the discontinued operations of ALG through the divestiture date of November 30, 2020 and the associated gain on sale. See Note 4 to our audited consolidated financial statements for further details.
(3)See Note 13 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.
(4)Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), see “Non-GAAP Financial Measures.”
(5)Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) and a reconciliation of Non-GAAP net income (loss) to net income (loss), see “Non-GAAP Financial Measures.”

	At December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Selected Consolidated Balance Sheet Data
Cash and cash equivalents	$273,314	$181,534	$196,128	$197,762	$107,721
Working capital	282,061	185,571	213,897	205,573	117,549
Property and equipment, net	21,421	27,781	59,619	68,792	65,241
Total assets	458,061	421,687	420,960	384,834	294,448
Lease financing obligation	—	—	22,987	29,129	28,833
Total stockholders’ equity	382,782	327,271	346,553	313,118	224,581

Non-GAAP Financial Measures

    Adjusted EBITDA and Non-GAAP net income (loss) are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, interest expense, depreciation and amortization, stock-based compensation, non-cash warrant expense, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain costs associated with the departures of certain of our former executives, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment, other income, lease-exit costs, impairment of lease right-of-use assets and income taxes. We define Non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, non-cash warrant expense, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment, lease-exit costs, other expense (income), impairment of lease right-of-use assets, and related income tax impact of these adjustments. We have provided below a reconciliation of each of Adjusted EBITDA and Non-GAAP net income (loss) to net income (loss), the most directly comparable GAAP financial measure. Neither Adjusted EBITDA nor Non-GAAP net income (loss) should be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA and Non-GAAP net income (loss) measures may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA or Non-GAAP net income (loss) in the same manner as we calculate these measures.

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

    Our use of each of Adjusted EBITDA and Non-GAAP net income (loss) has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•Adjusted EBITDA does not reflect the payment or receipt of interest or the payment of income taxes;
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
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects severance charges associated with the departures of certain of our former executives;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects the lease exit costs associated with consolidation of our office locations in Santa Monica, California or impairment charges on our right of use (“ROU”) assets associated with subleasing;
•neither Adjusted EBITDA nor Non-GAAP net income (loss) reflects net loss from our equity method investment;
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

    The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$76,544	$(54,890)	$(28,321)	$(32,849)	$(41,708)
Income from discontinued operations, net of taxes	(96,383)	(3,445)	(3,394)	(3,916)	(1,899)
Loss from continuing operations	(19,839)	(58,335)	(31,715)	(36,765)	(43,607)

Non-GAAP adjustments:
Interest income	(462)	(2,480)	(2,789)	(1,144)	(367)
Interest expense	—	—	2,649	2,610	2,530
Depreciation and amortization	20,547	20,665	17,796	17,661	18,687
Stock-based compensation (1)	23,077	36,462	35,614	30,678	23,703
Warrant expense	—	—	—	—	46
Share of net loss from equity method investment	1,989	1,280	—	—	—
Certain litigation costs (2)	(1,939)	1,575	2,157	7,967	960
Executive departure costs (3)	—	5,089	—	—	508
Restructuring charges (4)	8,346	3,015	—	—	1,275
Transaction costs (5)	—	1,926	620	—	—
Change in fair value of contingent consideration	182	300	—	—	—
Goodwill impairment (6)	8,264	—	—	—	—
Other income	(198)	—	—	—	—
Lease exit costs (7)	—	—	—	(133)	3,065
Impairment of right-of-use (“ROU”) assets (8)	2,136	—	—	—	—
Benefit from income taxes	(6)	(1,321)	(1,209)	(2,719)	(1,376)
Adjusted EBITDA	$42,097	$8,176	$23,123	$18,155	$5,424

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. For the year ended December 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.
(3)The excluded amounts include (i) $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in 2019; and (ii) $0.5 million in executive severance costs related to an executive who terminated in 2016. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 and first quarter of 2019 to improve efficiency and reduce expenses. The amount in 2016 represents the charges associated with a reorganization of our product and technology teams to better align our resources with business objectives as we transitioned from multiple software platforms to a unified architecture. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
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
(7)The excluded amounts represent updated estimates of lease termination costs associated with the consolidation of our office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(8)The excluded amount represents an impairment charge on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

    The following table presents a reconciliation of net income (loss) to Non-GAAP net income (loss) for each of the periods presented:

	Year Ended
	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$76,544	$(54,890)	$(28,321)	$(32,849)	$(41,708)
Income from discontinued operations, net of taxes	(96,383)	(3,445)	(3,394)	(3,916)	(1,899)
Loss from continuing operations	(19,839)	(58,335)	(31,715)	(36,765)	(43,607)
Non-GAAP adjustments:
Stock-based compensation (1)	23,077	36,462	35,614	30,678	23,703
Loss from equity method investment	1,989	1,280	—	—	—
Warrant expense	—	—	—	—	46
Certain litigation costs (2)	(1,939)	1,575	2,157	7,967	960
Executive departure costs (3)	—	5,089	—	—	508
Restructuring charges (4)	8,346	3,015	—	—	1,275
Transaction costs (5)	—	1,926	620	—	—
Change in fair value of contingent consideration	182	300	—	—	—
Goodwill impairment (6)	8,264	—	—	—	—
Lease exit costs (7)	—	—	—	(133)	3,065
Other income	(198)	—	—	—	—
Impairment of right-of-use (“ROU”) assets (8)	2,136	—	—	—	—
Tax effect of above adjustments (9)	(1,845)	—	—	—	—
Non-GAAP net income (loss)	$20,173	$(8,688)	$6,676	$1,747	$(14,050)

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. For the year ended December 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.
(3)The excluded amounts include (i) $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in 2019; and (ii) $0.5 million in executive severance costs related to an executive who terminated in 2016. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 and first quarter of 2019 to improve efficiency and reduce expenses. The amount in 2016 represents the charges associated with a reorganization of our product and technology teams to better align our resources with business objectives as we transitioned from multiple software platforms to a unified architecture. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
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
(7)The excluded amounts represent updated estimates of lease termination costs associated with the consolidation of the Company’s office locations in Santa Monica, California in December 2015. We believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(8)The excluded amount represents an impairment charge on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(9)For periods prior to 2020, there was no income tax impact related to the adjustments made to calculate Non-GAAP net income (loss) because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets.

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

Our subsidiary, TCDS, provides our TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology of our DealerScience subsidiary, acquired in December 2018, to help consumers calculate accurate monthly payments.

Finally, our former ALG subsidiary provided forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios. On November 30, 2020, we divested ALG to J.D. Power. See Note 4 to our consolidated financial statements included herein for further details.

    During the year ended December 31, 2020, we generated revenues of $278.7 million and recorded a net income of $76.5 million, which comprised of $96.4 million income from discontinued operations offset by $19.8 million loss from continuing operations.

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
We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. Specifically, we have launched “Buy from Home” badge labeling of dealers offering such solutions designed to help consumers and dealers safely and remotely navigate car buying in response to social distancing guidelines during COVID-19. Dealers badged with “Buy from Home” on the TrueCar platform offer the following features:

•Remote paperwork processing
•Home vehicle delivery
•Verified vehicle sanitization

Additionally, we are accelerating our investment in digital automotive retailing as we seek to bring more of the purchasing process online to further support the needs of our dealers and consumers during this challenging and changing environment.
We have experienced significant disruptions since the outbreak was declared a pandemic. COVID-19 has impacted our results of operations as reflected in the year over year decline in revenues and could further impact our results of operations, financial condition and cash flows due to numerous uncertainties, including the severity and duration of the outbreak, actions taken by government authorities, economic uncertainty, the increasing number of consumers who are unemployed, and vehicle inventory shortages caused by closures in OEM production facilities. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and concessions that we may provide to our customers. Refer to Part I, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19.

Key Metrics

    We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2020	2019	2018
Average Monthly Unique Visitors	8,354,082	7,441,251	7,520,734
Units (1)	766,413	998,495	1,005,029
Monetization	$352	$335	$333
Franchise Dealer Count	10,589	12,565	12,674
Independent Dealer Count	3,794	4,395	3,655

(1)We issued full credits of the amount originally invoiced with respect to 17,655, 21,201, and 23,885 units during the years ended December 31, 2020, 2019, and 2018, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

    The number of average monthly unique visitors increased 12.3% to approximately 8.4 million for the year ended December 31, 2020 from approximately 7.4 million for the year ended December 31, 2019. The increase was primarily due to improvements to our search engine optimization strategy and a surge in online browsing as a result of COVID-19.

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

The number of units decreased 23.2% to 766,413 for the year ended December 31, 2020 from 998,495 for the year ended December 31, 2019. The unit decrease is primarily due to COVID-19, which was declared by the World Health Organization as a pandemic on March 11, 2020, as well as the wind-down of our partnership with USAA that ended on September 30, 2020. With COVID-19, social distancing was encouraged with many government authorities issuing “shelter-in-place” or “stay-at-home” orders, the closing of non-essential businesses, and temporary shutdowns of OEM production facilities. In 2021, we expect total units to be impacted by the continued effects of COVID-19 as well as the termination of the USAA partnership.

Monetization

    We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 5.1% to $352 during the year ended December 31, 2020 from $335 during the year ended December 31, 2019, primarily due to subscription revenue that did not readjust with lower unit volumes as well as increases within newer revenue streams, offset by concessions provided to certain subscription arrangements in the second quarter of 2020. We expect downward pressure on monetization in 2021 as we expect units to outpace rate recapture.

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

    Our franchise dealer count decreased to 10,589 at December 31, 2020 from 12,565 at December 31, 2019 and from 12,674 at December 31, 2018. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic as government authorities imposed restrictions on retail activity and a number of dealers opting to suspend their marketing spend to preserve their profitability during times of economic uncertainty. We expect our franchise dealer count to continue to fluctuate due to the impact of the COVID-19 pandemic and the effects of the termination of our partnership with USAA Federal Savings Bank.

Independent Dealer Count

    We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers who participate in our Auto Buying Program at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count decreased to 3,794 at December 31, 2020 from 4,395 at December 31, 2019 and from 3,655 at December 31, 2018. The decline in independent dealer count was primarily due to suspensions, cancellations or going-out-of-business due to COVID-19. We expect our independent dealer count to continue to fluctuate due to the impact of the COVID-19 pandemic.

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

    We report our financial results as one operating segment, with three distinct service offerings: Dealer products and services, OEM incentives, and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and to measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our dealer, OEM incentives and other offerings in order to gain more depth and understanding of the factors driving our business.

As discussed in Note 4 to the accompanying financial statements, the ALG divestiture met the criteria to be reported as discontinued operations. Therefore, we are reporting the historical results of ALG, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein.

Components of Operating Results

Revenues

    Our revenues are comprised primarily of dealer revenue and OEM incentives revenue. We recognize transaction revenue for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.

    Dealer.     Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience. During 2020, we introduced TrueCar Access, which offers dealers our subscription-based package that combines our TrueCar Trade solution and payments solution from DealerScience.

    Auto Buying Program revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees on a per-vehicle basis for sales to our users, on a per-introduction basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into several types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales, which we refer to as guaranteed-sales subscriptions, and subscriptions based on introduction volume, including those subject to downward adjustment based on a minimum number of introductions, which we refer to as guaranteed-introductions subscriptions. Additionally, certain dealers pay an incremental subscription fee for add-on products within our Auto Buying Program.

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

We offer additional add-on products to eligible dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings and TrueCar Reach. TrueCar Sponsor Listings enables a dealer to place qualifying vehicles at more prominent positions within the used car search results page. TrueCar Reach is a service offered to retarget in-market consumers on the dealer’s behalf with co-branded emails. Fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month under Sponsored Listings. Fees for our Reach product are also charged on a flat monthly rate regardless of the number of emails delivered.

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

    Other Revenue.    Other revenue consists primarily of fees earned associated with the USAA transition services agreement for the year ended December 31, 2020.

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

    Sales and Marketing. Sales and marketing expenses consist primarily of television, digital, and radio advertising; media production costs; affinity group partner marketing fees, which also include loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; common stock warrants issued to USAA; marketing sponsorship programs; and digital customer acquisition. See Part III, Item 13 “Certain Relationships, Related Party and Other Transactions — Strategic Partnerships — United Services Automobile Association” for a description of our previous arrangements with USAA. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs, which are expensed the first time the advertisement is aired.

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

Other Income. Other income primarily consists of fees earned associated with the transition services agreement with J.D. Power as a result of our ALG divestiture.

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2020 and December 31, 2019, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit (or expense) is significantly less than the federal statutory rate of 21%. Our benefit from income taxes for the year ended December 31, 2020 primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities. Our benefit from income taxes for the year ended December 31, 2019 primarily reflects a tax benefit associated with the intraperiod allocation required by ASC 740.

We had federal net operating loss carryforwards of approximately $269.2 million and state net operating loss carryforwards of approximately $215.1 million at December 31, 2020. At December 31, 2020, we also had federal and state research and development credit carryforwards of approximately $13.0 million and $10.2 million, respectively. Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. During the second quarter of 2020, we estimated that up to $86.8 million and $2.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. This limitation resulted in a reduction of deferred tax assets of $18.4 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. During the fourth quarter of 2020, we updated our Section 382 and 383 limitation to account for the divestiture of ALG’s net assets. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credit study, we anticipate that certain federal research and development credit carryforwards may expire unused.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. As a result, we plan to utilize California research and development credits to offset California state taxes incurred on the gains from the Divestiture, and thereby diminish our tax assets. We will continue to monitor possible future impact of changes in tax legislation.

    See Note 12 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

    The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$278,678	$335,046	$335,089
Costs and operating expenses:
Cost of revenue	21,549	27,828	26,136
Sales and marketing	151,915	226,977	211,208
Technology and development	44,930	56,114	60,251
General and administrative	49,989	64,318	52,762
Depreciation and amortization	20,547	20,665	17,796
Goodwill impairment	8,264	—	—
Total costs and operating expenses	297,194	395,902	368,153
Loss from operations	(18,516)	(60,856)	(33,064)
Interest income	462	2,480	2,789
Interest expense	—	—	(2,649)
Other income	198	—	—
Loss from equity method investment	(1,989)	(1,280)	—
Loss from continuing operations before income taxes	(19,845)	(59,656)	(32,924)
Benefit from income taxes	(6)	(1,321)	(1,209)
Loss from continuing operations	(19,839)	(58,335)	(31,715)
Income from discontinued operations, net of taxes	96,383	3,445	3,394
Net income (loss)	$76,544	$(54,890)	$(28,321)

    The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2020	2019	2018
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8	8	8
Sales and marketing	55	68	63
Technology and development	16	17	18
General and administrative	18	19	16
Depreciation and amortization	7	6	5
Goodwill impairment	3	—	—
Loss from operations	(7)	(18)	(10)
Interest income	*	1	1
Interest expense	—	—	(1)
Other income	*	—	—
Loss from equity method investment	(1)	*	—
Loss from continuing operations before income taxes	(7)	(18)	(10)
Benefit from income taxes	*	*	*
Loss from continuing operations	(7)	(17)	(9)
Income from discontinued operations, net of taxes	35	1	1
Net income (loss)	27%	(16)%	(8)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2020, 2019 and 2018

Revenues

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Revenues
Dealer revenue	$252,928	$317,965	$304,596	(20.5)%	4.4%
OEM incentives revenue	16,833	16,569	30,012	1.6%	(44.8)%
Other revenue	8,917	512	481	1,641.6%	6.4%
Total revenues	$278,678	$335,046	$335,089	(16.8)%	—%

    Year ended December 31, 2020 compared to year ended December 31, 2019. The decrease in our revenues of $56.4 million, or 16.8%, in 2020 as compared to 2019 primarily reflected a decrease in our dealer revenue offset by an increase in other revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 90.8%, 6.0%, and 3.2%, respectively, of revenues for 2020 as compared to 94.9%, 4.9%, and 0.2%, respectively, for 2019. The decrease of $65.0 million in dealer revenue for 2020 reflected a decrease in our Auto Buying Program revenue of $65.8 million primarily due to the impact of COVID-19 and concessions we provided to certain subscription arrangements as well as the wind-down of our partnership with USAA, offset by increases within newer revenue streams of $0.8 million. These decreases were offset by an increase of $8.4 million in other revenue primarily driven by fees earned related to the USAA transition services agreement for the year ended December 31, 2020.

    Year ended December 31, 2019 compared to year ended December 31, 2018. Revenue remained flat in 2019 as compared to 2018. Dealer revenue, OEM incentives revenue, and other revenue comprised 94.9%, 4.9%, and 0.2%, respectively, of revenues for 2019 as compared to 90.9%, 9.0%, and 0.1%, respectively, of revenues for 2018. The increase of $13.4 million in dealer revenue for the year ended December 31, 2019 reflected a 0.6% increase in monetization, along with increases within newer revenue streams of $9.2 million primarily due to our Trade and DealerScience products as well as an increase of $4.2 million due to growth in used car sales in 2019. The decrease of $13.4 million in OEM incentive revenue was primarily due to the lack of recurring revenue from a large OEM client and softness in our existing clients in 2019. Other revenue for 2019 remained materially consistent as compared to 2018.

Costs and Operating Expenses

    Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$21,549	$27,828	$26,136	(22.6)%	6.5%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	7.7%	8.3%	7.8%

    Year ended December 31, 2020 compared to year ended December 31, 2019. The decrease in cost of revenue of $6.3 million, or 22.6%, for 2020 as compared to 2019 was primarily due to a $2.6 million decrease in data and licensing costs, a $1.8 million decrease in employee-related costs related to reduced headcount following the restructuring undertaken in the second quarter of 2020, a $0.7 million decrease in stock-based compensation, and a $0.6 million decrease in conference and travel-related expenses.

    Year ended December 31, 2019 compared to year ended December 31, 2018. The increase in cost of revenue of $1.7 million, or 6.5%, for 2019 as compared to 2018 was primarily due to a $0.7 million increase in data and licensing costs, a $0.7 million increase in employee-related costs, and a $0.3 million increase in stock-based compensation.

    Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Sales and marketing expense	$151,915	$226,977	$211,208	(33.1)%	7.5%
Sales and marketing expense as a percentage of revenues	54.5%	67.7%	63.0%

    Year ended December 31, 2020 compared to year ended December 31, 2019. The decrease in sales and marketing expenses of $75.1 million, or 33.1%, for 2020 as compared to 2019 primarily reflected a $30.2 million decrease in partner marketing and revenue share paid to affinity marketing partners, a $23.4 million decrease in branded media spend, and a $10.5 million decrease, net of severance costs, in salaries and employee-related expenses due to reduced headcount following the restructuring undertaken in the second quarter of 2020. Further decreases include a $6.3 million decline in conference and travel-related expenses and a $4.7 million decrease in stock-based compensation.

    Year ended December 31, 2019 compared to year ended December 31, 2018. The increase in sales and marketing expenses of $15.8 million, or 7.5%, for 2019 as compared to 2018 reflected a $6.9 million increase in salaries and employee-related expenses, a $5.1 million increase in branded media spend, a $3.0 million increase in partner marketing and revenue share paid to affinity marketing partners, a $1.1 increase in facilities costs, a $0.8 million increase in creative production costs, and a $0.7 million increase in professional fees for outsourced services. These increases were partially offset by a $0.6 million decrease in stock-based compensation, a $0.5 million decrease in conference and travel-related expense and a $0.4 million decrease in marketing and other expenses.

Technology and Development Expenses

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Technology and development expenses	$44,930	$56,114	$60,251	(19.9)%	(6.9)%
Technology and development expenses as a percentage of revenues	16.1%	16.7%	18.0%
Capitalized software costs	$10,664	$11,253	$13,912	(5.2)%	(19.1)%

    Year ended December 31, 2020 compared to year ended December 31, 2019. The decrease in technology and development expenses of $11.2 million, or 19.9%, for 2020 as compared to 2019 primarily reflected a $6.2 million decrease, net of severance costs, in salaries and employee-related expenses due to reduced headcount following the restructuring undertaken in the second quarter of 2020, a $3.1 million decrease in stock-based compensation, and a $1.2 million decrease in conference and travel-related expenses.

    Capitalized software costs decreased $0.6 million for 2020 as compared to 2019 primarily due to a decrease in the amount of internally-developed software of $0.9 million offset by an increase in third-party software of $0.4 million.

    Year ended December 31, 2019 compared to year ended December 31, 2018. The decrease in technology and development expenses of $4.1 million, or 6.9%, for 2019 as compared to 2018 is primarily due to a decrease in stock-based compensation of $2.3 million, a $0.8 million decrease in professional fees for outsourced services, and a $0.6 million decrease in employee-related expenses due to reduced headcount.

    Capitalized software costs decreased $2.7 million for 2019 as compared to 2018 primarily due to a decrease in third-party software of $1.9 million and a decrease in the amount of internally-developed software of $0.8 million.
    General and Administrative Expenses

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
General and administrative expense	$49,989	$64,318	$52,762	(22.3)%	21.9%
General and administrative expense as a percentage of revenues	17.9%	19.2%	15.7%

    Year ended December 31, 2020 compared to year ended December 31, 2019. General and administrative expenses decreased $14.3 million, or 22.3%, for 2020 as compared to 2019. The decrease is primarily due to a $8.1 million decrease in costs for consulting and outsourced services, a $4.8 million decrease in stock-based compensation, a $3.0 million decrease in employee-related expenses due to decreased headcount following the restructuring undertaken in the second quarter of 2020, and a $1.2 million decrease in conference and travel-related expenses. These decreases were offset by a $2.1 million impairment charge on our right-of-use asset associated with an office lease and a $1.5 million increase in bad debt expense driven by an increase in our allowance for doubtful accounts due in part to the impact of COVID-19.

    Year ended December 31, 2019 compared to year ended December 31, 2018. General and administrative expenses increased $11.6 million, or 21.9%, for 2019 as compared to 2018. The increase is primarily due to a $5.0 million increase in employee-related expenses primarily due to $3.2 million in severance costs associated with the departure of our former chief executive officer in the second quarter of 2019, a $3.4 million increase in stock-based compensation primarily due to the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options provided to our former chief executive officer, a $2.2 million increase in costs for consulting and outsourced services, and a $1.0 million increase in overhead and facilities costs.

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Depreciation and amortization expenses	$20,547	$20,665	$17,796	(0.6)%	16.1%

    Year ended December 31, 2020 compared to year ended December 31, 2019. Depreciation and amortization expenses decreased $0.1 million, or 0.6%, for 2020 as compared to 2019. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

    Year ended December 31, 2019 compared to year ended December 31, 2018. Depreciation and amortization expenses increased $2.9 million, or 16.1%, for 2019 as compared to 2018. The increase is primarily due to a $2.4 million increase related to intangible assets acquired from the acquisition of DealerScience in December 2018 and a $0.6 million net increase associated with the reclassification of certain build-to-suit assets to leasehold improvements upon adoption of the new lease guidance in January 2019.

Goodwill Impairment

    For the year ended December 31, 2020, we recognized a non-cash goodwill impairment charge in the amount of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020. For further details, see Note 2 to our consolidated financial statements included herein.

Interest Income

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Interest income	$462	$2,480	$2,789	(81.4)%	(11.1)%

    Year ended December 31, 2020 compared to year ended December 31, 2019. Interest income decreased $2.0 million, or 81.4%, for 2020 as compared to 2019 primarily due to lower interest rates.

    Year ended December 31, 2019 compared to year ended December 31, 2018. Interest income decreased $0.3 million, or 11.1%, for 2019 as compared to 2018 primarily due to lower interest rates.

    Interest Expense

    Year ended December 31, 2019 compared to year ended December 31, 2018. Interest expense decreased $2.6 million to zero in 2019 as compared to 2018 primarily due to our exit from our San Francisco leased office space as of December 31, 2018, and with the adoption of the new leasing standard and the de-recognition of our lease financing obligation for our Santa Monica leased office space.

    Other Income

    Year ended December 31, 2020 compared to year ended December 31, 2019. For the year ended December 31, 2020, other income consists of fees earned from the transition services agreement associated with the divestiture of ALG.

    Benefit from Income Taxes

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Benefit from income taxes	$(6)	$(1,321)	$(1,209)	99.5%	(9.3)%

    Years ended December 31, 2020, December 31, 2019 and December 31, 2018. The benefit from income taxes for 2020 of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities. The benefit from income taxes for 2019 of $1.3 million primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740. The benefit from income taxes for 2018 of $1.2 million primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. During the second quarter of 2020, we estimated that up to $86.8 million and $2.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. This limitation resulted in a reduction of deferred tax assets of $18.4 million and was fully offset by a corresponding decrease in its valuation allowance, with no net tax provision impact. During the fourth quarter of 2020, we updated our Section 382 and 383 limitation to account for the divestiture of ALG’s net assets. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credit study, we anticipate that certain federal research and development credit carryforwards may expire unused.

Income from Discontinued Operations

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

	(dollars in thousands)
Income from discontinued operations, net of taxes	$96,383	$3,445	$3,394	2,697.8%	1.5%

Year ended December 31, 2020 compared to year ended December 31, 2019. Income from discontinued operations, net of taxes, increased $92.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a gain on sale of $92.5 million recognized on the ALG divestiture. See Note 4 to the consolidated financial statements included herein for more information.

Year ended December 31, 2019 compared to year ended December 31, 2018. Net income from discontinued operations, net of taxes, remained flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

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

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Average Monthly Unique Visitors	7,878,636	9,505,721	8,280,273	7,751,696	7,740,593	7,695,650	7,229,910	7,098,849
Units (1)	166,474	213,869	189,068	197,002	248,037	267,821	249,856	232,781
Monetization	$382	$346	$290	$392	$342	$320	$333	$348
Franchise Dealer Count	10,589	10,745	11,267	11,356	12,565	12,711	12,681	12,675
Independent Dealer Count	3,794	3,858	4,131	4,193	4,395	4,242	4,014	3,854

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(in thousands)
Revenues:
Dealer revenue	$60,852	$68,229	$50,049	$73,798	$80,904	$81,270	$78,977	$76,814
OEM incentive revenue	2,723	5,815	4,771	3,524	3,842	4,383	4,143	4,201
Forecasts, consulting, and other revenue	385	3,203	3,734	1,595	138	132	128	114
Total revenues	63,960	77,247	58,554	78,917	84,884	85,785	83,248	81,129
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,146	4,664	5,564	6,175	6,270	6,982	7,024	7,552
Sales and marketing	36,549	36,254	33,032	46,080	55,855	57,430	59,591	54,101
Technology and development	10,069	10,162	12,800	11,899	12,215	12,782	15,714	15,403
General and administrative	13,737	11,315	12,849	12,088	15,380	12,842	21,212	14,884
Depreciation and amortization	5,226	5,117	5,175	5,029	5,042	4,951	5,587	5,085
Goodwill impairment	—	—	—	8,264	—	—	—	—
Total costs and expenses	70,727	67,512	69,420	89,535	94,762	94,987	109,128	97,025
(Loss) income from operations	(6,767)	9,735	(10,866)	(10,618)	(9,878)	(9,202)	(25,880)	(15,896)
Interest income	10	13	61	378	477	594	669	740
Other (expenses) income	(252)	450	—	—	—	—	—	—
Loss from equity method investment	(529)	(571)	(507)	(382)	(543)	(464)	(273)	—
(Loss) income from continuing operations before income taxes	(7,538)	9,627	(11,312)	(10,622)	(9,944)	(9,072)	(25,484)	(15,156)
Provision for (benefit from) income taxes	126	38	62	(232)	(241)	(263)	(281)	(536)
(Loss) income from continuing operations	(7,664)	9,589	(11,374)	(10,390)	(9,703)	(8,809)	(25,203)	(14,620)
Income (loss) from discontinued operations, net of taxes	94,530	2,000	131	(278)	890	1,157	1,142	256
Net income (loss)	$86,866	$11,589	$(11,243)	$(10,668)	$(8,813)	$(7,652)	$(24,061)	$(14,364)
(Loss) income per share, basic
Continuing operations	$(0.07)	$0.09	$(0.11)	$(0.10)	$(0.09)	$(0.08)	$(0.24)	$(0.14)
Discontinued operations	$0.92	$0.02	$0.00	$0.00	$0.01	$0.01	$0.01	$0.00
(Loss) income per share, diluted
Continuing operations	$(0.07)	$0.09	$(0.11)	$(0.10)	$(0.09)	$(0.08)	$(0.24)	$(0.14)
Discontinued operations	$0.92	$0.02	$0.00	$0.00	$0.01	$0.01	$0.01	$0.00
Other Financial Information (2):
Adjusted EBITDA	$6,071	$20,489	$8,812	$6,725	$1,718	$3,056	$878	$2,524
Non-GAAP net income (loss)	$(1,116)	$15,347	$3,636	$2,306	$(2,606)	$(1,038)	$(3,759)	$(1,285)

(1)We issued full credits of the amount originally invoiced with respect to 4,505, 4,790, 2,847, 5,513, 5,423, 6,100, 3,985 and 5,693 units during the three months ended December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, respectively. The number of units has not been adjusted downward to reflect units credited.
(2)Adjusted EBITDA and Non-GAAP net income (loss) are not measures of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income (loss), or any other measures derived in accordance with GAAP. For definitions of Adjusted EBITDA and Non-GAAP net income (loss) and a reconciliation of net income (loss) to Adjusted EBITDA and Non-GAAP net income (loss), see “Non-GAAP Financial Measures.”

    The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(in thousands)
Reconciliation of Net Income ( Loss) to Adjusted EBITDA
Net income (loss)	$86,866	$11,589	$(11,243)	$(10,668)	$(8,813)	$(7,652)	$(24,061)	$(14,364)
(Income) loss from discontinued operations, net of taxes	(94,530)	(2,000)	(131)	278	(890)	(1,157)	(1,142)	(256)
(Loss) income from continuing operations	(7,664)	9,589	(11,374)	(10,390)	(9,703)	(8,809)	(25,203)	(14,620)

Non-GAAP Adjustments:
Interest income	(10)	(13)	(61)	(378)	(477)	(594)	(669)	(740)
Depreciation and amortization	5,226	5,117	5,175	5,029	5,042	4,951	5,587	5,085
Stock-based compensation (1)	5,445	5,607	6,111	5,914	6,202	6,805	15,157	8,298
Share of net loss of equity method investment	529	571	507	382	543	464	273	—
Certain litigation costs (2)	—	—	—	(1,939)	139	157	351	928
Executive departure costs (3)	—	—	—	—	138	270	4,681	—
Restructuring charges (4)	—	—	8,346	—	—	—	—	3,015
Transaction costs (5)	—	—	—	—	—	—	832	1,094
Change in fair value of contingent consideration	31	30	46	75	75	75	150	—
Goodwill impairment (6)	—	—	—	8,264	—	—	—	—
Other expense (income)	252	(450)	—	—	—	—	—	—
Impairment of ROU assets (7)	2,136	—	—	—	—	—	—	—
Provision for (benefit from) income taxes	126	38	62	(232)	(241)	(263)	(281)	(536)
Adjusted EBITDA (8)	$6,071	$20,489	$8,812	$6,725	$1,718	$3,056	$878	$2,524

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the year ended December 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.

(3)The excluded amounts include $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in the second quarter of 2019. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 and first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

(7)The excluded amount represents an impairment charge on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(8)Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures derived in accordance with GAAP. For a definition of Adjusted EBITDA, see “Non-GAAP Financial Measures.”

    The following table presents a reconciliation of net income (loss) to Non-GAAP net (loss) income for each of the periods presented:

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(in thousands)
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss)
Net income (loss)	$86,866	$11,589	$(11,243)	$(10,668)	$(8,813)	$(7,652)	$(24,061)	$(14,364)
(Income) loss from discontinued operations, net of taxes	(94,530)	(2,000)	(131)	278	(890)	(1,157)	(1,142)	(256)
(Loss) income from continuing operations	(7,664)	9,589	(11,374)	(10,390)	(9,703)	(8,809)	(25,203)	(14,620)
Non-GAAP Adjustments:
Stock-based compensation (1)	5,445	5,607	6,111	5,914	6,202	6,805	15,157	8,298
Loss from equity method investment	529	571	507	382	543	464	273	—
Certain litigation costs (2)	—	—	—	(1,939)	139	157	351	928
Executive departure costs (3)	—	—	—	—	138	270	4,681	—
Restructuring charges (4)	—	—	8,346	—	—	—	—	3,015
Transaction costs (5)	—	—	—	—	—	—	832	1,094
Change in the fair value of contingent consideration	31	30	46	75	75	75	150	—
Goodwill impairment (6)	—	—	—	8,264	—	—	—	—
Other expense (income)	252	(450)	—	—	—	—	—	—
Impairment of ROU assets (7)	2,136	—	—	—	—	—	—	—
Tax effect of above adjustments (8)	(1,845)	—	—	—	—	—	—	—
Non-GAAP net income (loss) (9)	$(1,116)	$15,347	$3,636	$2,306	$(2,606)	$(1,038)	$(3,759)	$(1,285)

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in the second quarter of 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.

(2)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits. For the year ended December 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.

(3)The excluded amounts include $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in the second quarter of 2019. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

(4)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 and first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.

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

(7)The excluded amount represents an impairment charge on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(8)For periods prior to the fourth quarter of 2020, there was no income tax impact related to the adjustments made to calculate Non-GAAP net (loss) income because of our available net operating loss carryforwards and the full valuation allowance recorded against our net deferred tax assets.

(9)Non-GAAP net income (loss) is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other measures derived in accordance with GAAP. For a definition of Non-GAAP net income (loss) see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

    At December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $273.3 million.

    We have incurred cumulative losses of $355.5 million from our operations through December 31, 2020, and expect to incur additional losses in the future. We are continuously monitoring our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

    We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on February 18, 2021. Prior to the expiration of the credit facility, we extended the maturity date to April 19, 2021. No amounts were outstanding at December 31, 2020. The amount available under the credit facility at December 31, 2020 was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million. See Note 8 of our consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program

    In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. For the year ended December 31, 2020, we repurchased and retired a total of 9.3 million shares under the Program for $42.2 million. As of December 31, 2020, we have a remaining authorization of $32.8 million for future share repurchases.

Cash Flows

The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$29,898	$12,823	$16,077
Net cash used in investing activities	(10,277)	(33,355)	(42,207)
Net cash (used in) provided by financing activities	(49,238)	(480)	16,723
Net cash used in continuing operations	(29,617)	(21,012)	(9,407)
Net cash provided by discontinued operations	121,397	6,418	7,773
Net increase (decrease) in cash and cash equivalents	$91,780	$(14,594)	$(1,634)

Operating Activities of Continuing Operations

    Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, and marketing and advertising expenses. We have experienced positive operating cash flows despite having experienced a net loss due to the inclusion of non-cash expenses and charges.

    Cash provided by operating activities in 2020 was $29.9 million. This was primarily due to a loss from continuing operations of $19.8 million, which adjusted for non-cash items, including stock-based compensation expense of $23.1 million, depreciation and amortization expense of $20.4 million, goodwill impairment of $8.3 million, amortization of lease right-of-use assets of $5.4 million, bad debt expense of $3.0 million, and asset impairment and write-off of $2.4 million primarily due to a ROU asset impairment of $2.1 million. Net cash provided by operating activities also included a $14.2 million decrease from changes in operating assets and liabilities. The $14.2 million decrease primarily reflected a decrease of $8.2 million in accounts payable primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $6.3 million and a decrease in accrued expenses and other current liabilities of $4.1 million driven by reduced accrued legal fees, offset by an increase of $2.3 million in accounts receivable primarily due to the timing of cash collections, an increase of $1.3 million in prepaid expense and other assets primarily due to a decrease in prepaid marketing costs.

    Cash provided by operating activities in 2019 was $12.8 million. This was primarily due to a loss from continuing operations of $58.3 million, which adjusted for non-cash items, including stock-based compensation expense of $36.5 million, depreciation and amortization expense of $20.7 million and amortization of lease right-of-use assets of $5.9 million. Net cash provided by operation activities also included a $3.7 million increase in changes in operating assets and liabilities. The $3.7 million increase primarily reflected an increase of $10.5 in accrued expenses and other current liabilities mainly driven by accrued marketing costs and a $4.0 million increase in accounts receivable primarily due to the timing of cash collections, offset by a $6.8 million decrease in operating lease liabilities and a $4.9 million decrease in accounts payable.

    Cash provided by operating activities in 2018 was $16.1 million. This was primarily due to a loss from continuing operations of $31.7 million, which adjusted for non-cash items, including stock-based compensation expense of $35.6 million and depreciation and amortization expense of $17.8 million. Net cash provided by operating activities also included a $7.7 million decrease from changes in operating assets and liabilities. The $7.7 million decrease primarily reflected a $9.0 million decrease in accounts receivable due to the timing of cash collections, a $3.6 million decrease in prepaid expenses and other assets primarily due to an increase in prepaid marketing costs, offset by a $7.5 million increase in accounts payable primarily due to an increase in marketing fees payable to our affinity group partners and advertisers.

Investing Activities of Continuing Operations

    Our investing activities consist primarily of cash paid for equity method investment, the acquisition of DealerScience and capital expenditures for capitalized software development costs and property and equipment.

    Cash used in investing activities of $10.3 million during 2020 was for purchases of property and equipment, consisting primary of $9.1 million of investments in software.

    Cash used in investing activities of $33.4 million during 2019 resulted primarily from a $23.2 million equity method investment in Accu-Trade as well as $10.2 million of purchases of property and equipment, consisting primarily of $9.8 million of investments in software.

Cash used in investing activities of $42.2 million during 2018 resulted primarily from $26.9 million of cash paid for the acquisition of DealerScience and $16.1 million of purchases of property and equipment, consisting primary of $12.5 million of investments in software.

Financing Activities of Continuing Operations

    Cash used in financing activities of $49.2 million during 2020 primarily represents payments of $42.8 million for the repurchase of our common stock, taxes paid of $4.3 million for the net shares settlement of equity awards, and a $2.3 million payment related to the fair value portion of a contingent consideration related to our 2018 acquisition of DealerScience.

    Cash used in financing activities of $0.5 million for 2019 reflects taxes paid for the net share settlement of certain equity awards of $3.3 million, offset by $2.9 million of proceeds from the exercise of stock options.

Cash provided by financing activities of $16.7 million for 2018 reflects $19.8 million of proceeds from the exercise of stock options, offset by taxes paid for the net share settlement of certain equity awards of $3.0 million.

Net Cash Provided by Discontinued Operations

Net cash provided by discontinued operations of $121.4 million in 2020 includes net cash provided by operating activities of $9.2 million and cash provided by investing activities of $112.2 million, primarily from cash proceeds received from the sale of ALG. See Note 4 to the accompanying consolidated financial statements for additional information.

Net cash provided by discontinued operations of $6.4 million in 2019 includes net cash provided by operating activities of $7.5 million, offset by cash used in investing activities of $1.1 million for purchases of property and equipment.

Net cash provided by discontinued operations of $7.8 million in 2018 includes net cash provided by operating activities of $8.8 million, offset by cash used in investing activities of $1.0 million for purchases of property and equipment.

Contractual Obligations and Known Future Cash Requirements

Contractual Obligations

    Set forth below is information concerning our known contractual obligations at December 31, 2020:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Lease obligations (1)	$44,158	$6,599	$14,997	$13,943	$8,619
Purchase obligations (2)	14,923	6,989	6,732	1,202	—
Contingent Consideration (3)	2,459	2,459	—	—	—
Total	$61,540	$16,047	$21,729	$15,145	$8,619

(1)    Lease obligations consist of various leases for office space and have not been reduced by minimum non-cancelable sublease rentals aggregating $1.5 million.

(2)    Purchase obligations include long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding as of December 31, 2020. Purchase obligations exclude agreements that are cancelable without penalty.

(3)    Contingent consideration as part of the DealerScience acquisition relates to the second earnout payment presented at its fair value. The undiscounted earnout payment of $2.5 million for DealerScience is due in 2021.

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

    We believe that the assumptions and estimates associated with revenue recognition, sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, income taxes, and the expensing and capitalization of software and website development costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of our consolidated financial statements included herein.

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
    We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligation or obligations are satisfied.
    Deferred revenue is recognized on the accompanying consolidated balance sheets when payments are received in advance of us meeting all of the revenue recognition criteria described above.

Dealer Revenue

    Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience. During 2020, we introduced TrueCar Access, which offers dealers our subscription-based package product offerings that combine our TrueCar Trade solution and payments solution from DealerScience.
    Our Auto Buying Program revenue includes fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay us fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying Program users or under a subscription arrangement. Additionally, certain Dealers pay an incremental subscription fee for add-on products within our Auto Buying Program. Contracts are cancellable by the Dealer or us at any time. We do not provide significant dealer financing terms.

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
Auto Buying Program Add-On Features. We offer additional add-on products to eligible Dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings (“Sponsored Listings”) and TrueCar Reach (“Reach”). Sponsored Listings enables a Dealer to place qualifying vehicles at more prominent positions within the used car search results page. Reach is a service offered to retarget in-market consumers on the Dealer’s behalf with co-branded emails. Fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month under Sponsored Listings. Fees for our Reach product are also charged on a flat monthly rate regardless of the number of emails delivered. Subscription fees are recognized on a monthly basis.

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
Other Revenues
    Other revenues in the past have been immaterial. For the year ended December 31, 2020, other revenues primarily consists of fees earned related to the USAA transition services agreement that terminated on September 30, 2020.
Allowances for Doubtful Accounts
In years prior to 2020, we determined our allowance for doubtful accounts based on our historical write-off experience and specific circumstances that make it likely that recovery will not occur. We reviewed the allowance for doubtful accounts periodically and assessed the aging of account balances, with an emphasis on those that are past due over ninety days. Account balances are charged off against the allowance when we determine that it is probable the receivable will not be recovered.

On January 1, 2020, we adopted the new accounting guidance on measuring credit losses on our trade accounts receivable. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information.

Under the new guidance, we consider the need to adjust historical information to reflect the extent to which we expect current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The primary current and future economic indicators that we use to develop our current estimate of expected losses included the current and forecast U.S. Gross Domestic Product (“GDP”).

We calculate the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to our accounts receivable include revenue billing model and aging status.

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

We test for goodwill impairment annually at December 31. At December 31, 2020, we estimated the fair value of our single reporting unit using a market approach, which is based on the market capitalization by using our share price in the NASDAQ Global Market and an appropriate control premium. As our market capitalization without consideration for any control premium was higher than the net book value of our reporting unit, we concluded that goodwill was not impaired as of December 31, 2020.

During the first quarter of 2020, the Company experienced a decline in its enterprise market capitalization. Additionally, as a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, we concluded a triggering event had occurred. In light of these factors, we performed an interim quantitative impairment test as of March 31, 2020, in which we estimated the fair value of our single reporting unit by utilizing an income approach which uses a discounted cash flow analysis. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, we determined that the income approach provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the revenue growth rates, workforce cost savings, long-term growth rates and the discount rate. Our assumptions were based on historical data supplemented by current and anticipated market conditions. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting unit, it is possible that a material change could occur. If actual results are not consistent with our estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair value, the fair value of our reporting unit may decrease below its net carrying value, which could result in further impairment of our goodwill.

During the years ended December 31, 2019 and 2018, there were no impairment charges recorded on our goodwill. We elected to conduct a quantitative assessment using a market approach, which is based on the market capitalization by using our share price in the NASDAQ Global Market and an appropriate control premium. As our market capitalization without consideration for any control premium exceeded the carrying value, we concluded that there was no impairment of goodwill.

Impairment of Long-Lived Assets

    We assess the impairment of long-lived assets, consisting primarily of property and equipment, right-of-use assets and intangible assets resulting from business combinations, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equals to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. When measuring the recoverability of these assets, we make assumptions regarding our estimated future cash flows expected to be generated by the assets. During the year December 31, 2020, we recorded a ROU asset impairment charge of $2.1 million related to an operating lease. See Note 3 to the accompanying consolidated financial statements for additional information. During the years ended December 31, 2019 and 2018, there were no impairment charges recorded on long-lived assets.

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

Interest Rate Risk

    We had cash and cash equivalents of $273.3 million at December 31, 2020, which consist entirely of bank deposits and short-term money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

    We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

    To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2020, we had no borrowings under the credit facility.

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

    Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

    On March 2, 2021, Simon E. Smith, Executive Vice President of Dealer Solutions at the Company, notified the Company that he resigned from his position at the Company as of April 1, 2021.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

    The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

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

Item 11. Executive Compensation

    The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 14. Principal Accounting Fees and Services

    The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.Financial Statements:

2.Financial Statements Schedule

    All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.Exhibits

    The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
2.3*	Membership Interest Purchase Agreement, dated as of July 31, 2020, by and among J.D. Power, TrueCar, Inc. and ALG, Inc.		X	8-K	2.1	August 6, 2020
2.4	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of January 14, 2021, by and between the Registrant and J.D. Power.	X
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 10, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and the United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.3	Description of Securities.		X	10-K	4.3	February 28, 2020

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.4	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.5	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.6	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.7	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.8	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.9	First Amendment to Third Amended & Restated Loan and Security Agreement, dated February 28, 2018, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.15	March 1, 2018
10.10	Second Amendment to Third Amended & Restated Loan and Security Agreement, dated December 6, 2018, by and between the Registrant, TrueCar Dealer Solutions, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.11	March 1, 2019
10.11*	Consent Agreement, dated as of August 4, 2020, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	X
10.12	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated February 17 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	X
10.13#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.14#	2015 Inducement Equity Incentive Plan.		X	8-K	10.1	December 16, 2015
10.15#	2015 Inducement Equity Incentive Plan - Form of Stock Option Agreement.		X	8-K	10.2	December 16, 2015
10.16#	Form of Performance Unit Award Agreement under the 2014 Equity Incentive Plan.		X	8-K	10.1	March 21, 2019
10.17#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.2	May 11, 2020

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.18#	Form of Retention RSU Award Agreement		X	10-Q	10.3	May 11, 2020
10.19#	Employment Agreement, dated February 28, 2017, by and between the Registrant and Michael Darrow.		X	10-K	10.28	March 1, 2018
10.20#	Amended and Restated Employment Agreement, dated March 9, 2020, by and between the Registrant and Michael Darrow.		X	8-K	10.1	March 10, 2020
10.21#	Employment Agreement, dated May 24, 2019, by and between the Registrant and Noel B. Watson.		X	10-Q	10.3	August 9, 2019
10.22#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.23#	Employment Agreement, dated as of July 15, 2019, by and between the Registrant and Simon Smith.		X	10-Q	10.5	August 9, 2019
10.24#	Separation Agreement and Release, dated July 18, 2019, by and between the Registrant and Chip Perry.		X	10-Q	10.6	August 9, 2019
10.25#	Consulting Agreement, dated July 18, 2019, by and between the Registrant and Chip Perry.		X	10-Q	10.7	August 9, 2019
10.26#	Separation Agreement and Release, dated March 20, 2019, by and between the Registrant and John Pierantoni.		X	10-Q	10.1	August 9, 2019
10.27#	Consulting Agreement, dated March 20, 2019, by and between the Registrant and John Pierantoni.		X	10-Q	10.2	August 9, 2019
10.28#	Employment Agreement, dated September 9, 2020, by and between the Registrant and Kristin Slanina.		X	10-Q	10.1	November 6, 2020
10.29#	Separation Agreement and Release, dated as of November 4, 2020, by and between the Registrant and Noel B. Watson.		X	10-Q	10.2	November 6, 2020
10.30#	Employment Agreement, dated as of January 20, 2021, by and between the Registrant and Jantoon Reigersman.	X
10.31*+	Transition Services Agreement, dated as of February 14, 2020, by and between the Registrant and USAA Federal Savings Bank.		X	8-K	10.1	February 20, 2020
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Monica, State of California, on March 5, 2021.

TRUECAR, INC.
By:	/s/ Michael D. Darrow
Michael D. Darrow
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jantoon E. Reigersman and Jeffrey J. Swart, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Darrow	President and Chief Executive Officer	March 5, 2021
Michael Darrow	(Principal Executive Officer)

/s/ Jantoon E. Reigersman	Chief Financial Officer	March 5, 2021
Jantoon E. Reigersman	(Principal Financial Officer)

/s/ Charles Thomas	VP, Controller	March 5, 2021
Charles Thomas	(Principal Accounting Officer)

/s/ Robert Buce	Director	March 5, 2021
Robert Buce

/s/ Barbara Carbone	Director	March 5, 2021
Barbara Carbone

/s/ Christopher Claus	Director	March 5, 2021
Christopher Claus

/s/ Erin Lantz	Director	March 5, 2021
Erin Lantz

/s/ Philip McKoy	Director	March 5, 2021
Philip McKoy

/s/ John Mendel	Director	March 5, 2021
John Mendel

/s/ Wesley Nichols	Director	March 5, 2021
Wesley Nichols

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimate of Variable Consideration to be Received Upon Future Sales

As described in Note 2 to the consolidated financial statements, for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the dealer and for the amount that management estimates it will be able to earn. To formulate this estimate, management uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in period. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset. For the year ended December 31, 2020, revenue from the pay-per-sale billing model makes up a portion of total consolidated revenues of $278.7 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to the estimate of variable consideration to be received upon future sales, is a critical audit matter are (i) the significant judgment by management when determining the estimate of the expected number of sales resulting from in-period introductions and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the assumption related to the estimate of the expected number of sales resulting from in-period introductions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimate of the expected number of sales from in-period introductions. These procedures also included, among others, (i) testing management’s process for determining the expected number of sales resulting from in-period introductions; (ii) evaluating the appropriateness of the expected value method; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of the significant assumption used by management related to whether the historical introductions to vehicle sale rate trend remains relevant. Evaluating management’s assumption related to the historical introductions to vehicle sale rate trend to the expected number of sales resulting from in-period introductions involved evaluating whether the assumption was reasonable considering current sales trends.

Interim Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $51.2 million as of December 31, 2020. Management assesses recoverability of goodwill on an annual basis or when circumstances indicate that the carrying value of goodwill may not be recoverable. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with management’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, management concluded a triggering event had occurred and performed a quantitative impairment test as of March 31, 2020, in which management estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow analysis. Determining the fair value of the Company’s single reporting unit requires the exercise of significant assumptions and judgments including the revenue growth rates, workforce cost savings, long-term growth rates, and the discount rate. Based on the results of the interim impairment test, management concluded that the carrying value is greater than the fair value and recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Company is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, workforce cost savings, long-term growth rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Company’s single reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of management’s discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, workforce cost savings, long-term growth rates, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and workforce cost savings involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the long-term growth rates and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 5, 2021

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$273,314	$181,534
Accounts receivable, net of allowances of $7,147 and $6,591 at December 31, 2020 and 2019, respectively (includes related party receivables of $0 and $209 at December 31, 2020 and 2019, respectively)	32,923	38,239
Prepaid expenses	5,800	7,158
Other current assets	12,901	6,033
Current assets of discontinued operations	—	6,777
Total current assets	324,938	239,741
Property and equipment, net	21,421	27,781
Operating lease right-of-use assets	29,192	36,064
Goodwill	51,205	59,469
Intangible assets, net	6,600	9,000
Equity method investment	19,905	21,894
Other assets	4,800	3,620
Noncurrent assets of discontinued operations	—	24,118
Total assets	$458,061	$421,687
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $913 and $6,439 at December 31, 2020 and 2019, respectively)	$13,198	$21,319
Accrued employee expenses	6,506	5,969
Operating lease liabilities, current	4,771	5,875
Accrued expenses and other current liabilities (includes related party accrued expenses of $0 and $1,299 at December 31, 2020 and 2019, respectively)	18,402	20,252
Current liabilities of discontinued operations	—	755
Total current liabilities	42,877	54,170
Deferred tax liabilities	40	783
Operating lease liabilities, net of current portion	31,974	37,127
Other liabilities	388	2,336
Total liabilities	75,279	94,416
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2020 and 2019, respectively; 99,690,942 and 106,865,830 shares issued and outstanding at December 31, 2020 and 2019, respectively	10	11
Additional paid-in capital	738,290	759,322
Accumulated deficit	(355,518)	(432,062)
Total stockholders’ equity	382,782	327,271
Total liabilities and stockholders’ equity	$458,061	$421,687

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues (includes related party net revenue of $8,091 for the year ended December 31, 2020, and related party contra revenue of $1,189 and $0 for the years ended December 31 2019 and 2018, respectively)	$278,678	$335,046	$335,089
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below and includes related party expenses of $1,744, $966, and $0, for the years ended December 31, 2020, 2019, and 2018, respectively)	21,549	27,828	26,136
Sales and marketing (includes related party expenses of $1,878, $23,191, and $22,128, for the years ended December 31, 2020, 2019, and 2018, respectively)	151,915	226,977	211,208
Technology and development	44,930	56,114	60,251
General and administrative	49,989	64,318	52,762
Depreciation and amortization	20,547	20,665	17,796
Goodwill impairment	8,264	—	—
Total costs and operating expenses	297,194	395,902	368,153
Loss from operations	(18,516)	(60,856)	(33,064)
Interest income	462	2,480	2,789
Interest expense	—	—	(2,649)
Other income	198	—	—
Loss from equity method investment	(1,989)	(1,280)	—
Loss from continuing operations before income taxes	(19,845)	(59,656)	(32,924)
Benefit from income taxes	(6)	(1,321)	(1,209)
Loss from continuing operations	(19,839)	(58,335)	(31,715)
Income from discontinued operations, net of taxes	96,383	3,445	3,394
Net income (loss)	$76,544	$(54,890)	$(28,321)
(Loss) income per share, basic and diluted
Continuing operations	$(0.19)	$(0.55)	$(0.31)
Discontinued operations	$0.91	$0.03	$0.03

Weighted average common shares outstanding, basic and diluted	106,315	105,805	102,149
Other comprehensive income (loss):
Comprehensive income (loss)	$76,544	$(54,890)	$(28,321)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	100,428,656	$10	$664,192	$(351,084)	$313,118
Cumulative-effect of accounting change adopted as of January 1, 2018	—	—	—	5,923	5,923
Net loss	—	—	—	(28,321)	(28,321)
Stock-based compensation	—	—	39,109	—	39,109
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	3,908,852	—	16,724	—	16,724
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(54,890)	(54,890)
Stock-based compensation	—	—	39,785	—	39,785
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,528,322	1	(488)	—	(487)
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net income	—	—	—	76,544	76,544
Repurchase of common stock	(9,282,485)	(1)	(42,334)	—	(42,335)
Stock-based compensation	—	—	25,456	—	25,456
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,107,597	—	(4,154)	—	(4,154)
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$76,544	$(54,890)	$(28,321)
Income from discontinued operations, net of taxes	96,383	3,445	3,394
Loss from continuing operations	(19,839)	(58,335)	(31,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,372	20,695	17,780
Goodwill impairment	8,264	—	—
Deferred income taxes	(743)	215	(244)
Bad debt expense and other reserves	2,984	1,432	1,688
Stock-based compensation	23,077	36,462	35,614
Increase in the fair value of contingent consideration liability	182	300	—
Amortization of lease right-of-use assets	5,408	5,946	—
Loss from equity method investment	1,989	1,280	—
Non-cash interest expense on lease financing obligation	—	—	332
Impairment of right-of-use assets and write-off and net loss on disposal of finite-lived assets	2,436	1,109	270
Changes in operating assets and liabilities:
Accounts receivable	2,332	3,989	(8,969)
Prepaid expenses and other assets	1,297	(103)	(3,566)
Accounts payable	(8,221)	(4,922)	7,539
Accrued employee expenses	357	1,494	(2,177)
Operating lease liabilities	(6,257)	(6,846)	—
Accrued expenses and other current liabilities	(4,128)	10,504	(498)
Other liabilities	388	(397)	23
Net cash provided by operating activities - continuing operations	29,898	12,823	16,077
Net cash provided by operating activities - discontinued operations	9,219	7,521	8,756
Net cash provided by operating activities	39,117	20,344	24,833
Cash flows from investing activities
Purchase of property and equipment	(10,277)	(10,181)	(16,116)
Cash received from lease financing obligation exit	—	—	800
Cash paid for acquisition, net of cash acquired	—	—	(26,891)
Cash paid for equity method investment	—	(23,174)	—
Net cash (used in) investing activities - continuing operations	(10,277)	(33,355)	(42,207)
Net cash provided by (used in) investing activities - discontinued operations	112,178	(1,103)	(983)
Net cash provided by (used in) investing activities	101,901	(34,458)	(43,190)
Cash flows from financing activities
Payment of contingent consideration liability	(2,263)	—	—
Proceeds from exercise of common stock options	97	2,859	19,757
Taxes paid related to net share settlement of equity awards	(4,251)	(3,339)	(3,034)
Payments for the repurchase of common stock	(42,821)	—	—
Net cash (used in) provided by financing activities	(49,238)	(480)	16,723
Net increase (decrease) in cash and cash equivalents	91,780	(14,594)	(1,634)
Cash and cash equivalents at beginning of year	181,534	196,128	197,762
Cash and cash equivalents at end of year	$273,314	$181,534	$196,128
The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	For the Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—	$2,323
Income taxes	43	26	25

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$1,322	$1,670	$1,742
De-recognition of leased facility asset and lease financing obligation	—	—	6,889
Recognition of warrant asset and related liability	—	—	1,231
Contingent consideration recognized for acquisition	—	—	4,477
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	643	363	312
Capitalized asset retirement costs included in property and equipment	498	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TrueCar, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business
    TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., DealerScience, LLC and ALG, Inc. (up to the date of disposition) are collectively referred to as “TrueCar” or the “Company”; ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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

    Through its subsidiary TCDS, the Company provides its TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. The Company’s Payments solution leverages the digital retailing technology of its DealerScience subsidiary, acquired in December 2018, to help consumers calculate accurate monthly payments.
ALG provided forecasts, consulting, and other services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. ALG also obtained automobile purchase data from a variety of sources and uses this data to provide consumers and dealers with highly accurate, geographically specific, real-time pricing information. On November 30, 2020, the Company completed the sale of its 100% interest in ALG to J.D. Power, a Delaware corporation (“J.D. Power”). Refer to Note 4 for further discussion of this divestiture.

2. Summary of Significant Accounting Policies
Basis of Presentation
    The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).
As discussed in Note 4, the ALG divestiture met the criteria to be reported as discontinued operations. Therefore, the Company is reporting the historical results of ALG, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect continuing operations only.
Principles of Consolidation
    The accompanying consolidated financial statements include the accounts of TrueCar and its wholly owned subsidiaries. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. Divestitures are included in the Company’s consolidated financial statements through the date of disposition. All intercompany balances and transactions have been eliminated in consolidation.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Use of Estimates
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the recoverability and related impairment of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its single reporting unit related to goodwill impairment, right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2020 through November 16, 2020, the Company’s chief operating decision maker (“CODM”) was the President and Chief Executive Officer and the Chief Financial Officer, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Upon the resignation of the Company’s Chief Financial Officer effective November 16, 2020, the CODM was solely the President and Chief Executive Officer through December 31, 2020. During the year ended December 31, 2020, the Company’s operations were managed based on consolidated financial information for purposes of evaluating financial performance and allocating resources by the CODM.
    The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 5). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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
    Included in the initial carrying value of $22.9 million, which represents the fair value on the transaction date, was a basis difference of $22.9 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of Accu-Trade. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the losses of Accu-Trade and amortization of the basis difference. The Company amortizes its basis difference between the estimated fair value and the underlying book value of Accu-Trade’s technology and guarantor relationship over their respective useful lives using the straight-line method. These intangible assets are amortized over a weighted-average useful life of approximately 5 years measured at the transaction date.
Fair Value Measurements
    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•Level 1 — Quoted prices in active markets for identical assets or liabilities or funds.
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
    Certain assets, including the equity method investment, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the year ended December 31, 2020, the Company recognized a goodwill impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. See below for further information on goodwill. For the year ended December 31, 2020, the Company recorded a ROU asset impairment charge of $2.1 million related to an operating lease. See Note 3 for additional information. For the years ended December 31, 2019, and 2018, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
    The Company recorded a contingent consideration liability upon the acquisition of DealerScience in 2018. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive income (loss). The Company determined the fair value of the contingent consideration using the probability-adjusted discounted cash flow method. Because the DealerScience purchase agreement makes payment of the contingent consideration contingent on achievement of certain revenue milestones, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those milestones and discount rates. Significant increases or decreases in the probabilities of achieving the milestones would result in a significantly higher or lower fair value measurement, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2020 and 2019 by level within the fair-value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2020				At December 31, 2019
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$262,309	$—	$—	$262,309	$174,429	$—	$—	$174,429
Total Assets	$262,309	$—	$—	$262,309	$174,429	$—	$—	$174,429

Liabilities:
Contingent consideration, current	$—	$—	$2,459	$2,459	$—	$—	$2,441	$2,441
Contingent consideration, non-current	—	—	—	—	—	—	2,336	2,336
Total Liabilities	$—	$—	$2,459	$2,459	$—	$—	$4,777	$4,777

Contingent Consideration Obligations
    The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Year Ended December 31,
	2020	2019
Fair value, at beginning of year	$4,777	$4,477
Cash payments	(2,500)	—
Additions and changes in fair value	182	300
Fair value, at end of year	$2,459	$4,777

The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of Level 3 financial liabilities used to measure the contingent consideration liability at December 31, 2020:

Valuation Technique	Unobservable Input	Value
Discounted cash flow	Probability of achievement	100.0%
	Discount rate	4.9%

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
    Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, one customer

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
accounted for approximately 10% of the accounts receivable balance. No single customer comprised more than 10% of the Company’s accounts receivable balance at December 31, 2019.

    The Company’s largest source of unit sales and one of the largest sources of visitors from affinity group marketing partners in 2020 and 2019 came from its relationship with United Services Automobile Association (“USAA”), a related party until its partnership with the Company terminated on September 30, 2020. See Note 15 for further details.
Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
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
On January 1, 2020, the Company adopted the new accounting guidance on measuring credit losses on its trade accounts receivable using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses are measured and recognized at each reporting date based on historical, current and forecast information. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2020	2019	2018
Allowances, at beginning of year	$6,591	$3,342	$2,996
Charged as a reduction of revenue	8,365	11,566	8,662
Charged to bad debt expense in general and administrative expenses	2,984	1,432	1,688
Write-offs, net of recoveries	(10,793)	(9,749)	(10,004)
Allowances, at end of year	$7,147	$6,591	$3,342

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    At December 31, 2020 and 2019, capitalized software costs were $56.2 million and $46.6 million, respectively, before accumulated amortization of $38.5 million and $26.4 million, respectively. During the years ended December 31, 2020 and 2019, the Company recorded accelerated amortization of zero and $1.0 million, respectively, related to software assets that were determined to have shortened useful lives due to upgrades to the Company’s technology infrastructure.
    Expected amortization expense with respect to capitalized software costs at December 31, 2020 for each of the years through December 31, 2023 is as follows (in thousands):

Years ended December 31,
2021	$10,258
2022	5,619
2023	1,837
Total amortization expense	$17,714

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
Long-Lived Assets
    The Company evaluates the recoverability of its long-lived assets, including its ROU assets, with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the year December 31, 2020, the Company recorded a ROU asset impairment charge of $2.1 million related to an operating lease. See Note 3 for additional information. During the years ended December 31, 2019 and 2018, there were no impairment charges recorded on the Company’s long-lived assets.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow analysis. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that the income approach provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the revenue growth rates, workforce cost savings, long-term growth rates and the discount rate. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration market conditions. The discount rate is based on the weighted-average cost of capital, which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit was greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020, of which $1.9 million was included in discontinued operations. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.
At December 31, 2020 and 2019, the Company estimated the fair value of its single reporting unit using a market approach, which is based on the market capitalization by using its share price in the NASDAQ Global Market and an appropriate control premium. As the Company’s market capitalization without consideration for any control premium was higher than the net book value of its reporting unit, it concluded that goodwill was not impaired as of December 31, 2020 and 2019.
The following table summarizes the changes in goodwill for the year ended December 31, 2020 (in thousands):

Goodwill
Balance at December 31, 2019	$59,469
Impairment	(8,264)
Balance at December 31, 2020	$51,205

Warrant

    On November 19, 2018, TrueCar entered into a warrant agreement with DealerSync, Inc. (“DealerSync”) that entitles TrueCar to purchase up to 2,500,000 shares of DealerSync common stock at $1.60 per share. The warrant expired on November 19, 2020. The fair value was determined using a Monte-Carlo simulation. The Company recorded the fair value of the DealerSync warrant of $1.2 million in “other assets” and corresponding liabilities (the current portion of the liability of $0.2 million recorded in “accrued expenses and other current liabilities” and the non-current portion of $1.0 million recorded in “other liabilities”) in the consolidated balance sheet as of December 31, 2018, reflecting the benefit received as part of its commercial sales agent agreement with DealerSync. In June 2019, the Company terminated its commercial sales agent agreement with DealerSync, resulting in the write-off of the warrant asset and corresponding liability. The net impact of the write-offs was immaterial to the Company’s consolidated statements of comprehensive loss during the year ended December 31, 2019.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Revenue Recognition

We adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard replaces all existing revenue recognition guidance under GAAP. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with prior revenue guidance. See Note 5 for further details.

    Under the new revenue standard, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligation or obligations are satisfied.
Dealer Revenue

    Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience. During 2020, the Company introduced TrueCar Access, which offers dealers a subscription-based package that combine its TrueCar Trade solution and payments solution from DealerScience.
    Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying Program users, or under a subscription arrangement. Additionally, certain Dealers pay an incremental subscription fee for add-on products within our Auto Buying Program. Contracts are cancellable by the Dealer or the Company at any time. The Company does not provide significant Dealer financing terms.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Auto Buying Program Add-On Features. We offer additional add-on products to eligible Dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings (“Sponsored Listings”) and TrueCar Reach (“Reach”). Sponsored Listings enables a Dealer to place qualifying vehicles at more prominent positions within the used car search results page. Reach is a service offered to retarget in-market consumers on the Dealer’s behalf with co-branded emails. Fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month under Sponsored Listings. Fees for the Reach product are also charged on a flat monthly rate regardless of the number of emails delivered. Subscription fees are recognized on a monthly basis.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Cost of Revenue (exclusive of depreciation and amortization)
    Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and facilities costs. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statements of comprehensive income (loss).
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
    Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $57.0 million, $82.4 million, and $75.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Prepaid expenses include prepaid media costs of zero and $1.0 million at December 31, 2020 and 2019, respectively. Accrued marketing and advertising expenses were $7.2 million and $7.5 million at December 31, 2020 and 2019, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.

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
Share Repurchase Program
    Shares repurchased pursuant to the Company’s share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its capital surplus for the excess of the repurchase price over the par value. Since the inception of its share repurchase program in the third quarter of 2020, the Company has had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in-capital. Once the Company has retained earnings, the excess will be charged entirely to retained earnings.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Comprehensive Income (Loss)
    Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2020, 2019 and 2018, the Company had no other comprehensive income (loss) items and accordingly, net income (loss) equaled comprehensive income (loss).
Recent Accounting Pronouncements
    In October 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance that updates various codification topics by clarifying or improving disclosure requirements. The standard is effective for annual periods beginning after December 15, 2020. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s financial conditions, results or operations, cash flows or disclosures.
    In December 2019, the FASB issued new guidance intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside cost basis differences. The standard is effective for annual periods beginning after December 15, 2020, including interim reporting periods within those annual periods. The Company early adopted this standard effective January 1, 2020. As a result of the adoption, the exception to the intraperiod tax allocation rules due to a loss from continuing operations and income or a gain from discontinued operation was eliminated and the Company followed the general intraperiod allocation to determine total tax expense. See Note 12 for further details.
In August 2018, the FASB issued new guidance that modifies the disclosure requirements in fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued new guidance that aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

3.    Leases
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Lease Costs
    For the years ended December 31, 2020 and 2019, the Company recorded operating lease costs, excluding subleases, that were included in the consolidated statements of comprehensive loss as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2020	Year Ended December 31, 2019
Cost of revenue	$489	$740
Sales and marketing	1,680	1,741
Technology and development	2,420	2,462
General and administrative	2,887	3,597
Total operating lease costs	$7,476	$8,540
    The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. For the year ended December 31, 2018, the Company recorded lease costs, excluding subleases, of $4.9 million. The Company made cash payments of $8.3 million, $9.4 million and $9.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 6.3 years and weighted average discount rate of 5.7%. For its subleases, the Company recorded contra rent expense of $1.2 million, $2.0 million and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
During the year ended December 31, 2020, the Company recognized a ROU asset group impairment charge of $2.1 million reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the consolidated statements of comprehensive income (loss).
    The existing operating leases have remaining lease terms ranging from 4.0 to 9.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.
Lease Commitments
    Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2020 are as follows (in thousands):

Years ended December 31,
2021	$6,599
2022	7,369
2023	7,628
2024	7,860
2025	6,083
Thereafter	8,619
Total lease payments	$44,158
Less: imputed interest	(7,413)
Total lease liabilities (discounted)	$36,745

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31,	Sublease Income
2021	$228
2022	386
2023	434
2024	447
Total sublease income	$1,495

4.    Discontinued Operations

On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in other current assets and other assets in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. At December 31, 2020, the Company recorded a receivable of $7.5 million associated with the achievement of the first earnout based on certain 2020 revenue metrics. The Divestiture resulted in a pre-tax gain of $92.5 million for the year ended December 31, 2020. Net cash consideration received at close is included in investing activities of the discontinued operations on the accompanying consolidated statements of cash flows.
The Divestiture represents a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for all periods presented, while the assets and liabilities have been reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets included herein.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the balance sheet information for assets and liabilities of discontinued operations as of December 31, 2019 (in thousands):

December 31, 2019
Assets
Current assets
Accounts receivable, net of allowances	$6,649
Prepaid expenses and other current assets	128
Total current assets of discontinued operations	6,777
Property and equipment, net	2,016
Goodwill	13,842
Intangible assets, net	8,260
Total noncurrent assets of discontinued operations	24,118
Total assets of discontinued operations	$30,895
Liabilities
Current liabilities
Accounts payable	$17
Accrued expenses and other current liabilities	738
Total current liabilities of discontinued operations	$755

The following table presents the detail of “Income from discontinued operations, net of taxes” within the Statements of Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues	$17,361	$18,834	$18,482
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,286	5,599	5,018
Sales and marketing	1,625	2,365	2,207
Technology and development	1,188	1,074	1,097
General and administrative	971	830	1,378
Depreciation and amortization	2,910	4,926	4,881
Goodwill impairment	1,923	—	—
Total costs and operating expenses	12,903	14,794	14,581
Income from operations	4,458	4,040	3,901
Gain on sale	92,528	—	—
Interest income	171	1,015	525
Income from discontinued operations before income taxes	97,157	5,055	4,426
Provision for income taxes	774	1,610	1,032
Income from discontinued operations, net of taxes	$96,383	$3,445	$3,394

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Revenue Information and Deferred Sales Commissions
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

Deferred Sales Commissions

    Deferred sales commissions within other assets were $2.4 million and $2.8 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, amortization expense for deferred sales commissions was $1.8 million, $2.1 million and $1.7 million, respectively. There was no impairment loss in relation to the costs capitalized in any period.

    Contract Balances

    The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.8 million and $3.3 million at January 1, 2020 and 2019, respectively, were transferred to accounts receivable during the years ended December 31, 2020 and 2019 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.3 million and $2.8 million was recorded as of December 31, 2020 and 2019, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

Disaggregation of Revenue

    The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Dealer revenue	$252,928	$317,965	$304,596
OEM incentives revenue	16,833	16,569	30,012
Other revenue	8,917	512	481
Total revenues	$278,678	$335,046	$335,089

6. Property and Equipment, net
    Property and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Computer equipment, software, and internally developed software	$66,198	$55,844
Furniture and fixtures	4,610	4,927
Leasehold improvements	15,727	15,839
	86,535	76,610
Less: Accumulated depreciation	(65,114)	(48,829)
Total property and equipment, net	$21,421	$27,781

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    Included in the table above are property and equipment of $0.9 million and $1.2 million as of December 31, 2020 and 2019, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
    Total depreciation and amortization expense of property and equipment was $18.1 million, $18.3 million, and $17.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
    Amortization of internal use capitalized software development costs was $13.1 million, $12.9 million, and $12.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
    During the year ended December 31, 2020, the Company disposed of or retired certain fully depreciated computer equipment, software, and internally developed software with an original cost basis of $0.9 million.

7. Intangible Assets
    Intangible assets consisted of the following at December 31, 2020 and 2019 (in thousands):

	At December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$11,390	$(4,790)	$6,600
Customer relationships	2,800	(2,800)	—
Total	$14,190	$(7,590)	$6,600

	At December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$11,390	$(3,140)	$8,250
Customer relationships	2,800	(2,050)	750
Total	$14,190	$(5,190)	$9,000

    Amortization expense by asset type for the years ended December 31, 2020, 2019, and 2018 is shown below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Acquired technology and domain name	$1,650	$1,654	$74
Customer relationships	750	750	—
Total amortization	$2,400	$2,404	$74

    Expected amortization expense with respect to intangible assets at December 31, 2020 is as follows (in thousands):

Years ended December 31,
2021	$1,650
2022	1,650
2023	1,650
2024	1,650
Total amortization expense	$6,600

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Credit Facility
    The Company is party to a third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Credit Facility that, among other things, extended the expiration of the Credit Facility from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Credit Facility to make certain other revisions that do not alter the borrowing amounts, interest rates, or required ratios. In February 2021, the Company entered into a third amendment to the Credit Facility to extend the expiration date to April 19, 2021 that does not alter the borrowing amounts, interest rates, or required ratios. The Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.
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

    Consolidated leverage ratio is a ratio of all funded indebtedness, including all capital lease obligations, plus all letters of credit under the facility to the Company’s Adjusted EBITDA for the trailing twelve months. Fixed charge coverage ratio is the ratio of the Company’s Adjusted EBITDA minus cash income taxes to its cash interest payments for the trailing twelve months. The Credit Facility also limits the Company’s ability to pay dividends. At December 31, 2020 and 2019, the Company was in compliance with the Credit Facility’s financial covenants.

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

    At December 31, 2020 and 2019, the Company had no outstanding amounts under the Credit Facility. At December 31, 2020 and 2019, the amounts available were $32.2 million and $31.9 million, reduced for letters of credit issued and outstanding under the subfacility of $2.8 million and $3.1 million, respectively.

9. Commitments and Contingencies
Reorganization and Executive Departures
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $8.3 million in the second quarter of 2020 in connection with the Restructuring Plan. Of the total, the Company recorded $0.6 million in cost of revenue, $5.3 million in sales and marketing, $1.6 million in technology and development and $0.8 million in general and administrative expenses within the Company’s condensed consolidated statements of comprehensive income (loss) during the year ended December 31, 2020. Included in discontinued operations are restructuring costs of $0.2 million for the year ended December 31, 2020. The majority of the restructuring costs liability was paid during the year ended December 31, 2020 with the remainder expected

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
to be paid in 2021. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
    In January 2019, the Company initiated and completed a restructuring plan (the “Reorganization Plan”) to improve efficiency and reduce expenses. The Company recorded severance costs of approximately $3.0 million in the first quarter of 2019 in connection with the Reorganization Plan. Of the total, the Company recorded $0.3 million in cost of revenue, $1.0 million in sales and marketing, $1.6 million in technology and development and $0.1 million in general and administrative expenses within the Company’s consolidated statements of comprehensive income (loss) during the year ended December 31, 2019. Included in discontinued operations are restructuring costs of $0.3 million for the year ended December 31, 2020.
    In the second quarter of 2019, the Company incurred severance costs totaling $4.6 million associated with the separations of executive-level employees, including its former chief executive officer. Of the total, the Company recorded $0.4 million in sales and marketing, $0.9 million in technology and development and $3.3 million in general and administrative expenses in the Company’s consolidated statements of comprehensive income (loss) during the year ended December 31, 2019.

    The following table presents a roll forward of the restructuring costs liability for the years ended December 31, 2020 and 2019 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2018	$—
Expense (Continuing and Discontinued Operations)	7,871
Cash Payments	(7,843)
Accrual at December 31, 2019	28
Expense (Continuing and Discontinued Operations)	8,514
Cash Payments	(8,161)
Accrual at December 31, 2020	$381
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

California Derivative Litigation
    On March 6, 2019, the Company, certain of its then-current and former officers and directors and USAA were named as defendants in a derivative action filed by Dean Drulias nominally on behalf of the Company in the U.S. District Court for the Central District of California (the “California Derivative Litigation”). On March 12, 2019, the plaintiff filed an amended complaint, which alleged breach of fiduciary duties, unjust enrichment and violation of Section 10(b) and Section 29(b) of the Exchange Act and sought contribution for damages awarded against us in the Milbeck Federal Securities Litigation and an award of unspecified damages, interest, attorney’s fees and equitable relief based on substantially the same factual allegations as the Milbeck Federal Securities Litigation. On May 13, 2019, the Company filed motions to dismiss the amended complaint on the grounds of forum non conveniens based upon the exclusive forum provision of the Company’s certificate of incorporation, failure to make a pre-suit demand on the Company’s board of directors and failure to state a claim upon which relief may be granted. On October 23, 2019, the court granted the Company’s motion to dismiss the state-law claims with prejudice on the grounds of forum non conveniens and granted the Company’s motion to dismiss the federal-law claims without prejudice for failure to state a claim. In light of these rulings, the court declined to address the Company’s motion to dismiss for failure to show pre-suit demand futility. The court permitted the plaintiff to amend his complaint with respect to the dismissed federal-law claims, but on November 5, 2019, he informed the court that he declined to do so and stated his intent to appeal the court’s ruling. On November 18, 2019, the court entered judgment in favor of the defendants and against the plaintiff, and on December 13, 2019, the plaintiff appealed that judgment. On October 20, 2020, the court granted the parties’ stipulated motion to dismiss the appeal. As a result, the California Derivative Litigation is now resolved. The Company has not recorded an accrual related to this matter as of December 31, 2020 as the Company does not believe a loss is probable.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. The Company has not recorded an accrual related to this matter as of December 31, 2020 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2020 as the Company does not believe a loss is probable or reasonably estimable.

Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleges that the Company’s new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. The Company believes that the complaint is without merit, and intends to vigorously defend itself in this matter. The Company did not record an accrual related to this matter as of December 31, 2020, as the Company does not believe a loss is probable or reasonably estimable.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial position, results of operations, or cash flows.
Purchase Obligations
    At December 31, 2020, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$14,923	$6,989	$6,732	$1,202	$—

    Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2020. Purchase obligations exclude agreements that are cancellable without penalty.

10. Stockholders’ Equity
Share Repurchase Program
In the third quarter of 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. The timing and amount of any repurchases is determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. For the year ended December 31, 2020, the Company repurchased and retired a total of 9.3 million shares under the Program for $42.2 million. As of December 31, 2020, the Company had a remaining authorization of $32.8 million for future share repurchases.

Warrant Issued to USAA
    In May 2014, the Company extended our affinity group marketing agreement with USAA, the largest affinity partner and a significant stockholder of the Company. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. As a result of the termination of the USAA car-buying program on September 30, 2020, the warrant will expire on September 30, 2021.

    For the years ended December 31, 2020, 2019, and 2018, there was no warrant expense recognized.
    At December 31, 2020, there were 509,642 shares that were earned and outstanding under the warrant.
Reserve for Unissued Shares of Common Stock
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s equity incentive plans.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    The number of shares of the Company’s common stock reserved for these purposes at December 31, 2020 is as follows:

Number of Shares
Outstanding stock options	10,009,282
Outstanding restricted stock units	6,918,474
Outstanding common stock warrants	509,642
Additional shares available for grant under the equity plan	13,055,713
Total	30,493,111

11. Stock-based Awards
    The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s initial public offering in May 2014 (the “IPO”), the 2005 Plan and the 2008 Plan were terminated. Upon the IPO, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited to or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or (z) such other amount as determined by the Company’s Board of Directors. As of December 31, 2020, the total number of shares available for future issuance under the 2014 Plan was 13,055,713 shares. In accordance with the evergreen provision, effective January 1, 2021, an additional 4,984,547 shares of common stock were authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company’s then president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company’s common stock under the Inducement Plan that vest over a four year period and expire 10 years from the date of grant. There are no shares available for future issuance under the Inducement Plan.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Stock Options
    A summary of the Company’s stock option activity for the year ended December 31, 2020 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2019	10,625,980	$11.22	5.2
Granted	2,310,463	3.24
Exercised	(44,074)	2.21
Forfeited/expired	(2,883,087)	10.67
Outstanding at December 31, 2020	10,009,282	$9.58	5.1	$2.2
Vested and expected to vest at December 31, 2020	10,009,282	$9.58	5.1	$2.2
Exercisable at December 31, 2020	7,247,501	$10.82	3.7	$0.6

(1)The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $4.20 on December 31, 2020 over the exercise price of in-the-money stock option awards.
    At December 31, 2020, total remaining stock-based compensation expense for unvested option awards was $7.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.
    The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2020, 2019, and 2018 was $1.88, $3.97, and $4.60, respectively. The Company recorded stock-based compensation expense for stock option awards of $5.5 million, $13.3 million, and $15.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
    The total intrinsic value of options exercised in 2020, 2019, and 2018 was $0.1 million, $0.5 million, and $6.6 million, respectively.
Restricted Stock Units
    A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2019	5,890,992	$7.96
Granted	6,733,700	3.08
Vested	(3,231,038)	6.17
Forfeited	(2,475,180)	6.34
Non-vested — December 31, 2020	6,918,474	$4.63
The total fair market value of RSUs that vested for the years ended December 31, 2020, 2019, and 2018 was $11.6 million, $16.0 million, and $22.4 million, respectively.
    The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2020, 2019, and 2018 was $3.08, $6.36, and $10.00, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded $17.6 million, $23.2 million, and $20.3 million in compensation expense, respectively. At December 31, 2020, total remaining stock-based

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
compensation expense for non-vested RSUs is $29.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Valuation Assumptions and Stock-based Compensation Cost
    The fair value of stock options granted to employees is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The Company uses the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain vanilla share options, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility is based on the historical volatility of the Company’s common stock. Prior to 2020, expected volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend of zero, as it does not anticipate paying any dividends in the foreseeable future. Forfeitures on share-based awards are recognized as they occur.
    The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.52%	2.32%	2.85%
Expected term (years)	6.02	6.07	5.94
Expected volatility	65%	60%	46%
Dividend yield	—	—	—

    The Company recorded stock-based compensation cost relating to stock options and RSUs in the following categories on the accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$556	$1,284	$915
Sales and marketing	8,258	12,971	13,561
Technology and development	4,966	8,095	10,404
General and administrative	9,297	14,112	10,734
Total stock-based compensation expense	23,077	36,462	35,614
Amount capitalized to internal-use software	1,322	1,670	1,742
Total stock-based compensation cost	$24,399	$38,132	$37,356

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Income Taxes
    The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	88	15	20
Total current provision	88	15	20
Deferred:
Federal	(60)	(1,118)	(1,081)
State	(34)	(218)	(148)
Total deferred benefit	(94)	(1,336)	(1,229)
Total income tax benefit	$(6)	$(1,321)	$(1,209)

    The 2020 income tax benefit of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

    The 2019 and 2018 income tax benefit of $1.3 million and $1.2 million, respectively, primarily reflect the required allocation of income taxes between continuing operations and discontinued operations as prescribed by ASC 740. While the tax effect of income (loss) before income taxes generally should be computed without regard to the tax effects of income (loss) before income taxes from the other categories, an exception applies when there is a pre-tax loss from continuing operations and pre-tax income from those other categories. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

    The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax benefit based on the federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	35.7	(2.1)	6.4
Nondeductible expenses	(3.2)	(3.1)	(4.0)
Change in valuation allowance, excluding Tax Act impact	(49.9)	(3.1)	(17.4)
Stock-based compensation	(23.2)	(10.5)	(2.3)
Research and development tax credits	25.1	—	—
Goodwill impairment	(5.5)	—	—
Overall effective income tax rate	—%	2.2%	3.7%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$70,828	$103,188
Stock-based compensation	9,406	10,954
Accrued expenses	1,861	2,261
Research and development tax credits	13,421	569
Operating leases liabilities	9,026	10,724
Intangible assets and goodwill	1,405	—
Other	3	619
Gross deferred tax assets	105,950	128,315
Valuation allowance	(95,042)	(111,193)
Net deferred tax assets	10,908	17,122
Deferred tax liabilities:
Property, equipment and software	(1,934)	(3,800)
Intangible assets and goodwill	—	(4,075)
Capitalized commissions	(578)	(692)
§481(a) Adjustment - ASC 606	(186)	(380)
Operating lease assets	(7,097)	(8,958)
Contingent consideration from divestiture	(1,153)	—
Gross deferred tax liabilities	(10,948)	(17,905)
Total net deferred tax liabilities	$(40)	$(783)

    The net deferred tax liability at December 31, 2020 and 2019 relates to amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

    At December 31, 2020, the Company had federal and state net operating loss carryforwards of $269.2 million and $215.1 million, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2034 and 2022, respectively. At December 31, 2020, the Company had federal and state research and development tax credit carryforwards of approximately $13.0 million and $10.2 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforward can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credits study, the Company anticipates that certain federal research and development credit carryforwards may expire unused.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2020, a valuation allowance of $95.0 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.
    The change in the valuation allowance for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Valuation allowance, at beginning of year	$111,193	$109,625	$107,046
Decrease in valuation allowance - ASC 606 impact	—	—	(1,457)
Increase in valuation allowance - operating lease impact	—	(915)	—
Valuation allowance, at beginning of year, as adjusted	$111,193	$108,710	$105,589
Increase in valuation allowance, excluding Tax Act impact	—	2,483	4,036
Decrease in valuation allowance	(16,151)	—	—
Valuation allowance, at end of year	$95,042	$111,193	$109,625

    The $16.2 million decrease in valuation allowance is primarily related the utilization of net operating loss carryforwards, research and development tax credits, and deferred tax adjustments as a result of the divestiture of ALG.

    The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefit, beginning of year	$(3)	$(3)	$(3)
Increase based on tax positions in prior period	1,447	—	—
Increase based on tax positions in current period	6,196	—	—
Unrecognized tax benefit, end of year	$7,640	$(3)	$(3)

The $1.4 million increase in the prior period and $6.2 million increase in the current period unrecognized tax benefit are primarily related to research and development tax credits. The Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlement of tax audits and/or the expiration of statutes of limitations.

    The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2020, no interest and penalties related to uncertain tax positions have been accrued.
    The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

13. Net Income (Loss) Per Share
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders during the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$76,544	$(54,890)	$(28,321)
Loss from continuing operations	$(19,839)	$(58,335)	$(31,715)
Income from discontinuing operations, net of taxes	$96,383	$3,445	$3,394

Weighted-average common shares outstanding, basic and diluted	106,315	105,805	102,149
(Loss) income per share, basic and diluted
Continuing operations	$(0.19)	$(0.55)	$(0.31)
Discontinued operations	$0.91	$0.03	$0.03

    The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net income (loss) per share attributable to common stockholders at December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Options to purchase common stock	10,009	10,626	14,115
Common stock warrants	510	1,459	1,459
Unvested restricted stock units	6,918	5,891	5,376
Total shares excluded from net loss per share attributable to common stockholders	17,437	17,976	20,950

14. Employee Benefit Plan
    The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.7 million, $2.3 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

15. Related Party Transactions
    Transactions with USAA

    USAA is a large stockholder in the Company and the Company’s most significant affinity marketing partner until the termination of its partnership with the Company in September 2020. At the time that the Company entered into arrangements with USAA to operate its Auto Buying Program, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB paid the Company a $20 million transition services fee that was earned over the term of the agreement. Revenue share from USAA FSB to the Company remained the same as it was under the previous agreement except that amounts earned after March 1, 2020 were settled net of the transaction service fee.

The Company had an amount due from USAA at December 31, 2019 of $0.2 million. In addition, the Company had an amount due to USAA at December 31, 2019 of $7.3 million, of which $6.0 million was included in accounts payable and $1.3 million was included in accrued expenses and other current liabilities. At December 31, 2020, the Company had no amounts due to or from USAA. The Company recognized net revenue of $9.3 million for the year ended December 31, 2020 related to the transition services fee. The Company recorded sales and marketing expense of $1.9 million, $23.2 million, and $22.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to service arrangements entered into with USAA.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    Transactions with Accu-Trade

    During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at December 31, 2020 and 2019 of $0.9 million and $0.4 million, respectively. The Company recognized contra-revenue of $1.2 million and $1.2 million and cost of revenue of $1.7 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively, related to a software and data licensing agreement entered into with Accu-Trade.

16. Subsequent Events
In February 2021, the Company entered into a third amendment to the Credit Facility to extend the expiration of the Credit Facility from February 18, 2021 to April 19, 2021. Refer to Note 8 for additional information about the Credit Facility.