Form 10-Q
period 2021-03-31
TrueCar, Inc.
filed 2021-05-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 4, 2021, 98,806,292 shares of the registrant’s common stock were outstanding.

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
•Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$274,573	$273,314
Accounts receivable, net of allowances of $6,149 and $7,147 at March 31, 2021 and December 31, 2020, respectively	28,308	32,923
Prepaid expenses	4,905	5,800
Other current assets	4,057	12,901
Total current assets	311,843	324,938
Property and equipment, net	20,626	21,421
Operating lease right-of-use assets	28,124	29,192
Goodwill	51,205	51,205
Intangible assets, net	6,188	6,600
Equity method investment	19,576	19,905
Other assets	4,709	4,800
Total assets	$442,271	$458,061
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,040 and $913 at March 31, 2021 and December 31, 2020, respectively)	$13,831	$13,198
Accrued employee expenses	4,549	6,506
Operating lease liabilities, current	4,847	4,771
Accrued expenses and other current liabilities	16,064	18,402
Total current liabilities	39,291	42,877
Deferred tax liabilities	57	40
Operating lease liabilities, net of current portion	30,645	31,974
Other liabilities	86	388
Total liabilities	70,079	75,279
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 98,667,561 and 99,690,942 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	736,118	738,290
Accumulated deficit	(363,936)	(355,518)
Total stockholders’ equity	372,192	382,782
Total liabilities and stockholders’ equity	$442,271	$458,061

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues (includes related party contra revenue of $297 and net revenue of $1,247 for the three months ended March 31, 2021 and 2020, respectively)	$65,105	$78,917
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below; includes related party cost of revenue of $1,248 and $285 for the three months ended March 31, 2021 and 2020, respectively)	5,458	6,175
Sales and marketing (includes related party expenses of $0 and $1,959 for the three months ended March 31, 2021 and 2020, respectively)	40,099	46,080
Technology and development	11,193	11,899
General and administrative	12,678	12,088
Depreciation and amortization	4,312	5,029
Goodwill impairment	—	8,264
Total costs and operating expenses	73,740	89,535
Loss from operations	(8,635)	(10,618)
Interest income	15	378
Other income	625	—
Loss from equity method investment	(329)	(382)
Loss from continuing operations before income taxes	(8,324)	(10,622)
Provision for (benefit from) income taxes	94	(232)
Loss from continuing operations	(8,418)	(10,390)
Loss from discontinued operations, net of taxes	—	(279)
Net loss	$(8,418)	$(10,669)
Loss per share, basic and diluted
Continuing operations	$(0.09)	$(0.10)
Discontinued operations	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	98,581	107,024

Other comprehensive loss:
Comprehensive loss	$(8,418)	$(10,669)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192

	Three Months Ended March 31, 2020
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net loss	—	—	—	(10,669)	(10,669)
Stock-based compensation	—	—	6,559	—	6,559
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	317,803	—	(724)	—	(724)
Balance at March 31, 2020	107,183,633	$11	$765,157	$(442,731)	$322,437

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,418)	$(10,669)
Loss from discontinued operations, net of taxes	—	(279)
Net loss from continuing operations	(8,418)	(10,390)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,312	5,029
Goodwill impairment	—	8,264
Deferred income taxes	17	(439)
Bad debt expense and other reserves	232	2,225
Stock-based compensation	6,385	5,914
Increase in the fair value of contingent consideration liability	31	75
Amortization of lease right-of-use assets	1,068	1,516
Loss from equity method investment	329	382
Write-off and loss on disposal of fixed assets	—	41
Other noncash expense	125	—
Changes in operating assets and liabilities:
Accounts receivable	4,383	2,131
Prepaid expenses and other assets	2,205	2,851
Accounts payable	717	(3,697)
Accrued employee expenses	(1,745)	(3,245)
Operating lease liabilities	(1,253)	(2,000)
Accrued expenses and other liabilities	(2,607)	(6,726)
Other liabilities	(302)	(44)
Net cash provided by operating activities - continuing operations	5,479	1,887
Net cash provided by operating activities - discontinued operations	—	3,663
Net cash provided by operating activities	5,479	5,550
Cash flows from investing activities
Purchase of property and equipment	(2,816)	(3,154)
Net cash used in investing activities - continuing operations	(2,816)	(3,154)
Net cash provided by (used in) investing activities - discontinued operations	7,500	(351)
Net cash provided by (used in) investing activities	4,684	(3,505)
Cash flows from financing activities
Proceeds from exercise of common stock options	567	3
Taxes paid related to net share settlement of equity awards	(1,642)	(727)
Payments for the repurchase of common stock	(7,829)	—
Net cash used in financing activities	(8,904)	(724)
Net increase in cash and cash equivalents	1,259	1,321
Cash and cash equivalents at beginning of period	273,314	181,534
Cash and cash equivalents at end of period	$274,573	$182,855

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$347	$345
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	585	148

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., DealerScience, LLC and ALG, Inc. (up to the disposition date of November 30, 2020) are collectively referred to as “TrueCar” or the “Company”; ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. As a result of the ALG divestiture as discussed in Note 3, the ALG business met the criteria to be reported as discontinued operations. Therefore, the Company is reporting the historical results of ALG, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein through the date of disposition. Unless otherwise noted, the accompanying Notes to the Condensed Consolidated Financial Statements have all been revised to reflect continuing operations only.
The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 5, 2021.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of TrueCar and its wholly owned subsidiaries. Business acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. Equity investments through which the Company is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. The Company’s share of the income or loss from equity method investments is recognized on a one-quarter lag due to the timing and availability of financial information. Divestitures are included in the Company’s consolidated statements through the date of disposition. All intercompany balances and transactions have been eliminated in consolidation.
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
Segments
The Company has one operating segment. From January 1, 2021 through January 26, 2021, the Company’s chief operating decision maker (“CODM”) was solely comprised of the President and Chief Executive Officer who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Upon the hiring of the Company’s Chief Financial Officer on January 27, 2021 and through March 31, 2021, the CODM was comprised of both the President and Chief Executive Officer and the Chief Financial Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 13). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended March 31,
	2021	2020
Allowances, at beginning of period	$7,147	$6,591
Charged as a reduction of revenue	1,279	2,398
Charged to bad debt expense in general and administrative expenses	232	2,225
Write-offs, net of recoveries	(2,509)	(3,327)
Allowances, at end of period	$6,149	$7,887
The Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

3.    Discontinued Operations
On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and incurred transaction costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license in the amount of $1.9 million. The carrying value of the data license is included in other current assets and other assets in the accompanying condensed consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. At December 31, 2020, the Company recorded a receivable of $7.5 million associated with the achievement of the first earnout based on certain 2020 revenue metrics. The Divestiture resulted in a pre-tax gain of $92.5 million for the year ended December 31, 2020. During the first quarter of 2021, the Company received cash payment of $7.5 million related to the first earnout and is reflected within investing activities of discontinued operations on the accompanying condensed consolidated statements of cash flows.
The Divestiture represents a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the condensed consolidated statements of comprehensive loss and consolidated statements of cash flows for all periods presented.

The following table presents the detail of “Loss from discontinued operations, net of taxes” within the condensed consolidated statements of comprehensive loss (in thousands):

Three Months Ended March 31, 2020
Revenues	$4,609
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	1,046
Sales and marketing	495
Technology and development	317
General and administrative	224
Depreciation and amortization	1,242
Goodwill impairment	1,923
Total costs and operating expenses	5,247
Loss from operations	(638)
Interest income	155
Loss from discontinued operations before income taxes	(483)
Benefit from income taxes	(204)
Loss from discontinued operations, net of taxes	$(279)

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2021				At December 31, 2020
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$263,139	$—	$—	$263,139	$262,309	$—	$—	$262,309
Total assets	$263,139	$—	$—	$263,139	$262,309	$—	$—	$262,309

Liabilities:
Contingent consideration, current	$—	$—	$2,490	$2,490	$—	$—	$2,459	$2,459
Total liabilities	$—	$—	$2,490	$2,490	$—	$—	$2,459	$2,459

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended March 31,
	2021	2020
Fair value, beginning of period	$2,459	$4,777
Additions and changes in fair value	31	75
Fair value, end of period	$2,490	$4,852

The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of Level 3 financial liabilities used to measure the contingent consideration liability at March 31, 2021:

Valuation Technique	Unobservable Input	Value
Discounted cash flow	Probability of achievement	100.0%
	Discount rate	4.9%

5.    Goodwill
The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. Throughout the second half of 2019 and through the first quarter of 2020, the Company’s stock price experienced high volatility, causing a decline in its enterprise market capitalization. During the first quarter of 2020, as a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these two factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis. The Company has previously used an implied market value approach. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that a discounted cash flow model (income approach) provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates and the discount rate. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit was greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020, of which $1.9 million was included in discontinued operations. If the pandemic’s economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

6.    Property and Equipment, net
Property and equipment consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment, software, and internally developed software	$69,083	$66,198
Furniture and fixtures	4,605	4,610
Leasehold improvements	15,727	15,727
	89,415	86,535
Less: Accumulated depreciation	(68,789)	(65,114)
Total property and equipment, net	$20,626	$21,421
Included in the table above are property and equipment of $1.0 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.9 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.
Amortization of internal use capitalized software development costs was $3.2 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.

7.    Credit Facility
February 2018 Amended Credit Facility
The Company is party to a third amended and restated loan and security agreement (as amended from time to time, the “Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Credit Facility that, among other things, extended the expiration of the Credit Facility from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Credit Facility to make certain other revisions that do not alter the borrowing amounts, interest rates, or required ratios. In February 2021, the Company entered into a third amendment to the Credit Facility to extend the expiration date to April 19, 2021 that did not alter the borrowing amounts, interest rates, or required ratios. The Credit Facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.
At March 31, 2021, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million.
April 2021 Amendment to Credit Facility
In April 2021, the Company entered into a fourth amendment to the Third Amended Credit Facility (“Fourth Amendment”). The Fourth Amendment extends the maturity date to April 12, 2024. Similar to the third amended and restated loan and security agreement, the Fourth Amendment provides for advances under a $35.0 million revolving line of credit. The Fourth Amendment also provides for a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million to an aggregate maximum of $50.0 million.
The Fourth Amendment bears interest, at the Company’s option, at either (i) the prime rate published by The Wall Street Journal, plus a spread of -0.25% to 0.25%, or (ii) a LIBOR rate determined in accordance with the terms of the Credit Facility, plus a spread of 1.75% to 2.25%. In each case, the spread is based on the Company’s adjusted quick ratio, which is a ratio of the Company’s cash and cash equivalents plus net billed accounts receivable to current liabilities, excluding operating lease obligations, plus all obligations and liabilities to the financial institution including issued and outstanding letters of credit.

Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.00% to 0.15% per annum based on the Company’s adjusted quick ratio.
The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends.
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

8.    Commitments and Contingencies
Reorganization
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The majority of the restructuring costs liability was paid during the year ended December 31, 2020 with the remainder expected to be paid in 2021. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the restructuring costs liability for the three months ended March 31, 2021 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2020	$381
Cash Payments	—
Accrual at March 31, 2021	$381
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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against the Company in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with the Company’s secondary offering that occurred during the class period. The amended complaint named the Company, certain of its then-current and former officers and directors and the underwriters for its secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by the Company’s directors’ and officers’ liability insurance, pursuant to which the court dismissed the case on May 26, 2020. As a result, the Milbeck Federal Securities Litigation is currently resolved.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. The Company has not recorded an accrual related to this matter as of March 31, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleges that the Company’s new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint seeks injunctive relief in addition to certain monetary awards. The Company believes that the complaint is without merit and intends to vigorously defend itself in this matter. The Company did not record an accrual related to this matter as of March 31, 2021, as the Company does not believe a loss is probable or reasonably estimable.
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

9.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2020	10,009,282	$9.58	5.1
Granted	768,354	5.04
Exercised	(180,321)	3.14
Forfeited/expired	(742,705)	7.97
Outstanding at March 31, 2021	9,854,610	$9.46	4.7
At March 31, 2021, total remaining stock-based compensation expense for unvested stock option awards was $6.7 million, which is expected to be recognized over a weighted-average period of 2.8 years. For each of the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense for stock option awards of $1.6 million.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2020	6,918,474	$4.63
Granted	1,655,016	5.35
Vested	(793,015)	5.31
Forfeited	(554,981)	4.46
Non-vested — March 31, 2021	7,225,494	$4.73
At March 31, 2021, total remaining stock-based compensation expense for non-vested restricted stock units was $30.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. The Company recorded $4.8 million and $4.3 million in stock-based compensation expense for restricted stock units for the three months ended March 31, 2021 and 2020, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$71	$313
Sales and marketing	2,959	2,161
Technology and development	1,188	1,225
General and administrative	2,167	2,215
Total stock-based compensation expense	6,385	5,914
Amount capitalized to internal software use	347	345
Total stock-based compensation cost	$6,732	$6,259

10.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company recorded income tax expense of $0.1 million and an income tax benefit of $0.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the Company’s provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the three months ended March 31, 2020, the $0.2 million tax benefit primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

    There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss (“NOL”) carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in its valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credits study, the Company anticipates that certain federal research and development credit carryforwards may expire unused. Any write-off of these tax attributes would be fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact.

11.    Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,418)	$(10,669)
Loss from continuing operations	$(8,418)	$(10,390)
Loss from discontinued operations, net of taxes	$—	$(279)

Weighted-average common shares outstanding, basic and diluted	98,581	107,024
Loss per share, basic and diluted
Continuing operations	$(0.09)	$(0.10)
Discontinued operations	$0.00	$0.00

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Options to purchase common stock	9,855	12,052
Common stock warrants	510	1,459
Non-vested restricted stock unit awards	7,225	10,183
Total shares excluded from net loss per share	17,590	23,694

Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. For the three months ended March 31, 2021, the Company repurchased and retired a total of 1.7 million shares under the Program for $7.8 million. As of March 31, 2021, the Company had a remaining authorization of $25.0 million for future share repurchases.

12.    Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and was the Company’s most significant affinity marketing partner. At the time that the Company entered into arrangements with USAA to operate its Auto Buying Program, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA

Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB paid the Company a $20 million transition services fee that was earned over the term of the agreement. Revenue share from USAA FSB to the Company remained the same as it was under the previous agreement except that amounts earned after March 1, 2020 were settled net of the transaction service fee. For the three months ended March 31, 2020, the Company recognized revenue of $1.7 million and recorded sales and marketing expense of $2.0 million related to service arrangements entered into with USAA. At March 31, 2021 and December 31, 2020 the Company had no amounts due to or from USAA.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at March 31, 2021 and December 31, 2020 of $1.0 million and $0.9 million, respectively. The Company recognized contra-revenue of $0.3 million and $0.4 million and cost of revenue of $1.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, related to a software and data licensing agreement entered into with Accu-Trade.

13.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Dealer revenue	$62,057	$73,798
OEM incentives revenue	2,797	3,523
Other revenue	251	1,596
Total revenues	$65,105	$78,917
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.3 million at December 31, 2020 were transferred to accounts receivable during the three months ended March 31, 2021 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.3 million was recorded as of both March 31, 2021 and December 31, 2020 for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended March 31, 2021, we generated revenues of $65.1 million and recorded a loss from continuing operations of $8.4 million. During the three months ended March 31, 2020, we generated revenues of $78.9 million and recorded a loss from continuing operations of $10.4 million.

COVID-19 Pandemic
Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production in the current year as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. The inventory shortage along with strong consumer demand may impact the decision of our current network of Certified Dealers to cancel or pause on our services and product offerings and could discourage new dealers from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2021	2020
Average Monthly Unique Visitors	9,175,703	7,751,696
Units (1)	165,858	197,002
Monetization	$391	$392
Franchise Dealer Count	10,446	11,356
Independent Dealer Count	3,702	4,193

(1)We issued full credits of the amount originally invoiced with respect to 4,609 and 5,513 units during the three months ended March 31, 2021 and 2020, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 18.4% to approximately 9.2 million in the three months ended March 31, 2021 from approximately 7.8 million in the same period of 2020. The increase was primarily due to improvements to our search engine optimization strategy and a surge in online browsing as a result of COVID-19.
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
The number of units decreased 15.8% to 165,858 units in the three months ended March 31, 2021 from 197,002 units in the three months ended March 31, 2020. The unit decrease is due to the termination of the USAA partnership that ended on September 30, 2020, as well as lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization was flat year over year at $391 for three months ended March 31, 2021 as compared to $392 for the three months ended March 31, 2020. We expect our monetization to be affected in the future by changes in our pricing structure and the unit mix between new and used cars, with used cars providing higher monetization.
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
Our franchise dealer count was 10,446 at March 31, 2021, a decrease from 11,356 at March 31, 2020, and a decrease from 10,589 at December 31, 2020. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,702 at March 31, 2021, a decrease from 4,193 at March 31, 2020, and relatively flat from 3,794 at December 31, 2020. The decline in independent dealer count from March 31, 2020 was primarily due to suspensions, cancellations or going-out-of-business due to COVID-19. We expect our independent dealer count to also be impacted by new car shortages as demand for used cars have increased, which have also resulted in inventory constraints in the used car market.

Non-GAAP Financial Measure
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, income (loss) from equity method investment, certain litigation costs, certain restructuring costs, certain executive departure costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment, other income and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
We use Adjusted EBITDA as an operating performance measure as it is (i) an integral part of our reporting and planning processes; (ii) used by our management and board of directors to assess our operational performance, and together with operational objectives, as a measure in evaluating employee compensation and bonuses; and (iii) used by our management to make financial and strategic planning decisions regarding future operating investments. We believe that using Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis because it excludes variations primarily caused by changes in the excluded items noted above. In addition, we believe that Adjusted EBITDA and similar measures are widely used by investors, securities analysts, rating agencies and other parties in evaluating companies as measures of financial performance and debt service capabilities.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect the receipt of interest or the payment of income taxes;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or any other contractual commitments;
•Adjusted EBITDA does not reflect the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;
•Adjusted EBITDA does not reflect the severance charges associated with the restructuring plans initiated and completed in the second quarter of 2020 to improve efficiency and reduce expenses;
•Adjusted EBITDA does not reflect the legal, accounting, consulting and other third-party fees and costs incurred by us in connection with the evaluation and negotiation of potential merger and acquisition transactions;
•Adjusted EBITDA does not consider the potentially dilutive impact of shares issued or to be issued in connection with stock-based compensation; and
•other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss, our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA, and you should not infer from our presentation of Adjusted EBITDA that our future results will not be affected by these expenses or any unusual or non-recurring items.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(8,418)	$(10,669)
Loss from discontinued operations, net of tax	—	279
Loss from continuing operations	(8,418)	(10,390)

Non-GAAP adjustments:
Interest income	(15)	(378)
Depreciation and amortization	4,312	5,029
Stock-based compensation	6,385	5,914
Share of net loss of equity method investment	329	382
Certain litigation costs (1)	—	(1,939)
Change in fair value of contingent consideration	31	75
Goodwill impairment (2)	—	8,264
Other income (3)	(625)	—
Provision for (benefit from) income taxes	94	(232)
Adjusted EBITDA	$2,093	$6,725

(1)For the three months ended March 31, 2020, the excluded amount relates to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits, offset by a $2.0 million payment. The $2.0 million payment received from one of our insurance carriers reflects a settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.
(2)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(3)Other income primarily consists of fees earned associated with the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.

Components of Operating Results
Revenues
Our revenues are comprised primarily of dealer revenue and OEM incentives revenue. We recognize transaction revenue earlier for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, sales matching, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our condensed consolidated statements of comprehensive loss.
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
Other Income. Other income consists of fees earned associated with the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2021 and December 31, 2020, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the three months ended March 31, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the three months ended March 31, 2020 primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$65,105	$78,917
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,458	6,175
Sales and marketing	40,099	46,080
Technology and development	11,193	11,899
General and administrative	12,678	12,088
Depreciation and amortization	4,312	5,029
Goodwill impairment	—	8,264
Total costs and operating expenses	73,740	89,535
Loss from operations	(8,635)	(10,618)
Interest income	15	378
Other income	625	—
Loss from equity method investment	(329)	(382)
Loss from continuing operations before income taxes	(8,324)	(10,622)
Provision for (benefit from) income taxes	94	(232)
Loss from continuing operations	(8,418)	$(10,390)
Loss from discontinued operations, net of taxes	—	(279)
Net loss	$(8,418)	$(10,669)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$2,093	$6,725

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,

	2021	2020
	(in thousands)
Dealer revenue	$62,057	$73,798
OEM incentives revenue	2,797	3,523
Other revenue	251	1,596
Total revenues	$65,105	$78,917
Three months ended March 31, 2021 compared to three months ended March 31, 2020. The decrease in our revenues of $13.8 million, or 17.5%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 reflected decreases in our dealer revenue, OEM incentives revenue and other revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 95.3%, 4.3%, and 0.4%, respectively, of revenues for the three months ended March 31, 2021 as compared to 93.5%, 4.5%, and 2.0%, respectively, for the same period in 2020. The decrease of $11.7 million in dealer revenue for the three months ended March 31, 2021 reflected a decrease in our Auto Buying Program revenue of $11.4 million primarily as a result of the termination of the USAA auto-buying program. The decrease of $0.7 million in OEM incentives revenue for the three months ended March 31, 2021 was driven by the loss of OEM programs that targeted USAA members only. A decrease of $1.3 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020. We expect our revenues to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage, which may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2021	2020
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,458	$6,175
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.4%	7.8%
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Cost of revenue decreased $0.7 million, or 11.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a $0.7 million decrease in employee-related expenses due to decreased headcount, a $0.2 million decrease in stock-based compensation, a $0.2 decrease in facilities costs, and a $0.1 million decrease in travel-related expenses. These decreases were offset by a $0.7 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$40,099	$46,080
Sales and marketing expenses as a percentage of revenues	61.6%	58.4%

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Sales and marketing expenses decreased $6.0 million, or 13.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease primarily reflects a $2.1 million decrease in employee-related expenses due to decreased headcount, $1.8 million decrease in conference and travel-related expenses, a $1.7 million decrease in revenue share paid to affinity marketing partners primarily as a result of the termination of the USAA partnership, a $1.3 million decrease in creative production costs, and a $1.2 million decrease in other professional services, offset by a $1.6 million increase in branded media spend and a $0.8 million increase in stock-based compensation associated with the acceleration of certain equity awards related to the departures of certain executives. We expect sales and marketing expenses to increase over the course of the year as we invest in our brand experience and increase branded media spend to grow our business.
Technology and Development Expenses

	Three Months Ended March 31,

	2021	2020
	(dollars in thousands)
Technology and development expenses	$11,193	$11,899
Technology and development expenses as a percentage of revenues	17.2%	15.1%
Capitalized software costs	$2,946	$2,761
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Technology and development expenses decreased $0.7 million, or 5.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to a $0.4 million decrease in facilities costs and $0.1 million decrease in employee-related expenses due to lower headcount.
Capitalized software costs increased by $0.2 million, or 6.7%, primarily due to an increase in third-party software costs.
We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
General and Administrative Expenses

	Three Months Ended March 31,

	2021	2020
	(dollars in thousands)
General and administrative expenses	$12,678	$12,088
General and administrative expenses as a percentage of revenues	19.5%	15.3%
Three months ended March 31, 2021 compared to three months ended March 31, 2020. General and administrative expenses increased $0.6 million, or 4.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to a $2.0 million increase in legal expenses as a result of a $2.0 million payment received in the first quarter of 2020 from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees, and a $0.4 million increase in employee bonuses. These increases were offset by a $2.0 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions, and a $0.2 million decrease in travel-related expenses. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.

Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2021	2020
	(in thousands)
Depreciation and amortization expenses	$4,312	$5,029
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Depreciation and amortization expenses decreased $0.7 million, or 14.3%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Goodwill Impairment
For the three months ended March 31, 2020, we recognized a non-cash goodwill impairment charge in the amount of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020. For further details, see Note 5 to our condensed consolidated financial statements included herein.
Other Income
For the three months ended March 31, 2021, other income consists of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,

	2021	2020
	(in thousands)
Provision for (benefit from) income taxes	$94	$(232)

For the three months ended March 31, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the three months ended March 31, 2020 primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in reduction of indefinite-lived deferred tax liabilities.
Loss from Discontinued Operations

	Three Months Ended March 31,

	2021	2020
	(in thousands)
Loss from discontinued operations, net of taxes	$—	$(279)
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Net loss from discontinued operations, net of taxes, was $0.3 million during the three months ended March 31, 2020. We completed our divestiture of ALG on November 30, 2020.

Liquidity and Capital Resources
At March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $274.6 million.
We have incurred cumulative losses of $363.9 million from our operations through March 31, 2021, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the ongoing COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility has a three-year term and matures on April 19, 2021. No amounts were outstanding at March 31, 2021. The amount available under the amended credit facility at March 31, 2021 was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. See Note 7 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Three Months Ended March 31,
	2021	2020
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$5,479	$1,887
Net cash used in investing activities	(2,816)	(3,154)
Net cash used in financing activities	(8,904)	(724)
Net cash used in continuing operations	(6,241)	(1,991)
Net cash provided by discontinued operations	7,500	3,312
Net increase in cash and cash equivalents	$1,259	$1,321
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
Cash provided by operating activities for the three months ended March 31, 2021 was $5.5 million. This was primarily due to our loss from continuing operations of $8.4 million, adjusted for non-cash items, including stock-based compensation expense of $6.4 million, depreciation and amortization expense of $4.3 million, amortization of lease right-of-use assets of $1.1 million, bad debt expense of $0.2 million, and loss from equity method investment of $0.3 million. Net cash provided by operations also reflected an increase of $1.4 million from changes in operating assets and liabilities, which primarily reflected an increase in accounts receivable of $4.4 million primarily due to improved collections efforts, an increase in prepaid expenses and other assets of $2.2 million primarily due to the timing of payments of certain insurance premiums, and an increase in accounts payable of $0.7 million. These increases were offset by a decrease in accrued employee expenses of $1.7 million, a decrease in operating lease liabilities of $1.3 million, and a decrease in accrued expenses and other current liabilities of $2.6 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers.
Cash provided by operating activities for the three months ended March 31, 2020 was $1.9 million. This was primarily due to our loss from continuing operations of $10.4 million, adjusted for non-cash items, including goodwill impairment of $8.3 million, stock-based compensation expense of $5.9 million, depreciation and amortization expense of $5.0 million, bad debt expense of $2.2 million, and amortization of lease right-of-use assets of $1.5 million. Net cash provided by operations also reflected a decrease of $10.7 million related to changes in operating assets and liabilities.
The $10.7 million decrease related to changes in operating assets and liabilities primarily reflected decreases in accrued expenses and other current liabilities of $6.7 million and in accounts payable of $3.7 million both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in accrued employee expenses of $3.2 million primarily due to a decrease in accrued bonus, and a decrease in operating lease liabilities of $2.0 million. These decreases were offset by an increase in prepaid expenses and other assets of $2.9 million and an increase in accounts receivable of $2.1 million.
Investing Activities of Continuing Operations
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $2.8 million for the three months ended March 31, 2021 resulted from investments in software and computer hardware.
Cash used in investing activities of $3.2 million for the three months ended March 31, 2020 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $8.9 million for the three months ended March 31, 2021 represents payments of $7.8 million for the repurchase of our common stock and taxes paid of $1.6 million for the net share settlement of certain equity awards. These decreases were offset by an increase due to cash received of $0.6 million for the exercise of employee stock options.
Cash used in financing activities of $0.7 million for the three months ended March 31, 2020 consisted of taxes paid for the net share settlement of certain equity awards.
Net Cash Provided by Discontinued Operations
Net cash provided by discontinued operations for the three months ended March 31, 2021 consisted of $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020.
Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the three months ended March 31, 2021.
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
There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 5, 2021.
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
Interest Rate Risk
We had cash and cash equivalents of $274.6 million at March 31, 2021, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 7 to the condensed consolidated financial statements herein. As of March 31, 2021, we had no borrowings under the credit facility.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to the Coronavirus Pandemic
The ongoing coronavirus pandemic and the responses to it by governments, organizations and individuals have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict the extent to which our business will be disrupted by the pandemic or by its lingering effects.
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
Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019, with the effect most pronounced in April 2020. These factors continued to negatively affect the number of cars bought by our users from our dealers in subsequent quarters, and this has been compounded by the wind-down and termination of our partnership with USAA Federal Savings Bank later in the year. This decline in units had a number of negative effects. First, it directly translated into lowered revenue from our pay-per-sale dealers. Second, we took costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale arrangements (which generally reduced our fees from the prenegotiated subscription rate during pandemic conditions), and substantially lowering the subscription rates on our invoices for other subscription dealers during the second quarter. Third, the nationwide decline in car sales caused many dealers to suspend or cancel their participation in our network. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them through the pandemic caused a material reduction in our ability to collect accounts receivable in a timely manner, which had largely corrected by the end of 2020.
Although we noticed a marked improvement in our financial and operational metrics since the strictest governmental restrictions were lifted during the second quarter of 2020 and as dealers and consumers continued to adapt to the “new normal,” we have still not returned to pre-pandemic financial conditions, and the persistence, and unpredictable course, of the virus and its variants leaves open the potential that governmental restrictions could be reimposed or heightened and for additional changes in dealer and consumer behavior, any of which could exacerbate the negative financial and operational impacts of the pandemic.
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
Uncertainty continues to surround the governmental, economic and societal conditions that will prevail when the coronavirus pandemic abates. We cannot predict or prepare for every eventuality, and our business could suffer if consumer or dealer behavior or the macroeconomic environment do not return to pre-pandemic conditions. For example, consumer demand for cars could be permanently decreased if remote working conditions continue after the pandemic, reducing the need for workers to commute. Further, many dealers have been highly profitable during the pandemic as a result of low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Likewise, if dealers who suspended or canceled their participation in our network during the pandemic do not return to the network afterward, our business would be negatively affected.
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully improve our TrueCar Deal Builder and associated digital retailing tools, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our inventory supply and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business.
Financial hardship arising from the coronavirus pandemic resulted in many of our dealers going out of business, or canceling or suspending their participation in our network, in March and April 2020, and additional dealers could go out of business or cancel or suspend their participation in our network. As discussed in more detail under the risk factor below: “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve and certain elements of our TrueCar Deal Builder’s functionality, and our business and operating results would be harmed,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.
Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that diminishes our organic search traffic and therefore our monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor below: “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”
Although dealer cancellations and suspensions at the beginning of the pandemic were disproportionately concentrated in California and the Northeastern United States, we do not believe that we have to date lost a critical mass of dealers in any particular geographic area. Nevertheless, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to some of our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.
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
As noted earlier in this “Risk Factors” section, the coronavirus pandemic is unparalleled in modern history and has occasioned considerable uncertainty. Neither the pandemic, nor the governmental, societal and individual responses thereto, have any precedents to guide our expectations and forecasts about their future course. As a result, we have had, and expect during the duration of the pandemic, if not longer, to continue to have, increased difficulty in forecasting our operational and financial performance and the effect of macroeconomic conditions on our business. For example, in March 2020, we withdrew our full-year 2020 financial guidance as a result of this uncertainty, did not provide formal guidance for the second or third quarters of 2020 and only provided abbreviated guidance in the first quarter of 2021. In addition to heightening the uncertainty surrounding any financial guidance that we do provide, this increased difficulty forecasting could also negatively affect our ability to prioritize and execute operational and strategic initiatives, plan appropriately for the financial and operational needs of our business and participate in financial or strategic transactions. Any of these factors could negatively affect our business.
The coronavirus pandemic could result in the adoption of laws or regulations that adversely affect U.S. businesses in general or our business in particular.
The global economic and societal disruption caused by the coronavirus pandemic have prompted sweeping governmental responses worldwide. For example, the U.S. Congress has provided for over $5 trillion of emergency spending, a level that is unprecedented in size. Similarly, the Federal Reserve has provided substantial emergency support to the economy, and foreign nations and the states have passed emergency measures, through executive orders, legislation and court decisions. Further, as the damage caused by the pandemic continues, governmental entities, including Congress, continue to debate taking further legislative, regulatory and other actions.
Although we did not materially benefit directly from the congressional and other relief programs, we cannot predict the content or timing of future governmental actions prompted by the pandemic and therefore cannot guarantee you that they will not harm our business, either directly or indirectly by adversely affecting the economic environment. In addition, it is possible that future legislation or other governmental action could impose restrictions on us or expand the eligibility for existing programs in a manner that enables us to benefit from them, subject to restrictions that could limit our ability to run our business in the best interests of our stockholders. Further, any such future legislation or other action could contain other provisions, for example relating to taxation or privacy, that adversely affect our business or impose additional compliance costs.
Finally, concerns over potential budget deficits resulting from the emergency legislation or from reduced tax receipts caused by the pandemic-related reduction in economic activity have resulted in higher taxes (or the elimination of tax benefits) that negatively affect our business, and we cannot be sure that additional such taxes will not be passed. For example, California’s 2020-21 state budget disallowed net operating loss deductions for the years 2020 through 2022, and we expect this legislation to require us to use California research and development credits to offset California state taxes incurred on the gains from the Divestiture, and thereby diminish our tax assets. Additional taxes or other adverse legislative or regulatory developments could negatively affect our business and results of operations.
We have transitioned all of our employees to work-from-home status for the duration of the coronavirus pandemic, which could increase our cybersecurity risk.
In the first quarter of 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities, which could pose unknown risks. For example, remote working carries potential cybersecurity risks. These risks include the heightened potential for hacking and other security breaches of telecommunications services in light of the increased use of those services, including services provided by Zoom Video Communications, Inc., which is our principal video conferencing provider. Further, greater reliance on remote communication methods and the inability to communicate in person with our information technology professionals could increase the incidence, or likelihood of success, of phishing attacks and other related cybersecurity incidents. If these or any other risks associated with remote working come to pass, our business would be negatively affected.

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
Even as the partnership was wound down during 2020, 154,339 units, representing 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.
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
In 2020 and 2019, respectively, we derived approximately 6.0% and 4.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, increasingly low vehicle inventories have reduced manufacturers’ incentive spending, which we believe has reduced their interest in partnering with us on incentives and may continue to do so for so long as inventories remain low. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor below “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

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
Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. For more information on the impact of the coronavirus pandemic on our business, refer to the risk factor above: “The ongoing coronavirus pandemic and the responses to it by governments, organizations and individuals have disrupted all facets of daily life around the globe in unprecedented ways that have materially negatively affected our business. We cannot predict the extent to which our business will be disrupted by the pandemic or its lingering effects.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.
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

Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. This decline is attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive microchips and semiconductors, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships and the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory. The limited supply of inventory has led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ advertising spending; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business” above, disrupt our search-engine optimization efforts. These inventory-related issues adversely impact our business, results of operations and prospects and may continue to do so in the future.
We have experienced significant turnover in our top executives. Our business could be adversely affected by these and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner.
In the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in the first quarter of 2020, after nine months of service in an interim capacity, the board appointed Michael Darrow as our chief executive officer. In late 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. Finally, in the first quarter of 2021, we hired a new chief financial officer, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer. As a result of the turnover and open positions, our remaining management team took on, and continues to take on, increased responsibilities, which could divert attention from key business areas.
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
Further, we could face additional management turnover in the future. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions, and we may be required to take additional actions to reduce headcount cost before the effects of the pandemic abate, and these actions could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis, and the coronavirus pandemic caused a substantial decrease in vehicle sales in 2020. For more information on the effect of the coronavirus pandemic on the macroeconomic environment and, as a result, on our business, refer to the section above entitled “Risks Related to the Coronavirus Pandemic.”
Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. Similarly, a change in gasoline prices, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network.
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Potential interest rate increases by the U.S. Federal Reserve could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs or the Japanese tsunami in 2011, and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, we are not currently able to monetize a transaction in which a manufacturer sells an automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla does, for example. If this practice becomes more widespread and we are not able to adjust, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.

If we are unable to provide a compelling car-buying experience to our users, the number of transactions between our users and TrueCar Certified Dealers, and the number of TrueCar Certified Dealers, could decline, and our revenue and results of operations would suffer harm.
The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including our initiative to create an end-to-end car-buying experience, we cannot assure you that we will be able to create an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:
•the actions taken by other participants in the car-buying process, including dealers and automobile manufacturers;

•our ability to provide an end-to-end car-buying solution that is user-friendly, accepted by dealers and differentiated from those of our competitors;

•the quality and accuracy of our “Access” offering and consumer and dealer acceptance of it;

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
We believe that our “Access” offering that combines our Trade and Payments solutions is a vital element of our effort to build out an end-to-end consumer experience.
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
We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in 2020, we introduced new consumer experiences that allow our users more control over the dealers to which their contact information is provided, the specific information so provided and the methods by which they are contacted. Although we believe that these experiences improved our product and will yield long-term financial benefits, in the short term, certain aspects had an incrementally negative impact on our monetization rates. These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA has adversely affected our overall lead quantity and lead quality. During the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and we continue to experience a material decline in lead close rate driven by the pandemic. We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
We may be unable to maintain or grow relationships with data providers or may experience interruptions in the data feeds they provide, which could limit the information that we are able to provide to our users and dealers as well as the timeliness of the information, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.

We receive data that is important for our business, such as automobile purchase data, from many third-party data providers, including our network of TrueCar Certified Dealers; dealer management system, or DMS, data feed providers; data aggregators and integrators; survey companies; purveyors of registration data; our affinity group marketing partners; and other companies with which we partner from time to time. An interruption in our receipt of data from any of the data sources on which we rely could negatively affect our business.
For example, in the circumstances in which we employ a pay-per-sale billing model, we use automobile purchase data to match purchases from TrueCar Certified Dealers so that we may collect transaction fees from those dealers and recognize revenue from the related transactions. We also use that data to demonstrate to TrueCar Certified Dealers on a subscription billing model the value we provide to support maintaining or increasing our subscription rates.
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers. These interruptions sometimes negatively affect our business, for example, by impacting our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers.
In the circumstances in which we employ a pay-per-sale billing model, an interruption in the automobile purchase data feeds that we receive may affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers, thereby delaying our submission of an invoice to a dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer, and in circumstances in which we employ a subscription billing model, an interruption in those data feeds may affect our ability to justify maintaining or increasing our subscription rates. The redundancies of automobile purchase data feeds received from multiple providers may not result in sufficient data to match automobile purchases made by our users from TrueCar Certified Dealers. In the case of an interruption in these data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we may not be able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods in which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.
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

Our users may in some cases require dealers who wish to communicate with them other than by email to communicate by text message rather than by calling. If consumers or dealers do not see value in this functionality, or if it results in privacy concerns, our business could be negatively affected.
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
Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, we expect Apple’s iOS 14 to require all applications on iPhones running that operating system to request permission from users before using their personal data. Similarly, we expect Facebook in the second quarter of 2021 to substantially restrict our ability to use the data of its users who are directed to our webpages or application. We expect that these and similar restrictions imposed on us by third parties like Apple and Facebook will negatively impact the effectiveness of our digital marketing, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.
If consumers and dealers do not accept our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.
In 2020, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot be certain that we will recover the costs we will incur in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not accept our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.
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
Motor Vehicle Sales, Advertising and Brokering Laws
The advertising and sale of new or used motor vehicles is highly regulated by the jurisdictions in which we do business. Although we do not sell motor vehicles, regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. If our products or services are determined not to comply with relevant regulatory requirements, we or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if dealers are uncertain about the applicability of those laws and regulations to our business, we may lose, or have difficulty increasing the number of, TrueCar Certified Dealers in our network, which would adversely affect our future growth.
Several jurisdictions in which we do business have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so-called “bird-dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of those laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if regulators conclude that our products or services fall within the scope of those laws and regulations, we or our TrueCar Certified Dealers could be subject to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.
In addition to generally applicable consumer protection laws, many jurisdictions in which we do business have laws and regulations that specifically regulate the advertising for sale of new or used motor vehicles. These advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from jurisdiction to jurisdiction, sometimes imposing inconsistent requirements on the advertiser of a new or used motor vehicle. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, under motor vehicle advertising laws, generally applicable consumer protection laws or otherwise, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, allegations like these, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements and could interfere with our ability to continue providing our products and services in certain jurisdictions.
From time to time, certain authorities, dealer associations and others have taken the position that aspects of our products and services violate brokering, “bird-dog” or advertising laws. When these allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In some instances, we have nevertheless been required to suspend all or certain aspects of our business operations in a jurisdiction pending the resolution of these issues, the resolution of which included the payment of fines in 2011 and 2012 in an aggregate amount of approximately $26,000. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, regulatory inquiries into the compliance of our products and services with brokering, “bird-dog” and advertising laws intensified to a degree we had not previously experienced. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of

TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.
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
If regulators or other third parties take the position in the future that our products or services violate applicable brokering, “bird-dog” or advertising laws or regulations, responding to those allegations could be costly, require us to pay significant sums in settlements, require us to pay civil and criminal penalties, including fines, interfere with our ability to continue providing our products and services in certain jurisdictions or require us to make adjustments to our products and services or the manner in which we derive revenue from our participating dealers, any or all of which could result in substantial adverse publicity, loss of TrueCar Certified Dealers from our network, decreased revenues, increased expenses and decreased profitability.
Insurance Regulatory Laws
The advertising and sale of automobile insurance is highly regulated by the jurisdictions in which we do business. Although we do not sell insurance, certain of our partners sell insurance to the public in general, and may sell insurance to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.
Automobile Financing Laws
The provision of financing products related to the purchase or lease of automobiles is highly regulated by the jurisdictions in which we do business. Although we do not provide automobile financing products, certain of our partners provide automobile financing products to the public in general, and may provide automobile financing products to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete financing transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to automobile financing providers, or to the manner in which automobile financing products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Privacy Laws
We are subject to a variety of laws and regulations that relate to privacy, data protection and personal information, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current practices and policies. For example, legislative or regulatory actions affecting the manner in which we display content to our users, use or share information or obtain consent to use or share information could adversely affect the manner in which we provide our services or adversely affect our financial results. For more information concerning these and other similar potential actions, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
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
Numerous jurisdictions are currently considering, or have enacted, data protection legislation, most prominently, the California Consumer Privacy Act of 2018, which we refer to as the CCPA. The CCPA, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Additionally, the California Department of Justice, which we refer to as the California DOJ, published final regulations to implement the CCPA on June 2, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters on November 3, 2020 approved Proposition 24, which amended the CCPA to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the CCPA. The CCPA has increased our compliance costs and potential liability, and the California DOJ’s new regulations and Proposition 24 may further increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the CCPA and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
Legislation similar to the CCPA has also passed in a number of other states. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.
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
We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including product innovations, the content and functionality of the websites and mobile applications that we operate, our advertising practices and content, our use and storage of data, our use of intellectual property, M&A transactions and business transactions or other business relationships, such as those with our users, participating dealers, affinity partners, OEM partners, licensors, licensees landlords, tenants and employees. Additionally, as a public company, we face the risk of stockholder lawsuits, particularly if we experience declines in the price of our common stock. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Examples of current litigation to which we are subject include:
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of

Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors and the underwriters for our secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by our directors’ and officers’ liability insurance, pursuant to which the court dismissed the case on May 26, 2020. As a result, the Milbeck Federal Securities Litigation is currently resolved and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
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
***
In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted above, this type of lawsuit has been instituted against us in the form of the Milbeck Federal Securities Litigation and the Derivative Litigation, among others. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from those alleged in the Milbeck Federal Securities Litigation or the Derivative Litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•risk related to the payment of contingent consideration; and
•litigation or other claims in connection with the business, product or technology in question, including claims from terminated employees, consumers, former stockholders or other third parties.
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
For example, the total consideration of $135 million payable in connection with the Divestiture included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will realize the full $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the Purchase Agreement.
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
Our revenue grew from $38.1 million in 2010 to $278.7 million in 2020. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 from $335.0 million in 2019. In light of the effects of the coronavirus pandemic and the termination of our partnership with USAA, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $363.9 million at March 31, 2021. During the three months ended March 31, 2021, we had a net loss of $8.4 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
At March 31, 2021, we had goodwill and intangible assets of $51.2 million and $6.2 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 was included in discontinued operations.

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

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, pending finalization of our 2011-2020 research and development tax credit study, we anticipate that certain federal research and development credit carryforwards may expire unused.

Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. As a result, we plan to utilize California research and development credits to offset California state taxes incurred on the gains from the Divestiture, and thereby diminish our tax assets. Further, following the recent federal and state elections, federal corporate tax law could be subject to unfavorable changes; for example, potential revisions to the corporate tax are currently under discussion between Congress and the Biden Administration. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

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

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the three months ended March 31, 2021, the trading price of our common stock fluctuated from a low of $4.22 per share to a high of $6.25 per share. For the fiscal year ended December 31, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $6.47 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the automotive industry in particular;
•sales of shares of our common stock by us or our stockholders;
•whether we receive all or a material portion of the last contingent payment payable in connection with the Divestiture and changes in investors’ perceptions of the likelihood thereof;
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
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including those relating to the coronavirus pandemic, may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of our securities, securities class action lawsuits have often been instituted against us, and we may in the future be subject to these legal actions.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.
As of March 31, 2021, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 60% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At March 31, 2021, approximately 98.7 million shares of our common stock were outstanding. In addition, as of March 31, 2021, there were 9.9 million shares underlying options and 7.2 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.6 million shares (including vested options) as of March 31, 2021 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 — January 31, 2021	1,683,692	$4.63	1,683,692	$25,000,004
February 1, 2021 — February 28, 2021	—	N/A	—	$25,000,004
March 1, 2021 — March 31, 2021	—	N/A	—	$25,000,004

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of January 14, 2021, by and between the Registrant and J.D. Power.	10-K	2.4	March 5, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Separation Agreement and Release, dated as of March 17, 2021, by and between the Registrant and Kristin Slanina.	Filed herewith
10.2#	Separation Agreement and Release, dated as of March 18, 2021, by and between the Registrant and Simon Smith.	Filed herewith
10.3#	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
10.4*	Consent Agreement, dated as of August 4, 2020, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	10-K	10.11	March 5, 2021
10.5	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated February 17, 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	10-K	10.12	March 5, 2021
10.6	Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated April 12, 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	May 6, 2021	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer
(Principal Financial Officer)