Form 10-Q
period 2021-06-30
TrueCar, Inc.
filed 2021-08-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 3, 2021, 95,714,763 shares of the registrant’s common stock were outstanding.

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
•the short- and long-term effects of the coronavirus pandemic on our business;
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
•our ability to successfully maintain or increase dealer subscription rates and manage dealer churn;
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
•our ability to navigate changes in domestic or international economic, political or business conditions, including supply shortages, such as of automotive semiconductors, changes in interest rates, consumer demand and import tariffs and governmental responses to the coronavirus pandemic;
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
•Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges (including relating to automotive semiconductors) and other macroeconomic issues.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$267,073	$273,314
Accounts receivable, net of allowances of $5,789 and $7,147 at June 30, 2021 and December 31, 2020, respectively	22,835	32,923
Prepaid expenses	8,499	5,800
Other current assets	3,991	12,901
Total current assets	302,398	324,938
Property and equipment, net	19,456	21,421
Operating lease right-of-use assets	25,758	29,192
Goodwill	51,205	51,205
Intangible assets, net	5,775	6,600
Equity method investment	19,219	19,905
Other assets	4,723	4,800
Total assets	$428,534	$458,061
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,072 and $913 at June 30, 2021 and December 31, 2020, respectively)	$16,397	$13,198
Accrued employee expenses	5,358	6,506
Operating lease liabilities, current	4,971	4,771
Accrued expenses and other current liabilities	14,243	18,402
Total current liabilities	40,969	42,877
Deferred tax liabilities	90	40
Operating lease liabilities, net of current portion	29,223	31,974
Other liabilities	22	388
Total liabilities	70,304	75,279
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 97,613,457 and 99,690,942 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	729,439	738,290
Accumulated deficit	(371,219)	(355,518)
Total stockholders’ equity	358,230	382,782
Total liabilities and stockholders’ equity	$428,534	$458,061

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$65,766	$58,554	$130,871	$137,471
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,746	5,564	11,204	11,739
Sales and marketing	37,476	33,032	77,575	79,112
Technology and development	10,780	12,800	21,973	24,699
General and administrative	13,853	12,849	26,531	24,937
Depreciation and amortization	4,591	5,175	8,903	10,204
Goodwill impairment	—	—	—	8,264
Total costs and operating expenses	72,446	69,420	146,186	158,955
Loss from operations	(6,680)	(10,866)	(15,315)	(21,484)
Interest income	13	61	28	439
Other income	42	—	667	—
Loss from equity method investment	(357)	(507)	(686)	(889)
Loss from continuing operations before income taxes	(6,982)	(11,312)	(15,306)	(21,934)
Provision for (benefit from) income taxes	133	62	227	(170)
Loss from continuing operations	(7,115)	(11,374)	(15,533)	(21,764)
(Loss) income from discontinued operations, net of taxes	(168)	132	(168)	(147)
Net loss	$(7,283)	$(11,242)	$(15,701)	$(21,911)
(Loss) income per share, basic and diluted
Continuing operations	$(0.07)	$(0.11)	$(0.16)	$(0.20)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	98,810	107,535	98,696	107,279

Other comprehensive loss:
Comprehensive loss	$(7,283)	$(11,242)	$(15,701)	$(21,911)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192
Net loss	—	—	—	(7,283)	(7,283)
Repurchase of common stock	(2,088,784)	—	(11,556)	—	(11,556)
Stock-based compensation	—	—	5,507	—	5,507
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,034,680	—	(630)	—	(630)
Balance at June 30, 2021	97,613,457	$10	$729,439	$(371,219)	$358,230

	Six Months Ended June 30, 2020
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net loss	—	—	—	(10,669)	(10,669)
Stock-based compensation	—	—	6,559	—	6,559
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	317,803	—	(724)	—	(724)
Balance at March 31, 2020	107,183,633	$11	$765,157	$(442,731)	$322,437
Net loss	—	—	—	(11,242)	(11,242)
Stock-based compensation	—	—	6,855	—	6,855
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	726,367	—	(856)	—	(856)
Balance at June 30, 2020	107,910,000	$11	$771,156	$(453,973)	$317,194

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(15,701)	$(21,911)
Loss from discontinued operations, net of taxes	(168)	(147)
Net loss from continuing operations	(15,533)	(21,764)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,903	10,204
Goodwill impairment	—	8,264
Deferred income taxes	50	(397)
Bad debt expense and other reserves	468	3,485
Stock-based compensation	11,542	12,025
Increase in the fair value of contingent consideration liability	41	121
Amortization of lease right-of-use assets	2,142	3,002
Loss from equity method investment	686	889
Impairment of right-of-use assets and write-off and loss on disposal of finite-lived assets	1,666	41
Other noncash expense	219	—
Changes in operating assets and liabilities:
Accounts receivable	9,620	(1,428)
Prepaid expenses and other assets	(1,416)	(685)
Accounts payable	3,250	(11,300)
Accrued employee expenses	(1,171)	4,410
Operating lease liabilities	(2,551)	(3,705)
Accrued expenses and other liabilities	(2,394)	(8,468)
Other liabilities	(366)	905
Net cash provided by operating activities - continuing operations	15,156	(4,401)
Net cash provided by operating activities - discontinued operations	(168)	6,090
Net cash provided by operating activities	14,988	1,689
Cash flows from investing activities
Purchase of property and equipment	(5,410)	(5,568)
Net cash used in investing activities - continuing operations	(5,410)	(5,568)
Net cash provided by (used in) investing activities - discontinued operations	7,500	(726)
Net cash provided by (used in) investing activities	2,090	(6,294)
Cash flows from financing activities
Payment of contingent consideration liability	(2,214)	(2,263)
Proceeds from exercise of common stock options	1,344	3
Taxes paid related to net share settlement of equity awards	(3,049)	(1,583)
Payments for the repurchase of common stock	(19,400)	—
Net cash used in financing activities	(23,319)	(3,843)
Net increase in cash and cash equivalents	(6,241)	(8,448)
Cash and cash equivalents at beginning of period	273,314	181,534
Cash and cash equivalents at end of period	$267,073	$173,086

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$697	$700
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	850	410
Capitalized asset retirement costs included in property and equipment	—	498

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the fair value of equity method investments, the recoverability and related impairment of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its single reporting unit related to goodwill impairment, right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2021 through January 26, 2021, the Company’s chief operating decision maker (“CODM”) was solely comprised of the President and Chief Executive Officer who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Upon the hiring of the Company’s Chief Financial Officer on January 27, 2021 and through June 30, 2021, the CODM was comprised of both the President and Chief Executive Officer and the Chief Financial Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowances, at beginning of period	$6,149	$7,887	$7,147	$6,591
Charged as a reduction of revenue	1,287	2,959	2,566	5,357
Charged to bad debt expense in general and administrative expenses	236	1,260	468	3,485
Write-offs, net of recoveries	(1,883)	(1,802)	(4,392)	(5,129)
Allowances, at end of period	$5,789	$10,304	$5,789	$10,304
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

The following table presents the detail of “(Loss) income from discontinued operations, net of taxes” within the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$4,131	$—	$8,740
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	—	1,295	—	2,341
Sales and marketing	—	444	—	939
Technology and development	—	303	—	620
General and administrative	168	671	168	895
Depreciation and amortization	—	1,250	—	2,492
Goodwill impairment	—	—	—	1,923
Total costs and operating expenses	168	3,963	168	9,210
(Loss) income from operations	(168)	168	(168)	(470)
Interest income	—	11	—	166
(Loss) income from discontinued operations before income taxes	(168)	179	(168)	(304)
Provision (benefit) from income taxes	—	47	—	(157)
(Loss) income from discontinued operations, net of taxes	$(168)	$132	$(168)	$(147)

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2021				At December 31, 2020
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$256,715	$—	$—	$256,715	$262,309	$—	$—	$262,309
Total assets	$256,715	$—	$—	$256,715	$262,309	$—	$—	$262,309

Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$2,459	$2,459
Total liabilities	$—	$—	$—	$—	$—	$—	$2,459	$2,459

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value, beginning of period	$2,490	$4,852	$2,459	$4,777
Cash payments	(2,500)	(2,500)	(2,500)	(2,500)
Additions and changes in fair value	10	46	41	121
Fair value, end of period	$—	$2,398	$—	$2,398

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

6.    Property and Equipment, net
Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment, software, and internally developed software	$71,771	$66,198
Furniture and fixtures	3,803	4,610
Leasehold improvements	15,632	15,727
	91,206	86,535
Less: Accumulated depreciation	(71,750)	(65,114)
Total property and equipment, net	$19,456	$21,421
Included in the table above are property and equipment of $1.1 million and $0.9 million at June 30, 2021 and December 31, 2020, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $4.2 million and $4.6 million for the three months ended June 30, 2021 and 2020, respectively. Total depreciation and amortization expense of property and equipment was $8.1 million and $9.0 million for the six months ended June 30, 2021 and 2020, respectively.
Amortization of internal use capitalized software development costs was $3.1 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively. Amortization of internal use capitalized software development costs was $6.3 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, the Company disposed of or retired certain fully depreciated computer equipment, software, and internally developed software with an original cost basis of $0.9 million.

7.    Credit Facility
February 2018 Amended Credit Facility
The Company is party to a third amended and restated loan and security agreement (as amended from time to time, the “Third Amended Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Third Amended Credit Facility that, among other things, extended the expiration from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Third Amended Credit Facility to make certain other revisions that did not alter the borrowing amounts, interest rates, or required ratios. In February 2021, the Company entered into a third amendment to the Third Amended Credit Facility to extend the expiration date to April 19, 2021 that did not alter the borrowing amounts, interest rates, or required ratios. The Third Amended Credit Facility provided a $10.0 million subfacility for the issuance of letters of credit and contained an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.
April 2021 Amendment to Credit Facility
In April 2021, the Company entered into a fourth amendment to the Third Amended Credit Facility (the “Credit Facility”). The Credit Facility extends the maturity date to April 12, 2024. Similar to the third amended and restated loan and security agreement, the Credit Facility provides for advances under a $35.0 million revolving line of credit. The Credit Facility also provides for a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million to an aggregate maximum of $50.0 million.
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
At June 30, 2021, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million.

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
The following table presents a roll forward of the restructuring costs liability for the six months ended June 30, 2021 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2020	$381
Cash Payments	—
Accrual at June 30, 2021	$381
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
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. The Company has not recorded an accrual related to this matter as of June 30, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of June 30, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Trademark Litigation
On April 9, 2020, the Company was named as a defendant in a lawsuit filed by Six Star, Inc. (“Six Star”) in the U.S. District Court for the Middle District of Florida (the “Trademark Litigation”). The complaint in the Trademark Litigation alleged that the Company’s new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint sought injunctive relief in addition to certain monetary awards. On June 25, 2021, the parties entered into a settlement agreement pursuant to which the parties agreed to dismiss the Trademark Litigation in exchange for the Company agreeing not to use Six Star’s “BUY SMART BE HAPPY” trademark and to only use its own trademark in conjunction with the word “TrueCar.” The settlement agreement did not provide for either party to pay the other any amounts. On June 28, 2021, the court dismissed the Trademark Litigation pursuant to the settlement agreement. As a result, the Trademark Litigation is currently resolved.
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

9.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2020	10,009,282	$9.58	5.1
Granted	768,354	5.04
Exercised	(387,052)	3.47
Forfeited/expired	(1,078,734)	8.34
Outstanding at June 30, 2021	9,311,850	$9.60	4.4
At June 30, 2021, total remaining stock-based compensation expense for unvested stock option awards was $5.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. For the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense for stock option awards of $1.0 million and $1.4 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense for stock option awards of $2.6 million and $3.0 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2020	6,918,474	$4.63
Granted	5,007,558	4.81
Vested	(1,911,185)	4.78
Forfeited	(1,441,562)	4.55
Non-vested — June 30, 2021	8,573,285	$4.71
At June 30, 2021, total remaining stock-based compensation expense for non-vested restricted stock units was $37.0 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended June 30, 2021 and 2020, the Company recorded $4.2 million and $4.8 million in stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense for restricted stock units of $8.9 million and $9.1 million, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$66	$42	$137	$355
Sales and marketing	1,512	2,279	4,471	4,440
Technology and development	1,159	1,320	2,347	2,545
General and administrative	2,420	2,470	4,587	4,685
Total stock-based compensation expense	5,157	6,111	11,542	12,025
Amount capitalized to internal software use	350	355	697	700
Total stock-based compensation cost	$5,507	$6,466	$12,239	$12,725

10.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $0.2 million and an income tax benefit of $0.2 million, respectively. For the three months ended June 30, 2021 and 2020 and six months ended June 30, 2021, the Company’s provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the six months ended June 30, 2020, the tax benefit primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in the reduction of indefinite-lived deferred tax liabilities.

    There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss (“NOL”) carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and

383. Events that may cause a limitation in the amount of the net operating loss and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, the Company recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in its valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credits study, the Company anticipates that certain federal research and development credit carryforwards may expire unused. Any write-off of these tax attributes would be fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact.

11.    Net (Loss) Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,283)	$(11,242)	$(15,701)	$(21,911)
Loss from continuing operations	$(7,115)	$(11,374)	$(15,533)	$(21,764)
(Loss) income from discontinued operations, net of taxes	$(168)	$132	$(168)	$(147)

Weighted-average common shares outstanding, basic and diluted	98,810	107,535	98,696	107,279
(Loss) income per share, basic and diluted
Continuing operations	$(0.07)	$(0.11)	$(0.16)	$(0.20)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Options to purchase common stock	9,312	10,740
Common stock warrants	510	1,459
Non-vested restricted stock unit awards	8,573	8,606
Total shares excluded from net loss per share	18,395	20,805

Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the six months ended June 30, 2021, the Company repurchased and retired a total of 3.8 million shares under the Program for $19.3 million. As of June 30, 2021, the Company had a remaining authorization of $88.5 million for future share repurchases.

12.    Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and was the Company’s most significant affinity marketing partner. At the time that the Company entered into arrangements with USAA to operate its Auto Buying Program, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB paid the Company a $20 million transition services fee that was earned over the term of the agreement. Revenue share from USAA FSB to the Company remained the same as it was under the previous agreement except that amounts earned after March 1, 2020 were settled net of the transaction service fee. For the three and six months ended months ended June 30, 2020, the Company recognized revenue of $3.9 million and $5.6 million, respectively. For the six months ended June 30, 2020, the Company recorded sales and marketing expense of $2.0 million related to service arrangements entered into with USAA. The Company did not record any sales and marketing expense for the three months ended June 30, 2020 as revenue share due USAA FSB was settled net of the transaction service fee earned. At June 30, 2021 and December 31, 2020 the Company had no amounts due to or from USAA.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at June 30, 2021 and December 31, 2020 of $1.1 million and $0.9 million, respectively. The Company recognized contra-revenue of $0.3 million and $0.2 million and cost of revenue of $1.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, related to a software and data licensing agreement entered into with Accu-Trade. The Company recognized contra-revenue of $0.6 million for the six months ended June 30, 2021 and 2020, and cost of revenue of $2.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

13.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dealer revenue	$62,670	$50,049	$124,727	$123,847
OEM incentives revenue	2,768	4,771	5,565	8,294
Other revenue	328	3,734	579	5,330
Total revenues	$65,766	$58,554	$130,871	$137,471
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.3 million at December 31, 2020 were transferred to accounts receivable during the six months ended June 30, 2021 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $2.2 million and $2.3 million was recorded as of June 30, 2021 and December 31, 2020, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions like Navy Federal, PenFed and American Express; membership-based organizations like Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
During the three months ended June 30, 2021, we generated revenues of $65.8 million and recorded a loss from continuing operations of $7.1 million. During the three months ended June 30, 2020, we generated revenues of $58.6 million and recorded a loss from continuing operations of $11.4 million. During the six months ended June 30, 2021, we generated revenues of $130.9 million and recorded a loss from continuing operations of $15.5 million. During the six months ended June 30, 2020, we generated revenues of $137.5 million and recorded a loss from continuing operations of $21.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average Monthly Unique Visitors	9,617,228	8,280,273	9,396,466	8,015,985
Units (1)	194,791	189,068	360,649	386,070
Monetization	$336	$290	$361	$342
Franchise Dealer Count	9,614	11,267	9,614	11,267
Independent Dealer Count	3,545	4,131	3,545	4,131

(1)We issued full credits of the amount originally invoiced with respect to 3,478 and 2,847 units during the three months ended June 30, 2021 and 2020, respectively. We issued full credits of the amount originally invoiced with respect to 8,087 and 8,360 units during the six months ended June 30, 2021 and 2020, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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
The number of average monthly unique visitors increased 16.1% to approximately 9.6 million in the three months ended June 30, 2021 from approximately 8.3 million in the same period of 2020. The number of average monthly unique visitors increased 17.2% to approximately 9.4 million in the six months ended June 30, 2021 from approximately 8.0 million in the same period of 2020. The increase was primarily due to improvements to our search engine optimization strategy and a surge in online browsing as a result of COVID-19.
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
The number of units increased 3.0% to 194,791 units in the three months ended June 30, 2021 from 189,068 units in the three months ended June 30, 2020. The slight increase in units for the three months ended June 30, 2021 was due to COVID related restrictions placed on businesses during the same period in the prior year that was mostly lifted by state and local jurisdictions by June 2021. The number of units decreased 6.6% to 360,649 units in the six months ended June 30, 2021 from

386,070 units in the six months ended June 30, 2020. The unit decrease for the six months ended June 30, 2021 was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $336 for three months ended June 30, 2021 as compared to $290 for the three months ended June 30, 2020. Our monetization modestly increased year over year at $361 for six months ended June 30, 2021 as compared to $342 for the six months ended June 30, 2020. The increases for the three and six months ended June 30, 2021 were primarily due to temporary concessions provided to certain subscription arrangements in the second quarter of 2020 that were not continued in the corresponding periods of 2021. We expect our monetization to be affected in the future by changes in our pricing structure and the unit mix between new and used cars, with used cars providing higher monetization.
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
Our franchise dealer count was 9,614 at June 30, 2021, a decrease from 11,267 at June 30, 2020, and a decrease from 10,589 at December 31, 2020. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,545 at June 30, 2021, a decrease from 4,131 at June 30, 2020, and a decrease from 3,794 at December 31, 2020. The decline in independent dealer count was primarily due to suspensions, cancellations or going-out-of-business due to COVID-19. We expect our independent dealer count to also be impacted by new car shortages as demand for used cars have increased, which have also resulted in inventory constraints in the used car market.

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
•Adjusted EBITDA does not reflect the severance charges associated with restructuring plans;
•Adjusted EBITDA does not reflect the impairment charges on our right of use (“ROU”) assets associated with subleasing;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(7,283)	$(11,242)	$(15,701)	$(21,911)
Loss (income) from discontinued operations, net of tax	168	(132)	168	147
Loss from continuing operations	(7,115)	(11,374)	(15,533)	(21,764)

Non-GAAP adjustments:
Interest income	(13)	(61)	(28)	(439)
Depreciation and amortization	4,591	5,175	8,903	10,204
Stock-based compensation	5,157	6,111	11,542	12,025
Share of net loss of equity method investment	357	507	686	889
Certain litigation costs (1)	—	—	—	(1,939)
Restructuring charges (2)	—	8,346	—	8,346
Change in fair value of contingent consideration	10	46	41	121
Goodwill impairment (3)	—	—	—	8,264
Other income	(42)	—	(667)	—
Impairment of right-of-use (“ROU”) assets (4)	1,652	—	1,652	—
Provision for (benefit from) income taxes	133	62	227	(170)
Adjusted EBITDA	$4,730	$8,812	$6,823	$15,537

(1)For the six months ended June 30, 2020, the excluded amount relates to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits, offset by a $2.0 million payment. The $2.0 million payment received from one of our insurance carriers reflects a settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.
(2)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(3)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(4)The excluded amount represents an impairment charge on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2021 and December 31, 2020, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the six months ended June 30, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the six months ended June 30, 2020 primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in the reduction of indefinite-lived deferred tax liabilities.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$65,766	$58,554	$130,871	$137,471
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,746	5,564	11,204	11,739
Sales and marketing	37,476	33,032	77,575	79,112
Technology and development	10,780	12,800	21,973	24,699
General and administrative	13,853	12,849	26,531	24,937
Depreciation and amortization	4,591	5,175	8,903	10,204
Goodwill impairment	—	—	—	8,264
Total costs and operating expenses	72,446	69,420	146,186	158,955
Loss from operations	(6,680)	(10,866)	(15,315)	(21,484)
Interest income	13	61	28	439
Other income	42	—	667	—
Loss from equity method investment	(357)	(507)	(686)	(889)
Loss from continuing operations before income taxes	(6,982)	(11,312)	(15,306)	(21,934)
Provision for (benefit from) income taxes	133	62	227	(170)
Loss from continuing operations	(7,115)	$(11,374)	(15,533)	(21,764)
(Loss) income from discontinued operations, net of taxes	(168)	132	(168)	(147)
Net loss	$(7,283)	$(11,242)	$(15,701)	$(21,911)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$4,730	$8,812	$6,823	$15,537

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(in thousands)
Dealer revenue	$62,670	$50,049	$124,727	$123,847
OEM incentives revenue	2,768	4,771	5,565	8,294
Other revenue	328	3,734	579	5,330
Total revenues	$65,766	$58,554	$130,871	$137,471
Three months ended June 30, 2021 compared to three months ended June 30, 2020. The increase in our revenues of $7.2 million, or 12.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 reflected increases in our dealer revenue, partially offset by decreases in OEM incentives revenue and other revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 95.3%, 4.2%, and 0.5%, respectively, of revenues for the three months ended June 30, 2021 as compared to 85.5%, 8.1%, and 6.4%, respectively, for the same period in 2020. The increase of $12.6 million in dealer revenue for the three months ended June 30, 2021 was primarily a result of the lifting of the pandemic related lockdown restrictions that were imposed in the second quarter of 2020. Additionally, we had previously provided concessions to certain subscription arrangements for the three months ended June 30, 2020 that have since ended. The decrease of $2.0 million in OEM incentives revenue for the three months ended June 30, 2021 was driven by the loss of OEM programs that targeted USAA members only and certain OEMs pausing on their programs as a result of low inventory associated with the global automobile semiconductor chip shortage. A decrease of $3.4 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage, which may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause on their incentive programs.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. The decrease in our revenues of $6.6 million, or 4.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 reflected decreases in OEM incentives revenue and other revenue partially offset by a modest increase in dealer revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 95.3%, 4.3%, and 0.4%, respectively, of revenues for the six months ended June 30, 2021 as compared to 90.1%, 6.0%, and 3.9%, respectively, for the same period in 2020. The decrease of $2.7 million in OEM incentives revenue for the six months ended June 30, 2021 was driven by the loss of OEM programs that targeted USAA members only and certain OEMs pausing on their programs as a result of low inventory associated with the global automobile semiconductor chip shortage. A decrease of $4.8 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,746	$5,564	$11,204	$11,739
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	8.7%	9.5%	8.6%	8.5%
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Cost of revenue increased $0.2 million, or 3.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to a $1.5 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year, partially offset by a $1.2 million decrease in employee-related expenses primarily due to a $0.6 million decrease resulting from reduced headcount and a $0.6 million decrease in severance-related costs associated with the restructuring undertaken in the second quarter of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020. Cost of revenue decreased $0.5 million, or 4.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a $2.1 million decrease in employee-related expenses, of which $1.5 million is a result of reduced headcount and $0.6 million in severance-related costs associated with the restructuring undertaken in the second quarter of 2020, a $0.3 decrease in facilities costs and a $0.2 million decrease in stock-based compensation. These decreases were partially offset by a $2.1 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$37,476	$33,032	$77,575	$79,112
Sales and marketing expenses as a percentage of revenues	57.0%	56.4%	59.3%	57.5%
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Sales and marketing expenses increased $4.4 million, or 13.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase primarily reflects a $8.0 million increase in branded media spend, a $4.7 million increase in revenue share paid to affinity marketing partners, partially offset by a $7.8 million decrease in employee-related expenses, of which $5.3 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $2.5 million related to reduced headcount, and a $0.8 million decrease in stock-based compensation. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages as it impacts the deployment of our branded media spend and revenue share that we pay to our affinity marketing partners.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Sales and marketing expenses decreased $1.5 million, or 1.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease primarily reflects a $9.8 million decrease in employee-related expenses primarily due to a $5.3 million decrease in severance-related costs associated with the restructuring undertaken in the second quarter of 2020 and a $4.5 million decrease resulting from reduced headcount, a $1.7 million decrease in travel-related and industry conference expenses due to the COVID-19 pandemic, a $1.3 million decrease in creative production costs, and a $0.9 million decrease in outsourced services, substantially offset by a $9.6 million increase in branded media spend and a $3.0 million increase in revenue share paid to affinity marketing partners.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(dollars in thousands)
Technology and development expenses	$10,780	$12,800	$21,973	$24,699
Technology and development expenses as a percentage of revenues	16.4%	21.9%	16.8%	18.0%
Capitalized software costs	$3,011	$2,839	$5,958	$5,600
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Technology and development expenses decreased $2.0 million, or 15.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease primarily reflects a $2.5 million decrease in employee-related expenses, of which $1.6 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $0.9 million related to reduced headcount, and a $0.2 million decrease in facilities costs, partially offset by a $0.7 million increase in outsourced services.
Capitalized software costs also increased by $0.2 million, or 6.1%, primarily due to an increase in third-party software costs.

We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Technology and development expenses decreased $2.7 million, or 11.0%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease primarily reflects a $2.7 million decrease in employee-related expenses, of which $1.6 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $1.1 million related to reduced headcount, and a $0.6 million decrease in facilities costs, partially offset by a $0.8 million increase in outsourced services.
Capitalized software costs also increased by $0.4 million, or 6.4%, primarily due to an increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(dollars in thousands)
General and administrative expenses	$13,853	$12,849	$26,531	$24,937
General and administrative expenses as a percentage of revenues	21.1%	21.9%	20.3%	18.1%
Three months ended June 30, 2021 compared to three months ended June 30, 2020. General and administrative expenses increased $1.0 million, or 7.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $1.7 million impairment charge on our right-of-use asset associated with an office lease, a $0.6 million increase in professional fees primarily related to legal expenses, and a $0.6 million increase in other expenses associated with bank fees and insurance costs, partially offset by a $1.0 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions, and a $0.8 million decrease in severance-related costs associated with the restructuring undertaken in the second quarter of 2020. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. General and administrative expenses increased $1.6 million, or 6.4%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $2.4 million increase in legal expenses as a result of a $2.0 million payment received in the first quarter of 2020 from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees, a $1.7 million impairment charge on our right-of-use asset associated with an office lease, and a $0.9 million increase in other expenses associated with bank fees and insurance costs, partially offset by a $3.0 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions and a $0.8 million decrease in severance-related costs associated with the restructuring undertaken in the second quarter of 2020.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization expenses	$4,591	$5,175	$8,903	$10,204
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Depreciation and amortization expenses decreased $0.6 million, or 11.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

Six months ended June 30, 2021 compared to six months ended June 30, 2020. Depreciation and amortization expenses decreased $1.3 million, or 12.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Goodwill Impairment
For the six months ended June 30, 2020, we recognized a non-cash goodwill impairment charge in the amount of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020. For further details, see Note 5 to our condensed consolidated financial statements included herein.
Other Income
For the three and six months ended June 30, 2021, other income consists of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(in thousands)
Provision for (benefit from) income taxes	$133	$62	$227	$(170)

For the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the six months ended June 30, 2020, our benefit for income taxes primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in the reduction of indefinite-lived deferred tax liabilities.
(Loss) Income from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
	(in thousands)
(Loss) income from discontinued operations, net of taxes	$(168)	$132	$(168)	$(147)
Net loss from discontinued operations, net of taxes, was $0.2 million during the three and six months ended June 30, 2021, and relates to professional fees associated with the pending resolution of net working capital adjustments of our ALG divestiture. Net income from discontinued operations, net of taxes, was $0.1 million during the three months ended June 30, 2020. Net loss from discontinued operations, net of taxes, was $0.1 million during the six months ended June 30, 2020. We completed our divestiture of ALG on November 30, 2020.

Liquidity and Capital Resources
At June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $267.1 million.
We have incurred cumulative losses of $371.2 million from our operations through June 30, 2021, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions associated with the ongoing COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at June 30, 2021. The amount available under the amended credit facility at June 30, 2021 was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million. See Note 7 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Six Months Ended June 30,
	2021	2020
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$15,156	$(4,401)
Net cash used in investing activities	(5,410)	(5,568)
Net cash used in financing activities	(23,319)	(3,843)
Net cash used in continuing operations	(13,573)	(13,812)
Net cash provided by discontinued operations	7,332	5,364
Net increase in cash and cash equivalents	$(6,241)	$(8,448)
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
Cash provided by operating activities from continuing operations for the six months ended June 30, 2021 was $15.2 million. This was primarily due to our loss from continuing operations of $15.5 million, adjusted for non-cash items, including stock-based compensation expense of $11.5 million, depreciation and amortization expense of $8.9 million, amortization of lease right-of-use assets of $2.1 million, an impairment charge associated with certain of our existing office locations of $1.7 million, bad debt expense of $0.5 million, and loss from equity method investment of $0.7 million. Net cash provided by operations also reflected an increase of $5.0 million from changes in operating assets and liabilities, which primarily reflected an increase in accounts receivable of $9.6 million primarily due to improved collections efforts, and an increase in accounts payable of $3.3 million. These increases were offset by a decrease in accrued employee expenses of $1.2 million, a decrease in operating lease liabilities of $2.6 million, a decrease in accrued expenses and other current liabilities of $2.4 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, and a decrease in prepaid expenses and other assets of $1.4 million primarily due to the timing of payments of certain insurance premiums.
Cash used in operating activities from continuing operations for the six months ended June 30, 2020 was $4.4 million. This was primarily due to our loss from continuing operations of $21.8 million, adjusted for non-cash items, including goodwill impairment of $8.3 million, stock-based compensation expense of $12.0 million, depreciation and amortization expense of

$10.2 million, bad debt expense of $3.5 million, and amortization of lease right-of-use assets of $3.0 million. Net cash provided by operations also reflected a decrease of $20.3 million related to changes in operating assets and liabilities.
The $20.3 million decrease related to changes in operating assets and liabilities primarily reflected decreases in accounts payable of $11.3 million and in accrued expenses and other current liabilities of $8.5 million both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $3.7 million, a decrease in accounts receivable of $1.4 million, and a decrease in prepaid expenses and other assets of $0.7 million. These decreases were offset by an increase in accrued employee expenses of $4.4 million primarily related to severance.
Investing Activities of Continuing Operations
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $5.4 million for the six months ended June 30, 2021 resulted from investments in software and computer hardware.
Cash used in investing activities of $5.6 million for the six months ended June 30, 2020 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $23.3 million for the six months ended June 30, 2021 primarily represents payments of $19.4 million for the repurchase and retirement of our common stock, taxes paid of $3.0 million for the net share settlement of certain equity awards, and the portion of the payment associated with an acquisition date fair value of a contingent consideration of $2.2 million related to our 2018 acquisition of DealerScience. These decreases were offset by an increase due to cash received of $1.3 million for the exercise of employee stock options.
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
Net Cash Provided by Discontinued Operations
Net cash provided by discontinued operations for the six months ended June 30, 2021 mainly consisted of the $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020.

Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the six months ended June 30, 2021.

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
Interest Rate Risk
We had cash and cash equivalents of $267.1 million at June 30, 2021, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 7 to the condensed consolidated financial statements herein. As of June 30, 2021, we had no borrowings under the credit facility.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Related to Our Business and Industry

    The coronavirus pandemic and the responses to it by governments, organizations and individuals materially negatively affected our business. We cannot predict the extent to which our business will be disrupted by it and its effects in the future.
During the coronavirus pandemic, governments around the world have taken extraordinary and unprecedented measures to slow the spread of the virus and its variants. These measures included, among many others, orders requiring so-called “non-essential” businesses to close and individuals to “shelter at home,” as well as capacity and other restrictions on businesses. Even where not required by applicable governmental authorities, individuals and organizations have voluntarily canceled and scaled down social and commercial activities to protect themselves and their members from infection.
These responses to the pandemic caused unparalleled damage to the global economy and negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the large number of consumers who are unemployed, as well as the decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars.
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
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, it is possible that governmental restrictions could be reimposed or heightened and that there could be additional changes in dealer and consumer behavior, any of which could have negative financial and operational impacts on our business.
Further, uncertainty continues to surround the pandemic’s long-term effect on governmental, economic and societal conditions. We cannot predict or prepare for every eventuality, and our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected. For example, consumer demand for cars could be permanently decreased if remote working remains prevalent after the pandemic, reducing the need for workers to commute. Further, many dealers have been highly profitable during the pandemic as a result of low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.
Additionally, in the first quarter of 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities. Although we have not yet finalized our post-pandemic dynamic workplace policy, we intend to reopen certain physical office locations to certain employees when it is safe to do so and local requirements allow. Our employees who opt, or are required, to return to the office may nevertheless be exposed to health risks, which could expose us to potential liability. Further, the transition from current work-from-home conditions for all employees to a policy that permits or requires some employees to return to the office could disrupt our business and have negative effects on our attrition, morale and productivity.
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
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. This decline is attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships and the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory. The limited supply of inventory has led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ advertising spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business” above, disrupt our search-engine optimization efforts. We cannot predict when, if ever, these inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and throughout 2021 we have experienced a material decline in lead close rate. We believe that the close rate challenges that we have experienced in 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, can adversely affect our revenues, results of operations and business.
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
Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic imposed financial hardships on dealers that resulted in some of them going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA FSB diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers, and we have taken actions intended to mitigate these effects on our dealers.
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
If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, during the coronavirus pandemic, our monetization rates exhibited substantially greater volatility than historical levels. In response to this volatility, we provided automatic discounts to most of our subscription dealers during the second quarter of 2020. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates into line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Over the course of 2020, we experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. Similarly, during the second half of 2015, we experienced both a decline in the proportion of high-volume dealers in our network and slowed quarter-over-quarter revenue growth. Additionally, as noted earlier in this “Risk Factors” section, many of our dealers canceled or suspended their participation in our network as a result of the coronavirus pandemic and the termination of our affinity partnership with USAA FSB led to the loss of additional dealers from our network. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or “MAAP,” guidelines. If a manufacturer takes the position that its MAAP guidelines apply to prices provided by a TrueCar Certified Dealer to our users and the dealer submits a price to a user that falls below the applicable MAAP guidelines, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in late 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers could impede our ability to grow our dealer network. Although a number of manufacturers have introduced MAAP guidelines, and we have implemented certain changes designed to accommodate these guidelines, others may do so in the future and it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
In 2020 and 2019, respectively, we derived approximately 6.0% and 4.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, increasingly low vehicle inventories in 2021 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.
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
Additional changes like these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor below: “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them.
Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter of 2020 because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. For more information on the impact of the pandemic on our business, refer to the risk factor above: “The coronavirus pandemic and the responses to it by governments, organizations and individuals materially negatively affected our business. We cannot predict the extent to which our business will be disrupted by it and its effects in the future.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2021, our franchise dealer count was 9,614.
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
Management transition is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to fill any vacant roles and train any new hires could disrupt our business. If we are unable to successfully identify and attract adequate candidates for any vacancies in our management roles in a timely manner, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we seek. The search for candidates for these positions has resulted, and may in the future result, in significant recruiting and relocation costs.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions, which could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
Our business is subject to risks related to the larger automotive ecosystem, including interest rates, consumer demand, global supply chain challenges and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, according to the Bureau of Economic Analysis, and the coronavirus pandemic caused a substantial decrease in vehicle sales in 2020 and a shortage of automobile semiconductor chips has continued to adversely affect vehicle sales in 2021.
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

•the compliance of the dealers within our network of TrueCar Certified Dealers with applicable laws, regulations and the rules of our platform, including the requirement that they honor the prices they quote to our users;

•our access to a sufficient amount of data to enable us to provide relevant vehicle and pricing information to consumers, including data provided by TrueCar Certified Dealers through our systems; and

•our ability to constantly innovate and improve our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
If we are not successful in increasing the number of dealers subscribing to our Access product package, providing a compelling value proposition to consumers using that offering or our new Finance and Insurance products or integrating those products into our consumer experience, our business and prospects could be adversely affected.
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
Also, since 2020, we have introduced three new F&I products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with two different financial institutions, one of which allows consumers who have received offers from dealers who also have partnered with the institution to pre-qualify for a car loan, and the other of which allows consumers to review their credit score to facilitate financing quotations. We intend to continue to introduce additional F&I products to improve consumers’ car-buying experience in the future.
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
As we introduce new offerings, such as our F&I products, our Access package and our TrueCar Reach and Sponsored Listings products, or enhance existing products and services on our platform, for example, through our planned evolution to an end-to-end car-buying solution, we may incur losses or otherwise fail to introduce these products or product enhancements successfully. Our attempts to do so may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.
In addition, we may not successfully demonstrate the value of these enhanced or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.
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
We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in 2020, we introduced new consumer experiences that allow our users more control over the dealers to which their contact information is provided, the specific information so provided and the methods by which they are contacted. Although we believe that these experiences improved our product and will yield long-term financial benefits, in the short term, certain aspects had an incrementally negative impact on our monetization rates. Similarly, as discussed elsewhere in this “Risk Factors” section, we believe that our plan to evolve our product into an end-to-end car-buying solution is critical to the long-term success of our business. However, we cannot assure you that we will be able to successfully implement such a solution, or, if we do, that it will improve our business.
These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
Failure to maintain or increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital, social, email and radio advertisements. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown when users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may require more focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending,” the automobile inventory shortage during 2021 reduced the attractiveness of our value proposition to many dealers.
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
We also purchase car-related keywords by anticipating what words and terms consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We advertise through television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor below: “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $151.9 million and $227.0 million on sales and marketing during the years ended 2020 and 2019, respectively.

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
Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did in response to the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected. For example, the industry-wide vehicle inventory shortage in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe could harm the effectiveness of our advertising. For more information on the 2021 inventory shortage, see the risk factor above: “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.”
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
Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, Apple’s iOS 14 requires all applications on iPhones running that operating system to request permission from users before using their personal data. Because of this, Facebook has restricted our ability to use the data of its users who are directed to our webpages or application. These restrictions have negatively impacted the effectiveness of our digital marketing, and we expect that similar future restrictions imposed on us by other third parties similar to Apple and Facebook could have similar impacts, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.
If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.
In 2020, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot be certain that we will recover the costs we will incur in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
Laws Relating to Financial Products
The provision of financial products, including related to the purchase or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financial products, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular, including products related to prequalification for financing that may involve access to consumer credit scores. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Our business operations and data handling procedures are based on industry standards. We maintain and update privacy and information security policies and employ an audit and assurance program designed to ensure that we comply with privacy and security-related obligations to third parties. We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties or our privacy-related legal obligations, including those imposed by the CCPA and other state privacy laws, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause consumers and automobile dealers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.
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
Trademark Litigation
In April 2020, we were named as a defendant in a lawsuit filed by Six Star, Inc. in the U.S. District Court for the Middle District of Florida. The complaint alleged that our new “BUY SMARTER DRIVE HAPPIER” tagline infringed and diluted Six Star’s “BUY SMART BE HAPPY” trademark and included claims of false advertising and deceptive and unfair trade practices. The complaint sought injunctive relief in addition to certain monetary awards. On June 25, 2021, the parties entered into a settlement agreement pursuant to which the parties agreed to dismiss the litigation in exchange for our agreement to not use Six Star’s “BUY SMART BE HAPPY” trademark and to only use our “BUY SMARTER DRIVE HAPPIER” tagline in connection with our trademarked word “TrueCar.” The settlement agreement did not provide for either party to pay the other any amount. On June 28, 2021, the court dismissed the litigation pursuant to the settlement agreement. As a result, this litigation is currently resolved and we do not anticipate further legal expenses or loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
For example, the total consideration of $135 million payable in connection with the divestiture of our ALG subsidiary in 2020, which we refer to as the Divestiture, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will realize the full $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the definitive documentation giving effect to the Divestiture.
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
For example, some web browsers have begun to discontinue third-party cookie tracking, and the providers of certain other web browsers have announced an intention to do so as well. Certain of our marketing efforts currently rely on cookies to identify in-market consumers. We cannot assure you that we will be able to mitigate any adverse effects that result from browsers blocking our cookies, or altering the manner in which, or the extent to which, they support our cookies.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act is preempted by federal law, and the State of

California subsequently agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. On October 27, 2020, the FCC, on remand, readopted its previous order. This FCC action could be subject to further court challenges, and following the recent federal election, could be subject to repeal by a newly-constituted FCC, and on July 9, 2021, President Biden signed an executive order calling on the FTC to do so. On April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. As a result, considerable uncertainty currently complicates this area of the law. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our industry is prone to cyberattacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks) and general hacking have become more prevalent in our industry, have occurred on our systems in the past and are likely to occur on our systems in the future. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems or result in financial harm to us. Further, these risks could be heightened by the fact that, since the beginning of the coronavirus pandemic, most of our employees have been working from home and we expect that a majority of them will continue to do so for the foreseeable future.
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
Our revenue grew from $38.1 million in 2010 to $278.7 million in 2020. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 from $335.0 million in 2019. In light of the termination of our partnership with USAA, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $371.2 million at June 30, 2021. During the six months ended June 30, 2021, we had a net loss of $15.7 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in the second quarter of 2020, a Florida dealer sued us claiming that our new “BUY SMARTER DRIVE HAPPIER” tagline, which is featured in the majority of our marketing materials, infringed its “BUY SMART BE HAPPY” trademark. Although this litigation was resolved without any effect on our business, if any similar litigation is brought and decided adversely to us, we could be required to change our tagline and replace the marketing materials in which it is featured, which would be costly and could damage our brand. For more information on this litigation, refer to the risk factor above: “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” Moreover, as discussed in greater detail under the risk factor above: “Failure to adequately protect our intellectual property could harm our business and operating results,” from time to time, we take legal action to protect our own intellectual property.
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
At June 30, 2021, we had goodwill and intangible assets of $51.2 million and $5.8 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA FSB, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations.
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
Sections 382 and 383 of the U.S. Internal Revenue Code, which we refer to as the IRC, impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings and share repurchase programs, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change as of December 31, 2019 within the meaning of Sections 382 and 383 of the IRC. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, pending finalization of our 2011-2020 research and development tax credit study, we anticipate that certain federal research and development credit carryforwards may expire unused.
Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing a $5 million cap on the use of tax credits effective for tax years 2020 through 2022. Therefore, for the impacted tax years, including 2020, during which we recognized net taxable income in California due to the Divestiture, California taxes that otherwise could have been offset by California net operating losses, which are limited to a 20-year carryforward period, will instead need to be offset by our California research and development credits, which do not expire (i.e., can be carried forward indefinitely), up to the $5 million annual cap. As a result, our tax assets will be diminished. Further, following the recent federal and state elections, federal corporate tax law could be subject to unfavorable changes; for example, potential revisions to the corporate tax are currently under discussion between Congress and the Biden Administration. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

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
 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the six months ended June 30, 2021, the trading price of our common stock fluctuated from a low of $4.04 per share to a high of $6.25 per share. For the fiscal year ended December 31, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $6.47 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
•announcements by us or our competitors of new products or innovations to existing products;
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
As of June 30, 2021, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 60% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At June 30, 2021, approximately 97.6 million shares of our common stock were outstanding. In addition, as of June 30, 2021, there were 9.3 million shares underlying options and 8.6 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.0 million shares (including vested options) as of June 30, 2021 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 — April 30, 2021	—	N/A	—	$25,000,004
May 1, 2021 — May 31, 2021	—	N/A	—	$100,000,004
June 1, 2021 — June 30, 2021	2,088,784	$5.524	2,088,784	$88,462,620
On August 6, 2020, the Company issued a press release announcing that its Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the Company’s common stock. In May 2021, the Company’s Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. This action did not affect the authorization’s expiration date on September 30, 2022 or the fact that it does not obligate the Company to repurchase any dollar amount of its shares.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1	Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated April 12, 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.	10-Q	10.6	May 6, 2021
10.2	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	August 5, 2021	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer
(Principal Financial Officer)