Form 10-Q
period 2021-09-30
TrueCar, Inc.
filed 2021-11-05
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 2, 2021, 95,922,147 shares of the registrant’s common stock were outstanding.

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
•our ability to successfully roll out our planned TrueCar+ offering, provide a compelling value proposition to consumers using that offering and integrate our current and future offerings into that experience;
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
•our ability to effectively and timely integrate our operations with those of any business we acquire and related factors, including the difficulties associated with such integration (such as the difficulties, challenges and costs associated with managing and integrating new facilities, assets and employees) and the achievement of the anticipated benefits of such integration;
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
•If we are not successful in rolling out our planned TrueCar+ offering, providing a compelling value proposition to consumers using that offering, integrating our current and future offerings into that experience or monetizing it, our business and prospects could be adversely affected.
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
•Our business could be adversely affected by executive turnover and other transitions in our senior management team. An inability to navigate these transitions and attract, retain and integrate new management and other personnel could harm our business.
•We rely on relationships with data providers and may experience interruptions in the data feeds they provide, which could adversely affect our current product offerings and limit our ability to provide our expected TrueCar+ offering to users and dealers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$250,665	$273,314
Accounts receivable, net of allowances of $3,678 and $7,147 at September 30, 2021 and December 31, 2020, respectively	19,891	32,923
Prepaid expenses	8,094	5,800
Other current assets	2,199	12,901
Total current assets	280,849	324,938
Property and equipment, net	19,255	21,421
Operating lease right-of-use assets	24,689	29,192
Goodwill	51,205	51,205
Intangible assets, net	5,362	6,600
Equity method investment	18,952	19,905
Other assets	4,386	4,800
Total assets	$404,698	$458,061
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,130 and $913 at September 30, 2021 and December 31, 2020, respectively)	$14,150	$13,198
Accrued employee expenses	5,613	6,506
Operating lease liabilities, current	5,096	4,771
Accrued expenses and other current liabilities	10,049	18,402
Total current liabilities	34,908	42,877
Deferred tax liabilities	88	40
Operating lease liabilities, net of current portion	27,772	31,974
Other liabilities	24	388
Total liabilities	62,792	75,279
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 95,747,550 and 99,690,942 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	719,951	738,290
Accumulated deficit	(378,055)	(355,518)
Total stockholders’ equity	341,906	382,782
Total liabilities and stockholders’ equity	$404,698	$458,061

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$54,966	$77,247	$185,837	$214,718
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,715	4,664	16,919	16,403
Sales and marketing	31,239	36,254	108,814	115,366
Technology and development	9,890	10,162	31,863	34,861
General and administrative	11,121	11,315	37,652	36,252
Depreciation and amortization	3,828	5,117	12,731	15,321
Goodwill impairment	—	—	—	8,264
Total costs and operating expenses	61,793	67,512	207,979	226,467
(Loss) income from operations	(6,827)	9,735	(22,142)	(11,749)
Interest income	12	13	40	452
Other income	—	450	667	450
Loss from equity method investment	(267)	(571)	(953)	(1,460)
(Loss) income from continuing operations before income taxes	(7,082)	9,627	(22,388)	(12,307)
(Benefit from) provision for income taxes	(38)	38	189	(132)
(Loss) income from continuing operations	(7,044)	9,589	(22,577)	(12,175)
Income from discontinued operations, net of taxes	208	2,000	40	1,853
Net (loss) income	$(6,836)	$11,589	$(22,537)	$(10,322)
(Loss) income per share, basic
Continuing operations	$(0.07)	$0.09	$(0.23)	$(0.11)
Discontinued operations	$0.00	$0.02	$0.00	$0.02
(Loss) income per share, diluted
Continuing operations	$(0.07)	$0.09	$(0.23)	$(0.11)
Discontinued operations	$0.00	$0.02	$0.00	$0.02

Weighted average common shares outstanding, basic	96,037	107,693	97,800	107,418
Weighted average common shares outstanding, diluted	96,037	110,011	97,800	107,418

Other comprehensive (loss) income:
Comprehensive (loss) income	$(6,836)	$11,589	$(22,537)	$(10,322)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192
Net loss	—	—	—	(7,283)	(7,283)
Repurchase of common stock	(2,088,784)	—	(11,556)	—	(11,556)
Stock-based compensation	—	—	5,507	—	5,507
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	1,034,680	—	(630)	—	(630)
Balance at June 30, 2021	97,613,457	$10	$729,439	$(371,219)	$358,230
Net loss	—	—	—	(6,836)	(6,836)
Repurchase of common stock	(2,365,258)	—	(13,044)	—	(13,044)
Stock-based compensation	—	—	4,768	—	4,768
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	499,351	—	(1,212)	—	(1,212)
Balance at September 30, 2021	95,747,550	$10	$719,951	$(378,055)	$341,906

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)
(Continued)

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

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,537)	$(10,322)
Income from discontinued operations, net of taxes	40	1,853
Net loss from continuing operations	(22,577)	(12,175)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,731	15,321
Goodwill impairment	—	8,264
Deferred income taxes	48	(341)
Bad debt expense and other reserves	286	2,805
Stock-based compensation	15,992	17,632
Increase in the fair value of contingent consideration liability	41	151
Amortization of lease right-of-use assets	3,211	4,312
Loss from equity method investment	953	1,460
Impairment of right-of-use assets and write-off and loss on disposal of finite-lived assets	1,666	39
Other noncash expense	313	—
Changes in operating assets and liabilities:
Accounts receivable	12,746	(5,289)
Prepaid expenses and other assets	477	774
Accounts payable	993	(8,189)
Accrued employee expenses	(1,099)	(851)
Operating lease liabilities	(3,877)	(5,065)
Accrued expenses and other liabilities	(5,363)	(4,599)
Other liabilities	(364)	1,823
Net cash provided by operating activities - continuing operations	16,177	16,072
Net cash (used in) provided by operating activities - discontinued operations	(180)	7,622
Net cash provided by operating activities	15,997	23,694
Cash flows from investing activities
Purchase of property and equipment	(8,056)	(8,020)
Net cash used in investing activities - continuing operations	(8,056)	(8,020)
Net cash provided by (used in) investing activities - discontinued operations	6,484	(1,138)
Net cash used in investing activities	(1,572)	(9,158)
Cash flows from financing activities
Payment of contingent consideration liability	(2,214)	(2,263)
Proceeds from exercise of common stock options	1,369	84
Taxes paid related to net share settlement of equity awards	(4,286)	(3,084)
Payments for the repurchase of common stock	(31,943)	(12,108)
Net cash used in financing activities	(37,074)	(17,371)
Net decrease in cash and cash equivalents	(22,649)	(2,835)
Cash and cash equivalents at beginning of period	273,314	181,534
Cash and cash equivalents at end of period	$250,665	$178,699

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$1,015	$992
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,101	392
Capitalized asset retirement costs included in property and equipment	—	498

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
Segments
The Company has one operating segment. From January 1, 2021 through January 26, 2021, the Company’s chief operating decision maker (“CODM”) was solely comprised of the President and Chief Executive Officer who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Upon the hiring of the Company’s Chief Financial Officer on January 27, 2021 and through September 30, 2021, the CODM was comprised of both the President and Chief Executive Officer and the Chief Financial Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowances, at beginning of period	$5,789	$10,304	$7,147	$6,591
Charged as a reduction of revenue	923	1,581	3,489	6,939
Charged to bad debt expense in general and administrative expenses	(182)	(680)	286	2,805
Write-offs, net of recoveries	(2,852)	(2,752)	(7,244)	(7,882)
Allowances, at end of period	$3,678	$8,453	$3,678	$8,453
The Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

3.    Discontinued Operations
On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provided for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and incurred transaction costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license in the amount of $1.9 million. The carrying value of the data license is included in other current assets and other assets in the accompanying condensed consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. The Divestiture resulted in a pre-tax gain of $92.5 million for the year ended December 31, 2020. At December 31, 2020, the Company recorded a receivable of $7.5 million associated with the achievement of the first earnout based on certain 2020 revenue metrics. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout and is reflected within investing activities of discontinued operations on the accompanying condensed consolidated statements of cash flows. During the three months ended September 30, 2021, the Company finalized its net working capital adjustments associated with the Divestiture. The resolution resulted in additional gain on sale of $0.2 million for the three and nine months ended September 30, 2021.
The Divestiture represented a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the condensed consolidated statements of comprehensive loss and consolidated statements of cash flows for all periods presented.

The following table presents the detail of “Income from discontinued operations, net of taxes” within the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$5,221	$—	$13,961
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	—	1,379	—	3,720
Sales and marketing	—	304	—	1,243
Technology and development	—	373	—	993
General and administrative	12	725	180	1,620
Depreciation and amortization	—	418	—	2,910
Goodwill impairment	—	—	—	1,923
Total costs and operating expenses	12	3,199	180	12,409
(Loss) income from operations	(12)	2,022	(180)	1,552
Gain on sale	220	—	220	—
Interest income	—	3	—	169
Income from discontinued operations before income taxes	208	2,025	40	1,721
Provision (benefit) from income taxes	—	25	—	(132)
Income from discontinued operations, net of taxes	$208	$2,000	$40	$1,853

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2021				At December 31, 2020
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$239,992	$—	$—	$239,992	$262,309	$—	$—	$262,309
Total assets	$239,992	$—	$—	$239,992	$262,309	$—	$—	$262,309

Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$2,459	$2,459
Total liabilities	$—	$—	$—	$—	$—	$—	$2,459	$2,459
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$—	$2,398	$2,459	$4,777
Cash payments	—	—	(2,500)	(2,500)
Additions and changes in fair value	—	30	41	151
Fair value, end of period	$—	$2,428	$—	$2,428

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

6.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment, software, and internally developed software	$74,197	$66,198
Furniture and fixtures	3,798	4,610
Leasehold improvements	15,664	15,727
	93,659	86,535
Less: Accumulated depreciation	(74,404)	(65,114)
Total property and equipment, net	$19,255	$21,421
Included in the table above are property and equipment of $1.8 million and $0.9 million at September 30, 2021 and December 31, 2020, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.4 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. Total depreciation and amortization expense of property and equipment was $11.5 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Amortization of internal use capitalized software development costs was $3.0 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively. Amortization of internal use capitalized software development costs was $9.3 million and $9.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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
At September 30, 2021, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million.

8.    Commitments and Contingencies
Reorganization
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The majority of the restructuring costs liability was paid during the year ended December 31, 2020 with the remaining accrual reversed in 2021 upon the expiration of the unexercised health benefits. The Company does not expect to incur additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the restructuring costs liability for the nine months ended September 30, 2021 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2020	$381
Reversal of accrual	(381)
Accrual at September 30, 2021	$—
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
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary. The Company has not recorded an accrual related to this matter as of September 30, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the Board’s action on the Special Committee’s recommendation, which is described in greater detail above, the stay on the Lee Derivative Litigation was lifted, and we expect to move to dismiss the case if the plaintiff does not agree to do so voluntarily. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of September 30, 2021 as the Company does not believe a loss is probable or reasonably estimable.
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

9.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2020	10,009,282	$9.58	5.1
Granted	768,354	5.04
Exercised	(396,522)	3.45
Forfeited/expired	(4,310,941)	9.47
Outstanding at September 30, 2021	6,070,173	$9.48	6.2
At September 30, 2021, total remaining stock-based compensation expense for unvested stock option awards was $4.7 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense for stock option awards of $0.5 million and $1.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense for stock option awards of $3.1 million and $4.3 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2020	6,918,474	$4.63
Granted	5,446,058	4.76
Vested	(2,677,959)	4.75
Forfeited	(1,865,570)	4.56
Non-vested — September 30, 2021	7,821,003	$4.69
At September 30, 2021, total remaining stock-based compensation expense for non-vested restricted stock units was $32.6 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended September 30, 2021 and 2020, the Company recorded $3.9 million and $4.3 million in stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense for restricted stock units of $12.9 million and $13.4 million, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$44	$108	$181	$463
Sales and marketing	1,271	1,816	5,742	6,256
Technology and development	1,098	1,185	3,445	3,730
General and administrative	2,037	2,498	6,624	7,183
Total stock-based compensation expense	4,450	5,607	15,992	17,632
Amount capitalized to internal software use	318	292	1,015	992
Total stock-based compensation cost	$4,768	$5,899	$17,007	$18,624

10.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company recorded income tax benefit of less than $0.1 million and income tax expense of less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $0.2 million and income tax benefit of $0.1 million, respectively.

    There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the presence of net operating loss (“NOL”) carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating losses and research tax credits may be limited as prescribed under IRC Sections 382 and

383. Events that may cause a limitation in the amount of net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, the Company recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in its valuation allowance, with no net tax provision impact. Additionally, pending finalization of the 2011-2020 research and development tax credits study, the Company anticipates that certain federal research and development credit carryforwards may expire unused. Any write-off of these tax attributes would be fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact.

11.    Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(6,836)	$11,589	$(22,537)	$(10,322)
(Loss) income from continuing operations	$(7,044)	$9,589	$(22,577)	$(12,175)
Income from discontinued operations, net of taxes	$208	$2,000	$40	$1,853

Weighted average common shares outstanding, basic	96,037	107,693	97,800	107,418
Weighted average common shares outstanding, diluted	96,037	110,011	97,800	107,418
(Loss) income per share, basic
Continuing operations	$(0.07)	$0.09	$(0.23)	$(0.11)
Discontinued operations	$0.00	$0.02	$0.00	$0.02
(Loss) income per share, diluted
Continuing operations	$(0.07)	$0.09	$(0.23)	$(0.11)
Discontinued operations	$0.00	$0.02	$0.00	$0.02

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted (loss) income per share at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Options to purchase common stock	6,070	9,219
Common stock warrants	—	1,459
Non-vested restricted stock unit awards	7,821	3,234
Total shares excluded from net loss per share	13,891	13,912
Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the nine months ended September 30,

2021 the Company repurchased and retired a total of 6.1 million shares under the Program for $32.3 million. As of September 30, 2021, the Company had a remaining authorization of $75.5 million for future share repurchases.
12.    Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and was the Company’s most significant affinity marketing partner. At the time that the Company entered into arrangements with USAA to operate its Auto Buying Program, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB paid the Company a $20 million transition services fee that was earned over the term of the agreement. Revenue share from USAA FSB to the Company remained the same as it was under the previous agreement except that amounts earned after March 1, 2020 were settled net of the transaction service fee. For the three and nine months ended months ended September 30, 2020, the Company recognized revenue of $3.5 million and $9.1 million, respectively. For the nine months ended September 30, 2020, the Company recorded sales and marketing expense of $2.0 million related to service arrangements entered into with USAA. The Company did not record any sales and marketing expense for the three months ended September 30, 2020 as revenue share due USAA FSB was settled net of the transaction service fee earned. At September 30, 2021 and December 31, 2020 the Company had no amounts due to or from USAA.
Transactions with Accu-Trade
During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade included in accounts payable at September 30, 2021 and December 31, 2020 of $1.1 million and $0.9 million, respectively. The Company recognized contra-revenue of $0.2 million and $0.3 million and cost of revenue of $1.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, related to a software and data licensing agreement entered into with Accu-Trade. The Company recognized contra-revenue of $0.8 million and $0.9 million for the nine months ended September 30, 2021 and 2020, and cost of revenue of $4.0 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

13.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dealer revenue	$52,966	$68,229	$177,693	$192,076
OEM incentives revenue	1,736	5,815	7,301	14,109
Other revenue	264	3,203	843	8,533
Total revenues	$54,966	$77,247	$185,837	$214,718
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.3 million at December 31, 2020 were transferred to accounts receivable during the nine months ended September 30, 2021 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.4 million and $2.3 million was recorded as of September 30, 2021 and December 31, 2020, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended September 30, 2021, we generated revenues of $55.0 million and recorded a loss from continuing operations of $7.0 million. During the three months ended September 30, 2020, we generated revenues of $77.2 million and recorded income from continuing operations of $9.6 million. During the nine months ended September 30, 2021, we generated revenues of $185.8 million and recorded a loss from continuing operations of $22.6 million. During the nine months ended September 30, 2020, we generated revenues of $214.7 million and recorded a loss from continuing operations of $12.2 million.

COVID-19 Pandemic
Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production in the current year as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. The inventory shortage along with strong consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause on our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19 and the global automotive semiconductor chip shortage.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average Monthly Unique Visitors	8,341,954	9,505,721	9,044,962	8,512,563
Units (1)	145,582	213,869	506,231	599,939
Monetization	$376	$346	$365	$344
Franchise Dealer Count	8,973	10,745	8,973	10,745
Independent Dealer Count	3,933	3,858	3,933	3,858

(1)We issued full credits of the amount originally invoiced with respect to 4,242 and 4,790 units during the three months ended September 30, 2021 and 2020, respectively. We issued full credits of the amount originally invoiced with respect to 12,329 and 13,150 units during the nine months ended September 30, 2021 and 2020, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 12.2% to approximately 8.3 million in the three months ended September 30, 2021 from approximately 9.5 million in the same period of 2020. The decrease was primarily due to lower marketing spend deployed as a result of constrained dealer inventory during the three months ended September 30, 2021. The number of average monthly unique visitors increased 6.3% to approximately 9.0 million in the nine months ended September 30, 2021 from approximately 8.5 million in the same period of 2020. The increase was primarily due to higher investments in marketing in the earlier months of 2021 as COVID-19 restrictions eased.
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
The number of units decreased 31.9% to 145,582 units in the three months ended September 30, 2021 from 213,869 units in the three months ended September 30, 2020. The number of units decreased 15.6% to 506,231 units in the nine months ended September 30, 2021 from 599,939 units in the nine months ended September 30, 2020. The unit decrease for the three and nine months ended September 30, 2021 was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $376 for three months ended September 30, 2021 as compared to $346 for the three months ended September 30, 2020. Our monetization increased year over year at $365 for the nine months ended September 30, 2021 as compared to $344 for the nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 was primarily due to increases within newer revenue streams and a higher unit mix shift to used cars that provide higher monetization than new cars. The increase for the nine months ended September 30, 2021 was primarily due to temporary concessions provided to certain subscription arrangements in the second quarter of 2020 that were not continued in the corresponding periods of 2021 and increases within newer revenue streams, partially offset by a decline within OEM incentives revenue that has been negatively impacted by the automobile inventory shortage. We expect our monetization to be affected in the future by changes in our pricing structure and the unit mix between new and used cars, with used cars providing higher monetization.
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
Our franchise dealer count was 8,973 at September 30, 2021, a decrease from 10,745 at September 30, 2020, and a decrease from 10,589 at December 31, 2020. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of automobile inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,933 at September 30, 2021, a decrease from 3,858 at September 30, 2020, and a decrease from 3,794 at December 31, 2020. The decline in independent dealer count was primarily due to suspensions, cancellations or going-out-of-business due to COVID-19. We expect our independent dealer count to also be impacted by new car shortages as demand for used cars have increased, which have also resulted in inventory constraints in the used car market.

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net (loss) income	$(6,836)	$11,589	$(22,537)	$(10,322)
(Income) from discontinued operations, net of tax	(208)	(2,000)	(40)	(1,853)
(Loss) income from continuing operations	(7,044)	9,589	(22,577)	(12,175)

Non-GAAP adjustments:
Interest income	(12)	(13)	(40)	(452)
Depreciation and amortization	3,828	5,117	12,731	15,321
Stock-based compensation	4,450	5,607	15,992	17,632
Share of net loss of equity method investment	267	571	953	1,460
Certain litigation costs (1)	—	—	—	(1,939)
Restructuring charges (2)	—	—	—	8,346
Change in fair value of contingent consideration	—	30	41	151
Goodwill impairment (3)	—	—	—	8,264
Other income	—	(450)	(667)	(450)
Impairment of right-of-use (“ROU”) assets (4)	—	—	1,652	—
(Benefit from) provision for income taxes	(38)	38	189	(132)
Adjusted EBITDA	$1,451	$20,489	$8,274	$36,026

(1)For the nine months ended September 30, 2020, the excluded amount relates to legal costs incurred in connection with complaints filed by non-TrueCar dealers against TrueCar and consumer class action lawsuits, offset by a $2.0 million payment. The $2.0 million payment received from one of our insurance carriers reflects a settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.
(2)The excluded amount represents charges associated with the restructuring plans undertaken in the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2021 and December 31, 2020, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the nine months ended September 30, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the nine months ended September 30, 2020 primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in the reduction of indefinite-lived deferred tax liabilities.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$54,966	$77,247	$185,837	$214,718
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,715	4,664	16,919	16,403
Sales and marketing	31,239	36,254	108,814	115,366
Technology and development	9,890	10,162	31,863	34,861
General and administrative	11,121	11,315	37,652	36,252
Depreciation and amortization	3,828	5,117	12,731	15,321
Goodwill impairment	—	—	—	8,264
Total costs and operating expenses	61,793	67,512	207,979	226,467
(Loss) income from operations	(6,827)	9,735	(22,142)	(11,749)
Interest income	12	13	40	452
Other income	—	450	667	450
Loss from equity method investment	(267)	(571)	(953)	(1,460)
(Loss) income from continuing operations before income taxes	(7,082)	9,627	(22,388)	(12,307)
(Benefit from) provision for income taxes	(38)	38	189	(132)
(Loss) income from continuing operations	(7,044)	$9,589	(22,577)	(12,175)
Income from discontinued operations, net of taxes	208	2,000	40	1,853
Net (loss) income	$(6,836)	$11,589	$(22,537)	$(10,322)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$1,451	$20,489	$8,274	$36,026

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(in thousands)
Dealer revenue	$52,966	$68,229	$177,693	$192,076
OEM incentives revenue	1,736	5,815	7,301	14,109
Other revenue	264	3,203	843	8,533
Total revenues	$54,966	$77,247	$185,837	$214,718
Three months ended September 30, 2021 compared to three months ended September 30, 2020. The decrease in our revenues of $22.3 million, or 28.8%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily impacted by the automobile inventory shortage. Dealer revenue, OEM incentives revenue, and other revenue comprised 96.4%, 3.2%, and 0.5%, respectively, of revenues for the three months ended September 30, 2021 as compared to 88.3%, 7.5%, and 4.1%, respectively, for the same period in 2020. The decrease of $15.3 million in dealer revenue for the three months ended September 30, 2021 was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $4.1 million in OEM incentives revenue for the three months ended September 30, 2021 was driven by the loss of OEM programs that targeted USAA members only and certain OEMs pausing on their programs also as a result of low inventory associated with the global automobile semiconductor chip shortage. A decrease of $2.9 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage, which may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause on their incentive programs.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. The decrease in our revenues of $28.9 million, or 13.5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily impacted by the automobile inventory shortage. Dealer revenue, OEM incentives revenue, and other revenue comprised 95.6%, 3.9%, and 0.5%, respectively, of revenues for the nine months ended September 30, 2021 as compared to 89.5%, 6.6%, and 4.0%, respectively, for the same period in 2020. The decrease of $14.4 million in dealer revenue for the nine months ended September 30, 2020 was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $6.8 million in OEM incentives revenue for the nine months ended September 30, 2021 was driven by the loss of OEM programs that targeted USAA members only and certain OEMs pausing on their programs also as a result of low inventory associated with the global automobile semiconductor chip shortage. A decrease of $7.7 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,715	$4,664	$16,919	$16,403
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.4%	6.0%	9.1%	7.6%
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Cost of revenue increased $1.1 million, or 22.5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to a $1.3 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year, partially offset by a $0.2 decrease in facilities costs.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Cost of revenue increased $0.5 million, or 3.1%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a $3.5 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year. This increase was offset by a $2.1 million decrease in employee-related expenses, of which $1.5 million is a result of reduced headcount and $0.6 million in severance-related costs associated with the restructuring undertaken in the second quarter of 2020, a $0.5 million decrease in facilities costs, and a $0.3 million decrease in stock-based compensation.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$31,239	$36,254	$108,814	$115,366
Sales and marketing expenses as a percentage of revenues	56.8%	46.9%	58.6%	53.7%
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Sales and marketing expenses decreased $5.0 million, or 13.8%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease primarily reflects a $2.9 million decrease in branded media spend, a $1.1 million decrease in creative production costs, a decrease in employee-related expenses of $0.6 million related to reduced headcount, and a $0.5 million decrease in stock-based compensation. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages as it impacts the deployment of our branded media spend and revenue share that we pay to our affinity marketing partners.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Sales and marketing expenses decreased $6.6 million, or 5.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease primarily reflects a $10.4 million decrease in employee-related expenses of which $5.3 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $5.1 million related to reduced headcount, a $2.4 million decrease in creative production costs, a $1.7 million decrease in travel-related and industry conference expenses due to the COVID-19 pandemic, a $0.7 million decrease in outsourced services, and a $0.5 million decrease in stock-based compensation, offset by a $6.6 million increase in branded media spend and a $3.1 million increase in revenue share paid to affinity marketing partners.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(dollars in thousands)
Technology and development expenses	$9,890	$10,162	$31,863	$34,861
Technology and development expenses as a percentage of revenues	18.0%	13.2%	17.1%	16.2%
Capitalized software costs	$2,936	$2,523	$8,894	$8,123
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Technology and development expenses decreased $0.3 million, or 2.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease primarily reflects a $0.6 million decrease in employee-related expenses associated with reduced headcount, partially offset by a $0.3 million increase in outsourced services.
Capitalized software costs also increased by $0.4 million, or 16.4%, primarily due to an increase in third-party software costs.
We expect technology and development expenses to continue to be affected by variations in the amount of capitalized internally developed software.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Technology and development expenses decreased $3.0 million, or 8.6%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease primarily reflects a $3.2 million decrease in employee-related expenses, of which $1.6 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $1.6 million related to reduced headcount, and a $0.8 million decrease in facilities costs, partially offset by a $1.1 million increase in outsourced services.
Capitalized software costs also increased by $0.8 million, or 9.5%, primarily due to an increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(dollars in thousands)
General and administrative expenses	$11,121	$11,315	$37,652	$36,252
General and administrative expenses as a percentage of revenues	20.2%	14.6%	20.3%	16.9%
Three months ended September 30, 2021 compared to three months ended September 30, 2020. General and administrative expenses decreased $0.2 million, or 1.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease primarily reflects a $0.6 million decrease in employee-related expenses related to reduced headcount and a $0.5 million decrease in stock-based compensation. These decreases were partially offset by a $0.5 million increase in bad debt expense driven by a larger benefit recognized in the prior year period as a result of improved collection efforts and forecast assumptions. Due to ongoing litigation matters, we expect general and administrative expenses to vary depending on the timing and course of litigation proceedings and related legal fees.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. General and administrative expenses increased $1.4 million, or 3.9%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to a $2.9 million increase in legal expenses as a result of a $2.0 million payment received in the first quarter of 2020 from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees, a $1.7 million impairment charge on our right-of-use asset associated with an office lease, and a $1.0 million increase in other expenses associated with bank fees and insurance costs, partially offset by a $2.5 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions, a $0.8 million decrease in severance-related costs associated with the restructuring undertaken in the second quarter of 2020 and a $0.6 million decrease in stock-based compensation expense.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization expenses	$3,828	$5,117	$12,731	$15,321
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Depreciation and amortization expenses decreased $1.3 million, or 25.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Depreciation and amortization expenses decreased $2.6 million, or 16.9%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Goodwill Impairment
For the nine months ended September 30, 2020, we recognized a non-cash goodwill impairment charge in the amount of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020. For further details, see Note 5 to our condensed consolidated financial statements included herein.
Other Income
For the three and nine months ended September 30, 2021 and 2020, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(in thousands)
(Benefit from) provision for income taxes	$(38)	$38	$189	$(132)

For the three months ended September 30, 2021, our benefit from income taxes primarily reflects the reversal of a tax accrual related to the ALG divestiture. For the three months ended September 30, 2020, and the nine months ended September 30, 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. For the nine months ended September 30, 2020, our benefit from income taxes primarily arose in connection with the impairment of goodwill during the first quarter of 2020, resulting in the reduction of indefinite-lived deferred tax liabilities.
Income from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(in thousands)
Income from discontinued operations, net of taxes	$208	$2,000	$40	$1,853
Net income from discontinued operations, net of taxes, was $0.3 million and $0.1 million during the three and nine months ended September 30, 2021, respectively, and relates to the resolution of net working capital adjustments of our ALG divestiture and professional fees associated with this resolution. Net income from discontinued operations, net of taxes, was $2.0 million and $1.9 million during the three and nine months ended September 30, 2020, respectively. We completed our divestiture of ALG on November 30, 2020.

Liquidity and Capital Resources
At September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $250.7 million.
We have incurred cumulative losses of $378.1 million from our operations through September 30, 2021, and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at September 30, 2021. The amount available under the amended credit facility at September 30, 2021 was $32.2 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.8 million. See Note 7 of our condensed consolidated financial statements herein for more information about our amended credit facility.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Nine Months Ended September 30,
	2021	2020
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$16,177	$16,072
Net cash used in investing activities	(8,056)	(8,020)
Net cash used in financing activities	(37,074)	(17,371)
Net cash used in continuing operations	(28,953)	(9,319)
Net cash provided by discontinued operations	6,304	6,484
Net decrease in cash and cash equivalents	$(22,649)	$(2,835)
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
Cash provided by operating activities from continuing operations for the nine months ended September 30, 2021 was $16.2 million. This was primarily due to our loss from continuing operations of $22.6 million, adjusted for non-cash items, including stock-based compensation expense of $16.0 million, depreciation and amortization expense of $12.7 million, amortization of lease right-of-use assets of $3.2 million, an impairment charge associated with certain of our existing office locations of $1.7 million, bad debt expense of $0.3 million, and loss from equity method investment of $1.0 million. Net cash provided by operations also reflected an increase of $3.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in accounts receivable of $12.7 million primarily due to improved collections efforts and an increase in accounts payable of $1.0 million, offset by a decrease in accrued employee expenses of $1.1 million, a decrease in operating lease liabilities of $3.9 million, and a decrease in accrued expenses and other current liabilities of $5.4 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers.
Cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 was $16.1 million. This was primarily due to our net loss from continuing operations of $12.2 million, adjusted for non-cash items, including stock-based compensation expense of $17.6 million, depreciation and amortization expense of $15.3 million, goodwill impairment of $8.3 million, amortization of lease right-of-use assets of $4.3 million, bad debt expense of $2.8 million, loss from equity method investment of $1.5 million, deferred income taxes of $0.3 million, and an increase in fair value of contingent consideration liability of $0.2 million. Net cash provided by operations also reflected a decrease of $21.4 million related to changes in operating assets and liabilities.
The $21.4 million decrease related to changes in operating assets and liabilities primarily reflected a decrease in accounts payable of $8.2 million, an increase in accounts receivable of $5.3 million, a decrease in operating lease liabilities of $5.1 million, a decrease in accrued expenses and other current liabilities of $4.6 million, both primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, and a decrease in accrued employee expenses of $0.9 million. These uses of cash were partially offset by an increase in other liabilities of $1.8 million and a decrease in prepaid expenses and other assets of $0.8 million
Investing Activities of Continuing Operations
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash used in investing activities of $8.1 million for the nine months ended September 30, 2021 resulted from investments in software and computer hardware.
Cash used in investing activities of $8.0 million for the nine months ended September 30, 2020 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $37.1 million for the nine months ended September 30, 2021 primarily represents payments of $31.9 million for the repurchase and retirement of our common stock, taxes paid of $4.3 million for the net share settlement of certain equity awards, and the portion of the payment associated with an acquisition date fair value of a contingent consideration of $2.2 million related to our 2018 acquisition of DealerScience. These decreases were offset by proceeds received of $1.4 million from the exercise of employee stock options.
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
Net Cash Provided by Discontinued Operations
Net cash provided by discontinued operations for the nine months ended September 30, 2021 mainly consisted of the $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020 net of a cash payment of $1.0 million related to final net working capital adjustments associated with the Divestiture.

Contractual Obligations and Known Future Cash Requirements
There were no significant changes to our contractual obligations and known future cash requirements for the nine months ended September 30, 2021.

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

Recent Accounting Pronouncements
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We do not believe that there is any material market risk exposure that would require disclosure under this item.
Interest Rate Risk
We had cash and cash equivalents of $250.7 million at September 30, 2021, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 7 to the condensed consolidated financial statements herein. As of September 30, 2021, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. This decline is attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships and the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory. The limited supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ advertising spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business,” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
Decreases in the quality or quantity of the leads we provide to dealers adversely affect our business and revenue by, among other things, decreasing our unit volume and causing some dealers on our network to lose faith in our value proposition and choose to leave our network or insist on lower subscription rates.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. When our lead quality or quantity decline, our unit volume declines, which results in lower revenues from pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which makes it more likely that they choose to leave our network or insist on lower subscription rates.
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and throughout 2021 we have experienced a material decline in lead quality. We believe that the lead quality challenges that we have experienced in 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

If we are not successful in rolling out our planned TrueCar+ offering, providing a compelling value proposition to consumers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects could be adversely affected.
We believe that our effort to build out an end-to-end consumer car-buying experience, which we are calling TrueCar+, is critical to the success of our business. Through this initiative, we envision integrating certain of our current product offerings along with other offerings necessary to providing an end-to-end car-buying experience into one seamless experience.
For example, we currently offer an Access package containing our Payments and Trade solutions to our dealers. We provide the Trade solution pursuant to a 10-year commercial partnership with Accu-Trade that we entered into in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the TrueCar+ offering of which we expect it to be a critical part and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to do so again in the future.
Also, since 2020, we have introduced a number of other products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with two different financial institutions, one of which allows consumers who have received offers from dealers who also have partnered with the institution to pre-qualify for a car loan, and the other of which allows consumers to review their credit score to facilitate financing quotations. We have introduced, and intend to continue to introduce, additional other products to facilitate the implementation of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the Risk Factor “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged” below.
If we are not successful in rolling out the TrueCar+ offering, providing a compelling value proposition to consumers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.
The coronavirus pandemic and the responses to it by governments, organizations and individuals has materially negatively affected our business. We cannot predict the extent to which our business will continue to be disrupted by it and its effects in the future.
We continue to experience the negative effects of the coronavirus pandemic on our business, operations and financial results and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. During the coronavirus pandemic, governments around the world have taken extraordinary and unprecedented measures to slow the spread of the virus and its variants. These measures included, among many others, orders requiring so-called “non-essential” businesses to close and individuals to “shelter at home,” as well as capacity and other restrictions on businesses. Even where not required by applicable governmental authorities, individuals and organizations have voluntarily canceled and scaled down social and commercial activities to protect themselves and their members from infection.
These responses to the pandemic caused unparalleled damage to the global economy and negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the large number of consumers who were unemployed, as well as the decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars.
Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019, with the effect most pronounced in April 2020. These factors continued to negatively affect the number of cars bought by our users from our dealers in subsequent quarters, and this was compounded by the wind-down and termination of our partnership with USAA later in the year. This decline in units had a number of negative effects. First, it directly translated into lowered revenue from our pay-per-sale dealers. Second, we took costly steps to support our subscription dealers, including by allowing some of them to switch to pay-per-sale arrangements (which generally reduced our fees from the prenegotiated subscription rate during pandemic conditions), and substantially lowering the subscription rates on our invoices for other subscription dealers during the second quarter. Third, the nationwide decline in car sales caused many dealers to suspend or cancel their participation in our network. Finally, the combination of the pandemic-related deterioration in our dealers’ financial condition and our efforts to support them through the pandemic caused a material reduction in our ability to collect accounts receivable in a timely manner, which had largely corrected by the end of 2020.
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, it is possible that governmental restrictions could be reimposed or heightened in the future as the pandemic continues, and that there could be additional changes in dealer and consumer behavior, any of which could have negative financial and operational impacts on our business.
Further, uncertainty continues to surround the pandemic’s duration and its long-term effect on governmental, economic and societal conditions. We cannot predict or prepare for every eventuality, and our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected. For example, consumer demand for cars could be permanently decreased if remote working remains prevalent after the pandemic, reducing the need for workers to commute. Further, many dealers have been highly profitable during the pandemic as a result of low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.
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
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
The termination of our partnership with USAA has adversely affected our business and we may be unable to mitigate its negative financial effects.
The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the site we maintain for USAA. In 2019, 293,142 units, representing 29% of all of our units during that period, were matched to users of the car-buying site we maintained for USAA. Our affinity group marketing agreement with USAA reached the end of its term in the first quarter of 2020, at which time we entered into a transition services agreement with USAA pursuant to which it continued to offer its members an auto-buying program through the third quarter of 2020. Even as the partnership was wound down during 2020, 154,339 units, representing 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.

The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may lead to the loss of additional dealers from our network. To the extent that we do not mitigate the adverse effects of the termination of our relationship with USAA, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.
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
First, as described elsewhere in this “Risk Factors” section, we work to develop and introduce, and improve, new products for dealers, including our planned TrueCar+ offering, to increase revenue and drive dealer adoption of our offerings.
Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic imposed financial hardships on dealers that resulted in some of them going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers, and we have taken actions intended to mitigate these effects on our dealers.
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
If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, during the coronavirus pandemic, our monetization rates have exhibited substantially greater volatility than historical levels. In response to this volatility, we provided automatic discounts to most of our subscription dealers during the second quarter of 2020. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates into line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Since the beginning of 2020, we have experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. Additionally, as noted earlier in this “Risk Factors” section, many of our dealers canceled or suspended their participation in our network as a result of the coronavirus pandemic and the termination of our affinity partnership with USAA led to the loss of additional dealers from our network. If we experience a similar decline in the future, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including our plan to roll out our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to create such an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:
•the actions taken by other participants in the car-buying process, including dealers and automobile manufacturers;

•our ability to provide our planned TrueCar+ offering in a manner that is user-friendly, accepted by dealers and differentiated from those of our competitors;

•our ability to launch other new products that are effective and have a high degree of consumer engagement;

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
For the nine months ended September 30, 2021, we derived approximately 3.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (in the years 2020 and 2019, the corresponding figures were approximately 6.0% and 4.9%, respectively). While more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, increasingly low vehicle inventories in 2021 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

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
For example, in 2020, USAA terminated its affinity marketing partnership with us. USAA accounted for a substantial share of our units and revenues and this termination had a materially adverse effect on our business, operating results and prospects. For more information on the termination of our affinity partnership with USAA, refer to the risk factor above: “The termination of our partnership with USAA has adversely affected our business, and we may be unable to mitigate its negative financial effects.”
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2021, our franchise dealer count was 8,973.
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
Similarly, if dealers come to view our products and services, in particular the products and services associated with TrueCar+ that we have recently begun to provide and in the future may provide, in a negative light, whether because they perceive them as competing with their own offerings or otherwise, our dealer network could be adversely affected.
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
Our business could be adversely affected by executive and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner.
We could face management turnover, which could divert our remaining management team’s attention from key business areas and negatively affect our business in other ways. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.
Further, we have experienced management turnover such as this in the past. For example, in the first half of 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in the first quarter of 2020, after nine months of service in an interim capacity, the board appointed Michael Darrow as our chief executive officer. In late 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. Finally, in the first quarter of 2021, we hired a new chief financial officer, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer. As a result of the turnover and open positions, our remaining management team took on increased responsibilities.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although we have since been able to reverse these temporary measures, the fact that we have in the past taken them, and if we take any similar measures in the future, could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
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
As we introduce new offerings, or enhance existing products and services on our platform, for example, through our planned introduction of TrueCar+, we may incur losses or otherwise fail to introduce these products or product enhancements successfully. Our attempts to do so may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on these investments will not be achieved for several years, if at all.
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
We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in 2020, we introduced new consumer experiences that allow our users more control over the dealers to which their contact information is provided, the specific information so provided and the methods by which they are contacted. Although we believe that these experiences improved our product and will yield long-term financial benefits, in the short term, certain aspects had an incrementally negative impact on our monetization rates. Similarly, as discussed elsewhere in this “Risk Factors” section, we believe that our plan to introduce our TrueCar+ offering is critical to the long-term success of our business. However, we cannot assure you that we will be able to successfully implement it, or, if we do, that it will improve our business.
These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
Failure to maintain or increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital, social, email and radio advertisements, particularly in connection with the planned introduction of TrueCar+. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
We rely on relationships with data providers and may experience interruptions in the data feeds they provide, which could adversely affect our current product offerings and could limit our ability to provide our expected TrueCar+ offering to our users and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.
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
Finally, as described in greater detail in the risk factor above “If we are not successful in rolling out our planned TrueCar+ offering, providing a compelling value proposition to consumers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects could be adversely affected,” we depend on certain third-party providers of data and other services in providing the Access package of Trade and Payments solutions that we currently offer, and we expect that we will depend on these and a number of other third-party providers in connection with our planned TrueCar+ offering. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may not be able to provide our TrueCar+ offering as planned, or at all, and any such disruption would negatively affect our business.

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
We also purchase car-related keywords by anticipating what words and terms consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
Our users may in some cases require dealers who wish to communicate with them other than by email to communicate by text message rather than by calling. If consumers or dealers do not see value in this functionality, or if it results in privacy concerns, our business could be negatively affected.
In 2020, we began to allow some of our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that this change is beneficial to both consumers and dealers, but we cannot assure you that consumers and dealers will perceive this to be the case. To the extent that dealers perceive text-message connections to be less valuable, or if the introduction of this new option results in dealers selling fewer cars to our users, our business and results of operations could be negatively affected.
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
Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected. Further, the industry-wide vehicle inventory shortage in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on the 2021 inventory shortage, see the risk factor above: “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.”
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
Moreover, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms. Should one or more of our affinity group marketing partners decide to deemphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results would be harmed.
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
In 2020, shortly before the onset of the coronavirus pandemic, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot be certain that we will recover the costs we incurred in the course of the rebranding campaign or that it will improve our brand recognition. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon Vehicles, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), Edmunds, KBB.com, CarSaver.com, CarGurus.com and Cars.com;
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
Other
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or otherwise unlawful business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability. Finally, the evolution of our business, in particular in connection with the development and planned implementation of our TrueCar+ offering, could implicate additional regulatory frameworks with which we have not had prior experience. For example, regulators could take the position that our plan to permit consumers to use our technology solutions and interactive platform to arrange with our dealers for transportation of vehicles they purchase from those dealers implicates regulations enforced by the Federal Motor Carrier Safety Administration. If any additional regulatory frameworks are finally determined to apply to our business, or if we are found for any reason not to comply with any applicable regulations, our business could be negatively impacted.
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
Numerous jurisdictions are currently considering, or have enacted, data protection legislation, most prominently, the California Consumer Privacy Act of 2018, which we refer to as the CCPA. The CCPA, which took effect in 2020 but contains a “lookback” to 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters in 2020 approved Proposition 24, which amended the CCPA to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the CCPA. The CCPA has increased our compliance costs and potential liability, and Proposition 24 may further increase our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the CCPA and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
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
We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including product innovations, the content and functionality of the websites and mobile applications that we operate, our advertising practices and content, our use and storage of data, our use of intellectual property, M&A transactions and business transactions or other business relationships, such as those with our users, participating dealers, affinity partners, OEM partners, licensors, licensees landlords, tenants and employees. Additionally, as a public company, we face the risk of stockholder lawsuits, particularly if we experience declines in the price of our common stock. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Examples of litigation to which we are, and have been, subject include:
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
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Consolidated Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs sought an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On December 19, 2019, we filed motions to dismiss for failure to make a pre-suit demand and failure to state a claim. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is currently resolved. Following the court’s decision, the plaintiffs sent a letter to us demanding that we pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, our board of directors established a special committee of the board, which we refer to as the Special Committee, to investigate the claims in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, our board of directors adopted the Special Committee’s recommendation that our board refuse the demands in their entirety and conclude that no further action is necessary.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the board’s action on the Special Committee’s recommendation, which is described in greater detail above, the stay on the Lee Derivative Litigation was lifted, and we expect to move to dismiss the case if the plaintiff does not agree to do so voluntarily. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
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
Our products and internal systems rely on software, including software developed or maintained internally or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of that software to store, retrieve, process and manage substantial amounts of data. The software on which we rely has contained, and may in the future contain, undetected errors, bugs or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for consumers, dealers and partners who use our products, delay product introductions or enhancements, result in targeting, measurement or billing errors, compromise our ability to protect consumers’, dealers’ and partners’ data and our intellectual property or lead to reductions in our ability to provide some or all of our products and services. In addition, any errors, bugs, vulnerabilities or defects discovered in the software on which we rely, and any associated degradation or interruption of service, could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
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
•successfully develop and roll out our TrueCar+ offering;
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
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:
•marketing and advertising;
•dealer outreach and training;
•technology and product development, including the development of TrueCar+, other new products and new features for existing products;
•strategic partnerships, investments and acquisitions; and
•general administration, including legal, accounting and other compliance expenses related to being a public company.

We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since inception. We had an accumulated deficit of $378.1 million at September 30, 2021. During the nine months ended September 30, 2021, we had a net loss of $22.5 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
At September 30, 2021, we had goodwill and intangible assets of $51.2 million and $5.4 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations.
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
We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Many states have also adopted laws requiring so-called “marketplace facilitators” to collect and remit sales taxes on behalf of participants in their marketplaces. To the extent regulators take the position that such laws require us to collect and remit sales taxes related to the sales of cars to consumers by TrueCar Certified Dealers, our business could be adversely affected.
Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing a $5 million cap on the use of tax credits effective for tax years 2020 through 2022. Therefore, for the impacted tax years, including 2020, during which we recognized net taxable income in California due to the Divestiture, California taxes that otherwise could have been offset by California net operating losses, which are limited to a 20-year carryforward period, will instead need to be offset by our California research and development credits, which do not expire (i.e., can be carried forward indefinitely), up to the $5 million annual cap. As a result, our tax assets will be diminished. Further, potential revisions to federal corporate tax law are currently under discussion between Congress and the Biden Administration. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the ongoing automobile inventory shortage and following the termination of our partnership with USAA, there have also been periods in which we have not provided typical guidance about our future operating results, which may also cause additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the nine months ended September 30, 2021, the trading price of our common stock fluctuated from a low of $3.74 per share to a high of $6.25 per share. For the fiscal year ended December 31, 2020, the trading price of our common stock fluctuated from a low of $1.98 per share to a high of $6.47 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
•the public’s reaction to our press releases, other public announcements and filings with the SEC, including the guidance regarding our future operating results or the absence of such guidance;
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
As of September 30, 2021, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 61% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2021, approximately 95.7 million shares of our common stock were outstanding. In addition, as of September 30, 2021, there were 6.1 million shares underlying options and 7.8 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.7 million shares (including vested options) as of September 30, 2021 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 — July 31, 2021	1,887,317	$5.539	1,887,317	$78,008,221
August 1, 2021 — August 31, 2021	477,941	$5.343	477,941	$75,454,520
September 1, 2021 — September 30, 2021	—	N/A	—	$75,454,520
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

TRUECAR, INC.

Date:	November 4, 2021	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer
(Principal Financial Officer)