Form 10-K
period 2021-12-31
TrueCar, Inc.
filed 2022-02-24
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $543,319,571 based upon the closing price reported for such date on the Nasdaq Global Select Market.
    As of February 16, 2022, the registrant had 96,563,910 shares of common stock outstanding.

Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

As used in this Annual Report on Form 10-K, the terms “TrueCar,” the “Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc. and DealerScience, LLC, unless the context indicates otherwise. TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.”

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
•our ability to successfully roll out our TrueCar+ offering, provide a compelling value proposition to consumers using that offering and integrate our current and future offerings into that experience;
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
•If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using that offering, integrating our current and future offerings into that experience or monetizing it, our business and prospects could be adversely affected.
•The ongoing disruptions and uncertainties caused by the coronavirus pandemic have meaningfully disrupted our business and may continue to do so, including in new and unforeseen ways.
•The termination of our partnership with USAA Federal Savings Bank adversely affected our business and we may not be able to mitigate its negative financial effects.
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
•If key industry participants, including car dealers or automobile manufacturers perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.
•Our business could be adversely affected by executive turnover and other transitions in our senior management team. An inability to navigate these transitions and attract, retain and integrate new management and other personnel could harm our business.

•We rely on relationships with data providers and may experience interruptions in the data feeds or application programming interface services they provide, which could adversely affect our current and future product offerings and limit our ability to provide our TrueCar+ offering to users and dealers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers.
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
    Our subsidiary, TCDS, provides our Trade and Payments solutions as part of our Access and TrueCar+ offerings. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology that we acquired from DealerScience to help consumers calculate accurate monthly payments, expedite vehicle desking (which is the process of presenting and agreeing upon financial terms and financing options) and streamline the consumer’s experience from shopping to showroom.
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

    TrueCar Deal Builder. After consumers have identified a vehicle in which they are interested and received a price offer from a dealer subscribed to one of our Access packages discussed further below, we allow them to further customize their “deal” through our TrueCar Deal Builder, including their vehicle trade-in and payment. If consumers intend to trade in a vehicle in connection with their purchase, or sell their vehicle to a dealer, they can obtain a conditional price offer on the trade-in vehicle through our Trade solution. The Deal Builder also allows consumers to customize a loan or a lease and approximate monthly payments, inclusive of applicable incentives, taxes and fees and based on self-reported credit score, loan or lease term and other factors. Beyond receiving a trade-in offer and estimating their payment, consumers using our TrueCar Deal Builder functionality can learn about and indicate interest in commonly available service and protection plans, send questions to the dealer, schedule a test drive or schedule an appointment to finalize the deal for their vehicle of interest. We view the Deal Builder as an important component of our efforts to create a seamless end-to-end car-buying experience.

Finance and Insurance Features. Since 2020, we have introduced three finance and insurance, or F&I, features to our websites to help streamline consumers’ car-buying experience. Our insurance feature allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with a financial institution to allow consumers who have received offers from dealers who also have partnered with this institution to pre-qualify for a car loan. Finally, we enable consumers to use a widget that connects them with a major consumer credit reporting agency to allow them to request their credit score.

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

    TrueCar Access. We also offer dealers our subscription-based TrueCar Access package, comprised of our Trade and Payments solutions. Through our Trade solution, dealers participating in our Access package benefit from a third-party guarantee of the trade-in price given to our users by an affiliate of our partner Accu-Trade, allowing dealers to honor the trade-in price without assuming any risk to get an instant True Cash Offer on their trade-in vehicle. The Accu-Trade business is contractually obligated to continue to offer these services to us for a minimum of one year under a new commercial agreement following the completion of the pending acquisition of the Accu-Trade business by Cars.com Inc. And through our Payments solution, dealers can show consumers accurate estimates of their monthly lease or loan payments with digital retailing tools that span the buying and selling lifecycle. We have historically sold these products separately, and continue to do so to certain dealers with grandfathered subscriptions. Dealers can access these tools through the Dealer Portal referred to above.

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

TrueCar+

    As of December 31, 2021, our TrueCar+ offering was available in the Tampa, Florida market. In the first quarter of 2022, we expanded this offering in select markets and expect to continue rolling it out in additional markets in the future. Where available, this product incorporates elements of an “end-to-end” car-buying experience for consumers, which we envision allowing them to complete all of the steps of purchasing a vehicle from participating TrueCar Certified Dealers, from researching vehicles, to trading in their current vehicles, to obtaining insurance and financing products, to accepting delivery and signing the necessary legal documents, all without leaving their homes.

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

    We also support initiatives for our affinity group marketing partners, including Navy Federal Credit Union, U.S. News & World Report, Consumer Reports, AAA, American Express and PenFed. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including television, email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization and social networking.

Dealer engagement and industry relations

    Our dealer solutions team is responsible for supporting our network of TrueCar Certified Dealers, optimizing our TrueCar Certified Dealer coverage across brands and geographies and for providing onboarding and dealer support. Our team helps dealers grow their businesses by regularly providing data-driven insights on inventory management and pricing.

    Our ability to understand the needs of, actively listen to and collaborate with our network of TrueCar Certified Dealers is crucial to our success, and many of our dealer solutions team employees have worked at dealerships or manufacturers.

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

    Our principal competitors for consumer awareness include:

•Internet search engines and online automotive sites such as Google, Amazon Vehicles, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars.com;
•sites operated by automobile manufacturers such as General Motors and Ford;
•online automobile retailers such as Carvana, Vroom, CarMax (and its subsidiary Edmunds) and Shift Technologies;
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

    Our principal competitors for car dealer marketing spend include:

•online automotive content publishers such as Edmunds and KBB.com selling impression-based display advertising, and online automotive classified listing sites such as Autotrader.com, CarGurus.com and Cars.com selling inventory-based subscription billing;
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

    At December 31, 2021, we had 64 U.S. issued patents, 22 pending U.S. patent applications, 8 issued foreign patents and 2 pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2038. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

    We have a number of registered and unregistered trademarks. We registered “TrueCar,” “TrueCar+,” the TrueCar logo, various TRUE marks and other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for other entities in the United States and other jurisdictions and will pursue additional trademark registrations to the extent we believe it would be beneficial to our competitive position.

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

Seasonality
    Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. As our business is substantially dependent on the volume of car purchases in the United States, this seasonal trend affects our business.

Regulatory Matters
    Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenues do sell motor vehicles. These regulations limit the business that we can conduct, the offerings we provide and the manner in which we can compete in the market. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. Additionally, as discussed in greater detail under “Risk Factors” herein, we have from time to time been required to devote material resources to defend ourselves from allegations of violations.

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

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. Our efforts to design products and services in a manner that appropriately manages the regulatory compliance risk for our business and our participating dealers are complicated by the fact that many of the laws and regulations referred to above vary from state to state, and even within a given state are frequently susceptible to multiple interpretations. Further, the automotive regulatory laws were generally developed decades before the emergence of the Internet, they are subject to significant revision or modification and the manner in which they should be applied to our business model is frequently open to question. As a practical matter, state automobile dealer associations often have considerable influence over the construction of these laws by the relevant state regulatory authorities. Accordingly, in addition to our dialogues with relevant state agencies, we interface on a regular basis with representatives from automobile dealer associations in order to take their views into account as we continually update our products and services. The specific manner in which we have designed our products and services in an effort to manage regulatory compliance concerns for us and our network of TrueCar Certified Dealers is the result of extensive analysis, which has required the investment of substantial resources that we believe represents a valuable asset of our business. However, we cannot assure you that we will be able to successfully comply with current or future regulations to which our business may be subject.
Human Capital Resources
At December 31, 2021, we had 428 full-time employees nationwide. Before we implemented a mandatory work-from-home policy in March 2020 in response to the coronavirus pandemic, a majority of our employees were based in our Santa Monica, California headquarters, with additional employees based in our Austin, Texas office and in the field throughout the United States, and a relatively small presence in our Boston, Massachusetts office. We have since terminated the lease for our Boston office and determined to adopt a dynamic workforce paradigm, the details of which have not yet been finalized, but pursuant to which we expect a substantial number of our employees to work primarily from home even after pandemic conditions abate. We also engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We view our people as our most important capital asset, in which we strive to invest to develop talent and growth to build their capabilities. We leverage both extrinsic and intrinsic motivators. Base pay for all of our positions is benchmarked to relevant external peer and role comparators and determined based on level expectations and proficiency evaluations within the applicable level. Equity awards for new hires are based on the employee’s position, prior experience, qualifications and the market for particular types of talent. Additional equity grants are based on employee contribution, potential and retention objectives. Equity awards generally have long-term (four year) vesting periods to reinforce the employee’s focus on our long-term success. Non-executive employee cash bonuses are based on company financial and individual performance. The executive cash bonus program is based on company financial performance and the attainment of key strategic objectives under the annual plan approved by the Compensation and Workforce Committee of our Board of Directors. After the end of the fiscal year, the Committee reviews performance against plan objectives and determines the actual payout of the bonus. Members of our dealer organization are eligible for incentive compensation in lieu of the corporate bonus program, which is based on attainment of key activities or the completion of key objectives deemed important by department and company leadership for the growth and maintenance of our dealer network. We also consider the health insurance and other benefits that we provide to be an important part of our overall compensation package.

Finally, as part of our continuing efforts to support our employees and be responsive to their concerns, we regularly measure and monitor employee morale and engagement and assess our culture, including diversity, equity and inclusion. Particularly in the wake of the disruptions occasioned by the coronavirus pandemic, we have found this dialogue to be valuable.

Corporate Information
    We completed our initial public offering in May 2014 and our common stock is listed on the Nasdaq Global Select Market under the symbol “TRUE.”

Available Information

    Our Internet address is www.truecar.com. Our investor relations website is located at https://ir.truecar.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

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
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us: including a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ advertising spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business,” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
Decreases in the quality or quantity of the leads we provide to dealers adversely affect our business and revenue by, among other things, decreasing our unit volume and causing some dealers on our network to lose faith in our value proposition and choose to leave our network or insist on lower subscription rates.

Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. When our lead quality or quantity decline, for example, in response to macroeconomic factors like interest rates or inventory shortages, our unit volume declines, which results in lower revenues from pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which makes it more likely that they choose to leave our network or insist on lower subscription rates.

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021 we have experienced a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects would be adversely affected.

We believe that our effort to build out our end-to-end consumer car-buying experience, TrueCar+, is critical to the success of our business. Through this initiative, we integrate certain of our current product offerings along with other offerings designed to provide an end-to-end car-buying experience into one seamless experience.

For example, we currently offer an Access package containing our Payments and Trade solutions to our dealers. We provide the Trade solution pursuant to a 10-year commercial partnership with Accu-Trade that we entered into in 2019. Accu-Trade, through its affiliates, supplies the valuation data we use in providing offers and guarantees those offers to dealers. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the TrueCar+ offering of which we expect it to be a critical part and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to do so again in the future. Further, on February 2, 2022, we entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. Upon close of the transaction, the current software and data license agreement with Accu-Trade will be terminated, and the Company will enter into a new software license agreement with the Accu-Trade business at no cost to the Company during the first year and cancellable by either party thereafter on 60 days’ notice. If the Accu-Trade deal closes and the new commercial agreement becomes effective, we cannot assure you that the Accu-Trade business will be able to continue to supply accurate valuation data and stand behind its guarantees in the manner it has in the past. If the new commercial agreement becomes effective, we cannot assure you that it will remain in place following its initial one-year term, and if the agreement is terminated and we are unable to find a comparable alternative source of valuation data, our business could be adversely affected.

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

If we are not successful in rolling out the TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.
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

Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, particularly in connection with the spread of new variants of the coronavirus such as Delta and Omicron, we have experienced continued uncertainty surrounding both governmental restrictions and changes in dealer and consumer behavior that has had and may continue to have negative financial and operational impacts on our business.

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
The termination of our partnership with USAA adversely affected our business and we may be unable to mitigate its negative financial effects.

The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the car-buying site we maintained for USAA. In 2019, 293,142 units, representing 29% of all of our units during that year, were matched to users of that site. Our affinity group marketing agreement with USAA reached the end of its term in 2020, at which time we entered into a transition services agreement with USAA pursuant to which it briefly continued to offer its members an auto-buying program as it wound down the offering. Even as the partnership was wound down during 2020, 154,339 units, representing 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.

The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the continuing adverse effects of the termination of our relationship with USAA, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.
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

First, as described elsewhere in this “Risk Factors” section, we work to develop and introduce, and improve, new products for dealers, including our TrueCar+ offering, to increase revenue and drive dealer adoption of our offerings.

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

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or “MAAP,” guidelines. If a manufacturer takes the position that its MAAP guidelines apply to prices provided by a TrueCar Certified Dealer to our users and the dealer submits a price to a user that falls below the applicable MAAP guidelines, the manufacturer may discourage that dealer from remaining in the network and may discourage other dealers within its brand from joining the network. For example, in 2011, Honda publicly announced that it would not provide advertising allowances to dealers that remained in our network of TrueCar Certified Dealers. While we subsequently addressed Honda’s concerns and it ceased withholding advertising allowances from our TrueCar Certified Dealers, discord with specific car manufacturers could impede our ability to grow our dealer network. Although a number of manufacturers have introduced MAAP guidelines, and we have implemented certain changes designed to accommodate these guidelines, others may do so in the future and it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our inventory supply and certain key elements of our TrueCar Deal Builder’s functionality, any of which would negatively affect our business.

As discussed in more detail under the risk factor “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve and certain elements of our TrueCar Deal Builder’s functionality, and our business and operating results would be harmed,” we depend on data provided by our dealers to populate our TrueCar Curve, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.

Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that diminishes our organic search traffic and therefore our monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”

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

The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including the rollout of our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to create such an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, as described elsewhere in this “Risk Factors” section, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.

We believe that our ability to provide a compelling car-buying experience is subject to a number of factors, including:
•the actions taken by other participants in the car-buying process, including dealers and automobile manufacturers;

•our ability to provide our TrueCar+ offering in a manner that is user-friendly, accepted by dealers and differentiated from those of our competitors;

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, and in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips dropped from 17.0 million in 2019 to 14.5 million in 2020 and 14.9 million in 2021, according in each case to the Bureau of Economic Analysis.

Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. Similarly, a change in gasoline prices, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network.

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those currently forecast to occur in 2022, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs or the Japanese tsunami in 2011 and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In 2021 and 2020, respectively, we derived approximately 3.7% and 6.0% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current inventory shortages. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For example, increasingly low vehicle inventories in 2021 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that could have an adverse effect on our business, revenue, operating results and prospects.

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
For example, in 2020, USAA terminated its affinity marketing partnership with us. USAA accounted for a substantial share of our units and revenues and this termination had a materially adverse effect on our business, operating results and prospects. For more information on the termination of our affinity partnership with USAA, refer to the risk factor “The termination of our partnership with USAA adversely affected our business, and we may be unable to mitigate its negative financial effects.”

Additional changes like these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them.

Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter of 2020 because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. For more information on the impact of the pandemic on our business, refer to the risk factor “The coronavirus pandemic and the responses to it by governments, organizations and individuals materially negatively affected our business. We cannot predict the extent to which our business will be disrupted by it and its effects in the future.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.

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

For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2021, our franchise dealer count was 8,482.

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

In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups comes to believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships, and we could lose a significant number of dealers in our network. For example, in 2015, the California New Car Dealers Association, or CNCDA, filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and autobroker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which would adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers. And, as discussed in greater detail in the risk factor “The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results,” a majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.

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

We have experienced management turnover such as this in the past. For example, in 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in 2020, after nine months of service in an interim capacity, the board appointed Michael Darrow as our chief executive officer. Also in 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. In 2021, we hired a new chief financial officer and a new senior vice president, head of product, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer, and in early 2022 our chief people officer departed. As a result of the turnover and open positions, our remaining management team took on increased responsibilities.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is intense, and we face significant competition in hiring and retaining them. Moreover, we have in the past conducted reductions in force that could adversely affect employee morale, retention and recruiting efforts. We are also limited in our ability to recruit internationally by immigration and other laws.

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although we have since been able to reverse these temporary measures, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced recently, including the termination of the USAA partnership, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles.

In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks and other fundamental changes in the automotive industry and transportation technology and infrastructure could have a substantial impact on consumer demand for the purchase or lease of automobiles. Moreover, if a broader nationwide shift toward work-from-home arrangements occurs, consumer demand for cars could decrease. If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.

Additionally, we are not currently able to monetize a transaction in which a manufacturer sells a new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla does, for example. If this practice becomes more widespread and we are not able to adjust, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.
Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.

As we introduce new offerings, or enhance existing products and services on our platform, for example, in connection with our rollout of TrueCar+, we may incur losses or otherwise fail to introduce these products or product enhancements successfully. Our attempts to do so may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on these investments are not achieved for several years, if at all.

In addition, we may not successfully demonstrate the value of these enhanced or complementary products to dealers or consumers, and failure to do so would compromise our ability to successfully expand our user experience and could harm our growth rate, revenue and operating performance.

Further, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to technical standards, including accessibility standards, more stringent than those that we believe are currently required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing the standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance.
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
We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from products or use cases where we have more proven means of monetization. For example, in 2020, we introduced new consumer experiences that allow our users more control over the dealers to which their contact information is provided, the specific information so provided and the methods by which they are contacted. Although we believe that these experiences improved our product and will yield long-term financial benefits, in the short term, certain aspects of those new experiences had an incrementally negative impact on our monetization rates. Similarly, as discussed elsewhere in this “Risk Factors” section, we believe that the rollout of our TrueCar+ offering is critical to the long-term success of our business. However, we cannot assure you that we will do so successfully, or, if we do, that it will improve our business.
These and other similar decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
Failure to maintain or increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital, social, email and radio advertisements, particularly in connection with the rollout of TrueCar+. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown when users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may be dependent on a number of factors, including the success of our TrueCar+ offering or our ability to focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending,” the automobile inventory shortage in recent periods reduced the attractiveness of our value proposition to many dealers.

In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings and could limit our ability to provide our TrueCar+ offering to our users and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.

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

In the circumstances in which we employ a pay-per-sale billing model, an interruption in the automobile purchase data feeds that we receive may affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers, thereby delaying our submission of an invoice to a dealer in our network for a given transaction and delaying the timing of cash receipts from the dealer, and in circumstances in which we employ a subscription billing model, an interruption in those data feeds may affect our ability to justify maintaining or increasing our subscription rates. The redundancies of automobile purchase data feeds received from multiple providers may not result in sufficient data to match automobile purchases made by our users from TrueCar Certified Dealers. In the case of an interruption in these data feeds, our billing structure may transition to a subscription model for affected automobile dealers in our network until the interruption ceases. However, our subscription billing model may result in lower revenues during an interruption and, when an interruption ceases, we may not be able to retroactively match a transaction and collect a fee. In addition, our likelihood of collecting the fee owed to us for a given transaction decreases for those periods during which we are unable to submit an invoice to automobile dealers. Interruptions that occur in close proximity to the end of a given reporting period could result in delays in our ability to recognize those transaction revenues in that reporting period and these shortfalls in transaction revenue could be material to our operating results.
Finally, as described in greater detail in the risk factor “If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects could be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering relies on these and a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ offering.

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

We allow some of our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that allowing this method of communication is beneficial to both consumers and dealers, but we cannot assure you that they will agree. To the extent that dealers perceive text-message connections to be less valuable, for example because dealers believe that they are able to sell fewer cars to our users when using it, our business and results of operations could be negatively affected.

Additionally, we use a third-party vendor to facilitate text message communications between our users and dealers, and we have access to those communications. If either we, or our third-party vendor, are perceived to violate our dealers’ or users’ privacy in connection with those communications, or any law or regulation that applies to those communications, our reputation and business could be harmed. For more information on this type of risk, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We advertise through television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $136.5 million and $151.9 million on sales and marketing during the years ended 2021 and 2020, respectively.

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

Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected. Further, the industry-wide vehicle inventory shortage in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on the 2021 inventory shortage, see the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.”

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

Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, recent versions of Apple’s iOS software require all applications on iPhones running that operating system to request permission from users before using their personal data. Because of this, Facebook has restricted our ability to use the data of its users who are directed to our webpages or application. These restrictions have negatively impacted the effectiveness of our digital marketing, and we expect that similar future restrictions imposed on us by other third parties similar to Apple and Facebook could have similar impacts, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.
If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.

We regularly expend resources on the preservation and refreshment of our branding. For example, in 2020, shortly before the onset of the coronavirus pandemic, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity. We cannot guarantee that any given investment in our branding will improve our brand recognition or otherwise result in benefits that outweigh its costs. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.

Moreover, maintaining and enhancing our brand largely depends on the success of our efforts to maintain the trust of our users and TrueCar Certified Dealers and to deliver value to each of our users and TrueCar Certified Dealers. If our existing or potential users come to perceive that we are not focused primarily on providing them with a better car-buying experience, or if dealers do not perceive us as offering a compelling value proposition, our reputation and the strength of our brand would be adversely affected.

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

Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon Vehicles, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars.com;
•sites operated by automobile manufacturers such as General Motors and Ford;
•online automobile retailers such as Carvana, Vroom, CarMax (and its subsidiary Edmunds) and Shift Technologies;
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

In 2015, we were named as a defendant in a lawsuit filed by the CNCDA in the California Superior Court for the County of Los Angeles, which we refer to as the CNCDA Litigation. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed.

Also in 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles by numerous dealers participating on the TrueCar platform, which we refer to as the Participating Dealer Litigation. The complaint, as subsequently amended, sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Later that year, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that the Participating Dealer Litigation is currently resolved, but that it could be re-filed at a later date.

Also in 2015, we received a letter from the Texas Department of Motor Vehicles, which we refer to as the Texas DMV Notice, asserting that certain aspects of our advertising in Texas constituted false, deceptive, unfair or misleading advertising within the meaning of applicable Texas law. We then responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter following our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

Also in 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles, which we refer to as the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. After the trial and appellate courts rejected the plaintiff’s motion for class certification, he voluntarily dismissed the remainder of his case, meaning that the California Consumer Class Action is currently resolved.

In 2016, we received a letter from the Mississippi Motor Vehicle Commission, which we refer to as the Mississippi MVC Letter, asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. We responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter following our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

Also in 2016, we met with investigators from the California Department of Motor Vehicles, or the California DMV, regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California, which we refer to as the Unlicensed Auction Allegation. We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. Later that year, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

In 2017, we received an investigatory subpoena from the Consumer Protection Section of the Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requested certain information about online content we displayed related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. We responded to the investigatory subpoena and supplied the information it sought. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the investigatory subpoena, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

Also in 2017, we were named as a defendant in a putative class action filed by Kip Haas in the U.S. District Court for the Central District of California, which we refer to as the Federal Consumer Class Action. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief and attorney’s fees. Later that year, the parties entered into a binding settlement agreement, and the litigation was dismissed.

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

Laws Relating to Financial Products

The provision of financial products, including related to the purchase or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financial products, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular, including products that may involve a credit application or access to consumer credit scores. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

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

Privacy Laws

We are subject to a variety of laws and regulations that relate to privacy, data protection and personal information, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current practices and policies. For example, legislative or regulatory actions affecting the manner in which we display content to our users, use or share information or obtain consent to use or share information could adversely affect the manner in which we provide our services or adversely affect our financial results. For more information concerning these and other similar potential actions, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or otherwise unlawful business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability. Finally, the evolution of our business, in particular in connection with the development and implementation of our TrueCar+ offering, could implicate additional regulatory frameworks with which we have not had prior experience. For example, regulators could take the position that permitting consumers to use our technology solutions and interactive platform to arrange with our dealers for transportation of vehicles they purchase from those dealers implicates regulations enforced by the Federal Motor Carrier Safety Administration. If any additional regulatory frameworks are finally determined to apply to our business, or if we are found for any reason not to comply with any applicable regulations, our business could be negatively impacted.
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

Numerous jurisdictions in which we do business are currently considering, or have enacted, data protection legislation, most prominently, the California Consumer Privacy Act of 2018, which we refer to as the CCPA. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters in 2020 amended the CCPA to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the CCPA. The CCPA has increased our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the CCPA and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.

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

Stockholder Litigation

Milbeck Federal Securities Litigation

In March 2018, Leon Milbeck filed a putative securities class action complaint against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. On June 27, 2018, the court appointed the Oklahoma Police Pension and Retirement Fund as lead plaintiff, who filed an amended complaint on August 24, 2018. The amended complaint sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with our secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors and the underwriters for our secondary offering as defendants. On October 31, 2018, the lead plaintiff dismissed the underwriters from the litigation “without prejudice,” meaning that they could be reinstated as defendants at a later time. On August 2, 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by our directors’ and officers’ liability insurance, pursuant to which the court dismissed the case on May 26, 2020. As a result, the Milbeck Federal Securities Litigation has been resolved and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Delaware Consolidated Derivative Litigation

In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation, which we refer to as the Delaware Consolidated Derivative Litigation. On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against our current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with our current and former directors. The plaintiffs sought an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On December 19, 2019, we filed motions to dismiss for failure to make a pre-suit demand and failure to state a claim. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation has been resolved. Following the court’s decision, the plaintiffs sent a letter to us demanding that we pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, our board of directors established a special committee of the board, which we refer to as the Special Committee, to investigate the claims in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, our board of directors adopted the Special Committee’s recommendation that our board refuse the demands in their entirety and conclude that no further action is necessary.

Lee Derivative Litigation

In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the board’s action on the Special Committee’s recommendation, which is described above, the stay on the Lee Derivative Litigation remains in effect, and we expect to move to dismiss the case if the plaintiff does not agree to do so voluntarily. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Transactions such as these require significant management time and resources and have the potential to divert our attention from our ongoing business, and we may not manage them successfully. We may be required to make substantial investments of resources to support any such transaction, and we cannot assure you that they will be successful. Additionally, strategic investments in and partnerships with other businesses expose us to the risk that we may not be able to control the operations of those businesses, which could decrease the benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments may encounter financial difficulties that could lead to disruption of their activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity.

The risks we face in connection with transactions such as these include:

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
•the risks associated with the businesses, products or technologies in question, which may differ from or be more significant than the risks our preexisting business faces;
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

For example, the total consideration of $135 million payable in connection with the divestiture of our ALG subsidiary in 2020, which we refer to as the Divestiture, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will receive any of the $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the definitive documentation giving effect to the Divestiture.
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

Consumers must have Internet access to use our platform. Some providers may take measures that affect consumers’ ability to use our platform, such as degrading the quality of the connections through which we transmit data packets over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our platform. If network operators attempt to interfere with our services, extract fees from us to deliver our platform or otherwise engage in discriminatory practices, our business could be adversely affected.

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

Our industry is prone to cyberattacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks) and general hacking have become more prevalent in our industry, have occurred on our systems in the past and are likely to occur on our systems in the future. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems or result in financial harm to us. Further, these risks could be heightened by the fact that most of our employees work from home.

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
Amazon provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service, and we currently run nearly all of our computing on Amazon Web Services.

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

Amazon has broad discretion to change and interpret its terms of service and other policies that apply to us, and those actions may be unfavorable to us. Amazon may also alter how we are able to process data on the Amazon Web Services platform. If Amazon makes changes or interpretations that are unfavorable to us, our business could be seriously harmed. Additionally, any disruption of or interference with the use of Amazon Web Services, including disruptions due to system failures, denial-of-service or other cyberattacks and computer viruses, or an interruption to Amazon’s systems or in the infrastructure that allows us to connect to them for an extended period, may impact our ability to operate the business and would adversely impact our operations and our business.
Our growth in prior years may not be indicative of our future growth.
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 to $278.7 million and by a further 16.9% in 2021 to $231.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:

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
•maintain and grow our affinity group marketing partner relationships and increase the productivity of our current affinity group marketing partners, and to replace the units generated by our former partnership with USAA;
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
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. Among other things, we expect to continue to expend substantial financial and other resources on:
•marketing and advertising;
•dealer outreach and training;
•technology and product development, including the continuing development of TrueCar+, other new products and new features for existing products;
•strategic partnerships, investments and acquisitions; and
•general administration, including legal, accounting and other compliance expenses related to being a public company.

We have a history of losses and we may not be profitable in the future.

We have not been profitable since inception. We had an accumulated deficit of $393.8 million at December 31, 2021. During the year ended December 31, 2021, we had a net loss of $38.3 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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
Our revenue trends reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due to the overall growth of our business, and more recently the effects of seasonality on our results have been outweighed by disruptions to our business, such as the termination of our partnership with USAA, the coronavirus pandemic and the automobile inventory shortage, but we expect that in the future our revenues may be affected more by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened severe weather or other significant events outside of our control.
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
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in the second quarter of 2020, a Florida dealer sued us claiming that our “BUY SMARTER DRIVE HAPPIER” tagline, which is featured in some of our marketing materials, infringed its “BUY SMART BE HAPPY” trademark. Although this litigation was resolved without any effect on our business, if any similar litigation is brought and decided adversely to us, we could be required to change our tagline and replace the marketing materials in which it is featured, which would be costly and could damage our brand. For more information on this litigation, refer to the risk factor “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows.” Moreover, as discussed in greater detail under the risk factor “Failure to adequately protect our intellectual property could harm our business and operating results,” from time to time, we take legal action to protect our own intellectual property.
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

At December 31, 2021, we had goodwill and intangible assets of $51.2 million and $5.0 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations.
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

Further, we review our equity-method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. For example, on February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. The terms of the transaction include initial cash consideration of $12.8 million which will be paid at closing and $3.2 million cash held in an escrow account. As a result of the events and circumstances leading up to our entry into the redemption agreement with Accu-Trade, we concluded that the carrying value of our investment in Accu-Trade was greater than its fair value. Accordingly, during the year ended December 31, 2021, we recognized an impairment charge of $4.1 million. Further, if any other equity-method investment that we make in the future, is not recoverable, we may be required to record additional impairment charges, which could materially and adversely affect our results of operations.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We had federal net operating loss carryforwards of approximately $301.4 million and state net operating loss carryforwards of approximately $236.0 million at December 31, 2021. These federal and state net operating loss carryforwards begin to expire in the years ending December 31, 2034 and 2022, respectively. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. At December 31, 2021, we had federal and state research and development credit carryforwards of approximately $13.4 million and $11.0 million, respectively. The federal credit carryforwards begin to expire in the year ending December 31, 2028. The state credit carryforwards can be carried forward indefinitely.

Sections 382 and 383 of the U.S. Internal Revenue Code, which we refer to as the IRC, impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. Accordingly, if we generate taxable income in the future, changes in our stock ownership, including equity offerings and share repurchase programs, as well as other changes that may be outside our control, could potentially result in material limitations on our ability to use our net operating loss and research tax credit carryforwards. We experienced a cumulative ownership change as of December 31, 2019 within the meaning of Sections 382 and 383 of the IRC. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, with the finalization of our 2011 - 2020 research and development tax credit study in 2021, we estimate that certain federal research and development credit carryforwards may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2021 for the Section 383 limitation of $12.3 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

Changes in applicable tax law and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it has resulted in nationwide uncertainty over sales tax liability and could precipitate responses from federal and state legislators, regulators and courts that materially increase our tax administrative costs and tax risk. Many states have also adopted laws requiring so-called “marketplace facilitators” to collect and remit sales taxes on behalf of participants in their marketplaces. Certain states also require sales tax to be collected and remitted with respect to the provision of software as a service (SaaS), downloadable software, information services, data processing services and, under certain circumstances, lead generating services. To the extent regulators take the position that such laws require us to collect and remit sales taxes related to the sales of cars to consumers by TrueCar Certified Dealers or characterize any of our existing or future product offerings as taxable SaaS, downloadable software, information services, data processing services, lead generation services or as any other taxable product or service, our business could be adversely affected.

Additionally, in the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing a $5 million cap on the use of tax credits effective for tax years 2020 through 2022. Therefore, for the impacted tax years, including 2020, during which we recognized net taxable income in California due to the Divestiture, California taxes that otherwise could have been offset by California net operating losses, which are limited to a 20-year carryforward period, will instead need to be offset by our California research and development credits, which do not expire (i.e., can be carried forward indefinitely), up to the $5 million annual cap. As a result, our tax assets will be or have been diminished. Further, potential revisions to federal corporate tax law are currently under discussion in Congress. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the ongoing automobile inventory shortage and following the termination of our partnership with USAA, we have not in recent quarters provided guidance about our future operating results, which may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the year ended December 31, 2021, the trading price of our common stock fluctuated from a low of $3.08 per share to a high of $6.25 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of December 31, 2021, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 65% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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

At December 31, 2021, 96,213,243 shares of our common stock were outstanding. In addition, as of December 31, 2021, there were 6.1 million shares underlying options and 7.5 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.7 million shares (including vested options) as of December 31, 2021 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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

Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the three months ended December 31, 2021. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

    We maintain our principal office in Santa Monica, California and lease an office near Austin, Texas. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

Holders of Record

    As of February 16, 2022, there were 129 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

    None.

Stock Performance Graph

    The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2016 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Reserved

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
Our subsidiary, TCDS, provides our TrueCar Trade and Payments products. Our Trade solution gives consumers information on the value of their trade-in vehicles and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology of our DealerScience subsidiary to help consumers calculate accurate monthly payments.

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

During the year ended December 31, 2021, we generated revenues of $231.7 million and recorded a net loss of $38.3 million.

COVID-19 Pandemic and Global Automotive Semiconductor Chip Shortage

Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we expect to experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production in the current year as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. The inventory shortage along with strong consumer demand has impacted and may continue to impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part I, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19 and the global automotive semiconductor chip shortage.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2021	2020	2019
Average Monthly Unique Visitors	8,636,501	8,354,082	7,441,251
Units (1)	607,667	766,413	998,495
Monetization	$380	$352	$335
Franchise Dealer Count	8,482	10,589	12,565
Independent Dealer Count	4,013	3,794	4,395

(1)We issued full credits of the amount originally invoiced with respect to 14,912, 17,655, and 21,201 units during the years ended December 31, 2021, 2020, and 2019, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

The number of average monthly unique visitors increased 3.4% to approximately 8.6 million for the year ended December 31, 2021 from approximately 8.4 million for the year ended December 31, 2020. The increase was primarily due to higher investments in marketing in the earlier months of 2021 as COVID-19 restrictions eased.

Units

We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of TrueCar.com, our TrueCar-branded mobile applications or the car-buying sites and mobile applications we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with a TrueCar Certified Dealer. We view units as a key indicator of the health of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.

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

The number of units decreased 20.7% to 607,667 for the year ended December 31, 2021 from 766,413 for the year ended December 31, 2020. The unit decrease was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 8.0% to $380 during the year ended December 31, 2021 from $352 during the year ended December 31, 2020, primarily due to temporary concessions provided to certain subscription arrangements in the second quarter of 2020 that were not continued in the corresponding periods of 2021 and increases within newer revenue streams, partially offset by a decline within OEM incentives revenue that has been negatively impacted by the automobile inventory shortage. We expect our monetization to be affected in the future by changes in our pricing structure and the unit mix between new and used cars, with used cars providing higher monetization.

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

Our franchise dealer count decreased to 8,482 at December 31, 2021 from 10,589 at December 31, 2020 and from 12,565 at December 31, 2019. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of automobile inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to continue to be impacted by these inventory shortages.

Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers who participate in our Auto Buying Program at the end of a given period that exclusively sell used vehicles and are not directly affiliated with a new car manufacturer. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count increased to 4,013 at December 31, 2021 from 3,794 at December 31, 2020 and decreased as compared to 4,395 at December 31, 2019. The increase in 2021 from 2020 was primarily due to strong used car demand, and the decline in 2020 from 2019 was primarily due to suspensions, cancellations, or going-out-of-business due to COVID-19. We expect our independent dealer count to also be impacted by new car shortages as demand for used cars have increased, which have also resulted in inventory constraints in the used car market.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, loss from equity method investment including impairment charges, certain litigation costs, certain restructuring costs, certain executive departure costs, certain transaction costs, changes in the fair value of contingent consideration, goodwill impairment, other income, impairment of right-of-use assets, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.

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
•    Adjusted EBITDA does not reflect the receipt of interest or the payment of income taxes;
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
•    Adjusted EBITDA does not reflect the costs to advance our claims in certain litigation or the costs to defend ourselves in various complaints filed against us, which we expect to continue to be significant;
•    Adjusted EBITDA does not reflect the severance charges associated with restructuring plans;
•    Adjusted EBITDA does not reflect the impairment charges on our right of use (“ROU”) assets associated with subleasing;
•    Adjusted EBITDA does not reflect the legal, accounting, consulting and other third-party fees and costs incurred by us in connection with the evaluation and negotiation of potential merger and acquisition transactions;
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

    The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (loss) income	$(38,329)	$76,544	$(54,890)
Income from discontinued operations, net of taxes	(40)	(96,383)	(3,445)
Loss from continuing operations	(38,369)	(19,839)	(58,335)

Non-GAAP adjustments:
Interest income	(52)	(462)	(2,480)
Depreciation and amortization	16,279	20,547	20,665
Stock-based compensation (1)	20,395	23,077	36,462
Share of net loss from equity method investment (2)	5,404	1,989	1,280
Certain litigation costs (3)	—	(1,939)	1,575
Executive departure costs (4)	—	—	5,089
Restructuring charges (5)	—	8,346	3,015
Transaction costs (6)	—	—	1,926
Change in fair value of contingent consideration liability	41	182	300
Goodwill impairment (7)	—	8,264	—
Other income	(667)	(198)	—
Impairment of right-of-use (“ROU”) assets (8)	1,652	2,136	—
Provision for (benefit from) income taxes	206	(6)	(1,321)
Adjusted EBITDA	$4,889	$42,097	$8,176

(1)The excluded amounts include stock-based compensation of $7.2 million incurred in 2019 associated with the acceleration of certain equity awards and the extension of the exercise period for certain vested stock options related to the departures of certain executives, including our former chief executive officer.
(2)The excluded amounts include a $4.1 million impairment charge on our equity method investment in Accu-Trade in the fourth quarter of 2021.
(3)The excluded amounts relate to legal costs incurred in connection with complaints filed by non-TrueCar dealers and the California New Car Dealers Association against TrueCar and consumer class action lawsuits. For the year ended December 31, 2020, the excluded amount also includes a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of these costs and recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis. Based on the nature of the specific claims underlying the excluded litigation matters, once these matters are resolved, we do not believe our operations are likely to entail defending against the types of claims raised by these matters.
(4)The excluded amounts include $4.6 million in executive severance costs, as well as related recruiting fees of $0.5 million, associated with the separation of our former chief executive officer and the termination of executive-level employees in connection with the change in chief executive officer in 2019. We believe excluding the impact of these terminations and the associated chief executive officer recruiting fees is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(5)The excluded amounts represent charges associated with the restructuring plans undertaken in the second quarter of 2020 and first quarter of 2019 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(6)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the evaluation and negotiation of potential merger and acquisition transactions. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We consider these fees and costs, which are associated with potential merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(7)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the first quarter of 2020.
(8)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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

We report our financial results as one operating segment, with three distinct service offerings: Dealer products and services, OEM incentives, and other. Our operating results are regularly reviewed by our chief operating decision maker on a consolidated basis, principally to make decisions about how we allocate our resources and measure our consolidated operating performance. Our chief operating decision maker regularly reviews revenue for each of our dealer, OEM incentives and other offerings in order to gain more depth and understanding of the factors driving our business.

We are reporting the historical results of our divested ALG subsidiary, including the results of operations and cash flows as discontinued operations for all periods presented herein.

Components of Operating Results

Revenues

Our revenues are comprised primarily of dealer revenue and OEM incentives revenue. We recognize transaction revenue for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.

Dealer Revenue. Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience.

Auto Buying Program revenue consists of fees paid by dealers participating in our network of TrueCar Certified Dealers. Dealers pay us these fees on a per-vehicle basis for sales to our users, on a per-introduction basis for sales to our users or in the form of a subscription arrangement. Subscription arrangements fall into several types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales, which we refer to as guaranteed-sales subscriptions, and subscriptions based on introduction or impression volume, including those subject to downward adjustment based on a minimum number of introductions, which we refer to as guaranteed-introductions subscriptions. Additionally, certain dealers pay an incremental subscription fee for add-on products within our Auto Buying Program.

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

Certain of our subscription arrangements are charged based on volume of introductions or impressions provided while other introduction-based subscription arrangements operate under a guaranteed-introductions model. Under guaranteed-introductions subscription arrangements, fees are charged based on a periodically-updated formula that considers, among other things, the introductions anticipated to be provided to the dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, we provide a credit to the dealer. If the actual number of introductions provided exceeds the number guaranteed, we are not entitled to any additional fees.

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
DealerScience revenue consists of monthly subscription fees paid by dealers for access to DealerScience’s products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. In 2021, we began to phase out selling certain of DealerScience’s products and services.
OEM Incentives Revenue. OEM incentives revenue consists of fees paid by automobile manufacturers, or OEMs, to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These OEMs pay us a subscription or per-vehicle fee for promotion of the incentive.

Other Revenue. Other revenue consists primarily of fees earned associated with the USAA transition services agreement for the year ended December 31, 2020.

For a description of our revenue accounting policies, see Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including data center costs; hosting fees; data processing costs required to deliver introductions to our network of TrueCar Certified Dealers; employee costs related to certain dealer operations and sales matching; and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statements of comprehensive income (loss).

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

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2021 and December 31, 2020, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense (benefit) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the year ended December 31, 2021 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for the year ended December 31, 2020 primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

We had federal net operating loss carryforwards of approximately $301.4 million and state net operating loss carryforwards of approximately $236.0 million at December 31, 2021. At December 31, 2021, we also had federal and state research and development credit carryforwards of approximately $13.4 million and $11.0 million, respectively. Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, with the finalization of our 2011 - 2020 research and development tax credit study in 2021, we estimate that certain federal research and development credit carryforwards may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2021 for the Section 383 limitation of $12.3 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, the American Rescue Plan Act of 2021 (ARP Act) was enacted to further extend economic relief from the impacts of COVID. The ARP Act includes, among other things, provisions relating to the extension of employee retention tax credits and credits for paid sick and family medical leave, repeal of a worldwide interest allocation election, changes to pension funding requirements, and expanded limits on executive compensation deductions. We estimate that neither the CARES or ARP Act will have a material impact on our tax expense (benefit), financial position or cash flows. In addition, on June 29, 2020 California enacted legislation suspending NOL deductions for taxpayers with more than $1 million of business income and imposing limits on the use of tax credits up to $5 million effective for tax years 2020 through 2022. As a result, we plan to utilize California research and development credits to offset California state taxes for the impacted tax years, including 2020, during which we recognized net taxable income in California due to the Divestiture. We will continue to monitor possible future impact of changes in tax legislation.

    See Note 12 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

    The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$231,698	$278,678	$335,046
Costs and operating expenses:
Cost of revenue	22,239	21,549	27,828
Sales and marketing	136,479	151,915	226,977
Technology and development	41,432	44,930	56,114
General and administrative	48,747	49,989	64,318
Depreciation and amortization	16,279	20,547	20,665
Goodwill impairment	—	8,264	—
Total costs and operating expenses	265,176	297,194	395,902
Loss from operations	(33,478)	(18,516)	(60,856)
Interest income	52	462	2,480
Other income	667	198	—
Loss from equity method investment	(5,404)	(1,989)	(1,280)
Loss from continuing operations before income taxes	(38,163)	(19,845)	(59,656)
Provision for (benefit from) income taxes	206	(6)	(1,321)
Loss from continuing operations	(38,369)	(19,839)	(58,335)
Income from discontinued operations, net of taxes	40	96,383	3,445
Net (loss) income	$(38,329)	$76,544	$(54,890)

Other Non-GAAP Financial Information
Adjusted EBITDA	$4,889	$42,097	$8,176

    The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2021	2020	2019
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	10	8	8
Sales and marketing	59	55	68
Technology and development	18	16	17
General and administrative	21	18	19
Depreciation and amortization	7	7	6
Goodwill impairment	—	3	—
Loss from operations	(14)	(7)	(18)
Interest income	*	*	1
Other income	*	*	—
Loss from equity method investment	(2)	(1)	*
Loss from continuing operations before income taxes	(16)	(7)	(18)
Provision for (benefit from) income taxes	*	*	*
Loss from continuing operations	(17)	(7)	(17)
Income from discontinued operations, net of taxes	*	35	1
Net (loss) income	(17)%	27%	(16)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2021, 2020 and 2019

Revenues

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Revenues
Dealer revenue	$222,000	$252,928	$317,965	(12.2)%	(20.5)%
OEM incentives revenue	8,676	16,833	16,569	(48.5)%	1.6%
Other revenue	1,022	8,917	512	(88.5)%	1,641.6%
Total revenues	$231,698	$278,678	$335,046	(16.9)%	(16.8)%

Year ended December 31, 2021 compared to year ended December 31, 2020. The decrease in our revenues of $47.0 million, or 16.9%, in 2021 as compared to 2020 was primarily impacted by the automobile inventory shortage. Dealer revenue, OEM incentives revenue, and other revenue comprised 95.9%, 3.7%, and 0.4%, respectively, of revenues for 2021 as compared to 90.8%, 6.0%, and 3.2%, respectively, for 2020. The decrease of $30.9 million in dealer revenue was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $8.2 million in OEM incentives revenue was driven by the loss of OEM programs that targeted USAA members only and certain OEMs pausing their programs also as a result of low inventory associated with the global automobile semiconductor chip shortage. A decrease of $7.9 million in other revenue was primarily driven by fees earned related to the USAA transition services agreement which ended on September 30, 2020. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage, which may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause on their incentive programs.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$22,239	$21,549	$27,828	3.2%	(22.6)%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.6%	7.7%	8.3%

Year ended December 31, 2021 compared to year ended December 31, 2020. The increase in cost of revenue of $0.7 million, or 3.2%, for 2021 as compared to 2020 was primarily due to a $3.8 million increase in data and licensing expenses primarily driven by growth in dealer adoption of our retail solutions products compared to the prior year. This increase was offset by a $2.5 million decrease in employee-related expenses, of which $0.6 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $1.9 million related to reduced headcount, a $0.3 million decrease in stock-based compensation, and a $0.3 million decrease in facilities costs.

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

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Sales and marketing expense	$136,479	$151,915	$226,977	(10.2)%	(33.1)%
Sales and marketing expense as a percentage of revenues	58.9%	54.5%	67.7%

Year ended December 31, 2021 compared to year ended December 31, 2020. The decrease in sales and marketing expenses of $15.4 million, or 10.2%, for 2021 as compared to 2020 primarily reflected a $11.9 million decrease in employee-related expenses of which $5.3 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $6.6 million related to reduced headcount, a $2.5 million decrease in creative production costs, a $1.5 million decrease in travel-related and industry conference expenses due to the COVID-19 pandemic, a $1.3 million decrease in stock-based compensation, and a $0.7 million decrease in outsourced services, offset by a $2.3 million increase in revenue share paid to affinity marketing partners and a $1.0 million increase in branded media spend. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages as it impacts the deployment of our branded media spend and revenue share that we pay to our affinity marketing partners. Additionally, we expect to incur incremental branded media expenses to support the launch of our TrueCar+ initiative.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Technology and development expenses	$41,432	$44,930	$56,114	(7.8)%	(19.9)%
Technology and development expenses as a percentage of revenues	17.9%	16.1%	16.7%
Capitalized software costs	$11,781	$10,664	$11,253	10.5%	(5.2)%

Year ended December 31, 2021 compared to year ended December 31, 2020. The decrease in technology and development expenses of $3.5 million, or 7.8%, for 2021 as compared to 2020 primarily reflected a $4.0 million decrease in employee-related expenses, of which $1.6 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $2.4 million related to reduced headcount, and a $0.5 million decrease in facilities costs, partially offset by a $1.3 million increase in outsourced services.

Capitalized software costs increased $1.1 million for 2021 as compared to 2020 primarily due to an increase in third-party software costs of $1.7 million offset by a decrease in internally-developed software of $0.6 million.

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

Capitalized software costs decreased $0.6 million for 2020 as compared to 2019 primarily due to a decrease in the amount of internally-developed software of $0.9 million offset by an increase in third-party software costs of $0.4 million.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
General and administrative expense	$48,747	$49,989	$64,318	(2.5)%	(22.3)%
General and administrative expense as a percentage of revenues	21.0%	17.9%	19.2%

Year ended December 31, 2021 compared to year ended December 31, 2020. General and administrative expenses decreased $1.2 million, or 2.5%, for 2021 as compared to 2020. The decrease primarily reflected a $2.4 million decrease in bad debt expense driven by adjustments to our allowance for doubtful accounts resulting from both improved collection efforts and forecast assumptions, a $1.9 million decrease in employee-related expenses, of which $0.8 million is associated with severance-related costs incurred as part of the restructuring undertaken in the second quarter of 2020 and $1.1 million related to reduced headcount, a $0.4 million decrease in impairment charges on our right-of-use assets associated with office leases, and a $0.6 million decrease in stock-based compensation expense. The decrease was offset by a $3.3 million increase in legal expenses as a result of a $2.0 million payment received in the first quarter of 2020 from one of our insurance carriers in settlement of a lawsuit we brought during the fourth quarter of 2017 to recover insured legal fees and a $1.1 million increase in other expenses associated with bank fees and insurance costs.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Depreciation and amortization expenses	$16,279	$20,547	$20,665	(20.8)%	(0.6)%

Year ended December 31, 2021 compared to year ended December 31, 2020. Depreciation and amortization expenses decreased $4.3 million, or 20.8%, for 2021 as compared to 2020 primarily due to certain long-lived assets reaching the end of their useful lives in 2020. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.

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

Interest Income

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Interest income	$52	$462	$2,480	(88.7)%	(81.4)%

Year ended December 31, 2021 compared to year ended December 31, 2020. Interest income decreased $0.4 million, or 88.7%, for 2021 as compared to 2020 primarily due to lower interest rates.

Year ended December 31, 2020 compared to year ended December 31, 2019. Interest income decreased $2.0 million, or 81.4%, for 2020 as compared to 2019 primarily due to lower interest rates.

Other Income

For the years ended December 31, 2021 and December 31, 2020, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.

Loss from Equity Method Investment

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Loss from equity method investment	$5,404	$1,989	$1,280	171.7%	55.4%

For the year ended December 31, 2021, we recognized an impairment charge in the amount of $4.1 million on our equity method investment in Accu-Trade, which represents the amount that our carrying value was in excess of its estimated fair value at December 31, 2021. For further details, see Note 2 to our consolidated financial statements included herein.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Provision for (benefit from) income taxes	$206	$(6)	$(1,321)	3,533.3%	99.5%

Years ended December 31, 2021, December 31, 2020 and December 31, 2019. The provision for income taxes for 2021 of $0.2 million primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The benefit from income taxes for 2020 of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities. The benefit from income taxes for 2019 of $1.3 million primarily reflects a tax benefit associated with the intraperiod tax allocation required by ASC 740.

Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million as of December 31, 2020 and was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, with the finalization of the 2011 - 2020 research and development tax credit study in 2021, we estimate that certain of the federal research and development credit carryforwards may expire unused. The Section 383 limitation resulted in a reduction of deferred tax assets of $12.3 million as of December 31, 2021 and was fully offset by a corresponding decrease in valuation allowance, with no net tax provision impact.

Income from Discontinued Operations

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(dollars in thousands)
Income from discontinued operations, net of taxes	$40	$96,383	$3,445	(100.0)%	2,697.8%

Year ended December 31, 2021 compared to year ended December 31, 2020. Income from discontinued operations, net of taxes, was less than $0.1 million for the year ended December 30, 2021 and relates to the resolution of net working capital adjustments of our ALG divestiture and professional fees associated with this resolution. We completed our divestiture of ALG on November 30, 2020. See Note 4 to the consolidated financial statements included herein for more information.

Year ended December 31, 2020 compared to year ended December 31, 2019. Income from discontinued operations, net of taxes, increased $92.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a gain on sale of $92.5 million recognized on the ALG divestiture.

Liquidity and Capital Resources

At December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $245.2 million.

We have incurred cumulative losses of $393.8 million from our operations through December 31, 2021, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund share repurchases based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the COVID-19 pandemic. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at December 31, 2021. The amount available under the amended credit facility at December 31, 2021 was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million. See Note 8 of our consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program

In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. For the year ended December 31, 2021 and 2020, the Company repurchased and retired a total of 6.1 million and 9.3 million shares under the Program for $32.3 million and $42.2 million respectively. As of December 31, 2021, the Company had a remaining authorization of $75.5 million for future share repurchases.

Cash Flows

The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$14,374	$29,898	$12,823
Net cash used in investing activities	(10,689)	(10,277)	(33,355)
Net cash used in financing activities	(38,086)	(49,238)	(480)
Net cash used in continuing operations	(34,401)	(29,617)	(21,012)
Net cash provided by discontinued operations	6,304	121,397	6,418
Net (decrease) increase in cash and cash equivalents	$(28,097)	$91,780	$(14,594)

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

Cash provided by operating activities in 2021 was $14.4 million. This was primarily due to a loss from continuing operations of $38.4 million, adjusted for non-cash items, including stock-based compensation expense of $20.4 million, depreciation and amortization expense of $16.3 million, loss from equity method investment of $5.4 million of which $4.1 million was related to an impairment charge, amortization of lease right-of-use assets of $4.3 million, an impairment charge associated with certain of our existing office locations of $1.7 million, and bad debt expense of $0.5 million. Net cash provided by operating activities also reflected an increase of $3.6 million from changes in operating assets and liabilities, which primarily reflected a decrease of $15.7 million in accounts receivable primarily due to a reduction in revenue and a decrease of $2.7 million in prepaid expenses and other assets, offset by a decrease in accrued expenses and other current liabilities of $5.6 million primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $5.2 million, a decrease in accounts payable of $1.8 million, and a decrease in accrued employee expenses of $1.8 million.

Cash provided by operating activities in 2020 was $29.9 million. This was primarily due to a loss from continuing operations of $19.8 million, which was adjusted for non-cash items, including stock-based compensation expense of $23.1 million, depreciation and amortization expense of $20.4 million, goodwill impairment of $8.3 million, amortization of lease right-of-use assets of $5.4 million, bad debt expense of $3.0 million, and asset impairment and write-off of $2.4 million primarily due to a ROU asset impairment of $2.1 million. Net cash provided by operating activities also included a $14.2 million decrease from changes in operating assets and liabilities. The $14.2 million decrease primarily reflected a decrease of $8.2 million in accounts payable primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $6.3 million, and a decrease in accrued expenses and other current liabilities of $4.1 million driven by reduced accrued legal fees, offset by cash collections of $2.3 million from accounts receivable, a decrease of $1.3 million in prepaid expense and other assets primarily due to a decrease in prepaid marketing costs.

Cash provided by operating activities in 2019 was $12.8 million. This was primarily due to a loss from continuing operations of $58.3 million, which adjusted for non-cash items, including stock-based compensation expense of $36.5 million, depreciation and amortization expense of $20.7 million and amortization of lease right-of-use assets of $5.9 million. Net cash provided by operating activities also included a $3.7 million increase in changes in operating assets and liabilities. The $3.7 million increase primarily reflected an increase of $10.5 million in accrued expenses and other current liabilities mainly driven by accrued marketing costs and cash collections of $4.0 million from accounts receivable, offset by a $6.8 million decrease in operating lease liabilities and a $4.9 million decrease in accounts payable.

Investing Activities of Continuing Operations

Our investing activities consist primarily of cash paid for equity method investment and capital expenditures for capitalized software development costs and property and equipment.

Cash used in investing activities of $10.7 million during 2021 was for purchases of property and equipment, consisting primarily of $9.8 million of investments in software.

Cash used in investing activities of $10.3 million during 2020 was for purchases of property and equipment, consisting primarily of $9.1 million of investments in software.

Cash used in investing activities of $33.4 million during 2019 resulted primarily from a $23.2 million equity method investment in Accu-Trade as well as $10.2 million of purchases of property and equipment, consisting primarily of $9.8 million of investments in software.

Financing Activities of Continuing Operations

Cash used in financing activities of $38.1 million during 2021 primarily represents payments of $31.9 million for the repurchase of our common stock, taxes paid of $5.3 million for the net share settlement of certain equity awards, and a $2.2 million payment related to the fair value portion of a contingent consideration related to our 2018 acquisition of DealerScience. These decreases were offset by proceeds received of $1.4 million from the exercise of employee stock options.

Cash used in financing activities of $49.2 million during 2020 primarily represents payments of $42.8 million for the repurchase of our common stock, taxes paid of $4.3 million for the net share settlement of certain equity awards, and a $2.3 million payment related to the fair value portion of a contingent consideration related to our 2018 acquisition of DealerScience.

Cash used in financing activities of $0.5 million for 2019 reflects taxes paid for the net share settlement of certain equity awards of $3.3 million, offset by $2.9 million of proceeds from the exercise of stock options.

Net Cash Provided by Discontinued Operations

Net cash provided by discontinued operations of $6.3 million mainly consisted of the $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020 net of a cash payment of $1.0 million related to final net working capital adjustments associated with the divestiture.

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

Contractual Obligations and Known Future Cash Requirements

The Company’s material cash requirements include the following contractual and other obligations.

Leases

The Company has various leases for office space. As of December 31, 2021, the Company had fixed lease payment obligations of $37.0 million, with $6.8 million payable within 12 months that have not been reduced by minimum non-cancellable sublease rentals aggregating $7.6 million. See Note 3 “Leases” to our consolidated financial statements for more information.

Purchase obligations

The Company has long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding. As of December 31, 2021, the Company had purchase obligations of $11.1 million, with $7.8 million payable within 12 months. Purchase obligations exclude agreements that are cancellable without penalty. See Note 9 “Commitments and Contingencies” to our consolidated financial statements for more information.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions on an ongoing basis and that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements, which describes our significant accounting policies and methods used in the preparation of our consolidated financial statements. The methods, estimates, and judgments that we use in applying our accounting policies require us to make difficult and subjective judgements, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates are those relating to revenue recognition, sales allowances and allowances for doubtful accounts, the recoverability of goodwill, long-lived assets, and equity method investment, income taxes, and the expensing and capitalization of software and website development costs.

Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We do not believe that there is any material market risk exposure that would require disclosure under this Item 7A.

Interest Rate Risk

    We had cash and cash equivalents of $245.2 million at December 31, 2021, which consist entirely of bank deposits and short-term money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

    We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

    To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2021, we had no borrowings under the credit facility.

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

    Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On February 23, 2022, the Company announced that it had appointed Jantoon E. Reigersman as its Chief Operating Officer effective on March 1, 2022 in addition to his continuing role as the Company’s Chief Financial Officer, which he assumed in January 2021.

In connection with this appointment, there were no changes made to Mr. Reigersman’s compensation package as set forth in his employment agreement described in the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2021 and included as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2021 (the “Employment Agreement”). Other than pursuant to the Employment Agreement, there are no transactions between the Company and Mr. Reigersman that are reportable under Item 404(a) of Regulation S-K. No “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists between Mr. Reigersman and any director, nominee for election as a director or executive officer of the Company. There were no new plans, contracts or arrangements or any amendments to any plans, contracts or arrangements entered into with Mr. Reigersman in connection with his appointment as Chief Operating Officer, nor were there any grants or awards made to Mr. Reigersman in connection therewith.

Mr. Reigersman’s biographical information is included in the Company’s Definitive Proxy Statement on Schedule 14A for the Company’s 2021 Annual Meeting of Stockholders filed with the SEC on April 7, 2021.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

    The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

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

Item 11. Executive Compensation

    The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services

    The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

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

3.Exhibits

    The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
2.3*	Membership Interest Purchase Agreement, dated as of July 31, 2020, by and among J.D. Power, TrueCar, Inc. and ALG, Inc.		X	8-K	2.1	August 6, 2020
2.4	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of January 14, 2021, by and between the Registrant and J.D. Power.		X	10-K	2.4	March 5, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and the United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.3	Description of Securities.		X	10-K	4.3	February 28, 2020

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.4	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.5	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.6	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.		X	10-Q	10.2	August 6, 2021
10.7	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.8	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.9	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.10	First Amendment to Third Amended & Restated Loan and Security Agreement, dated February 28, 2018, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.15	March 1, 2018
10.11	Second Amendment to Third Amended & Restated Loan and Security Agreement, dated December 6, 2018, by and between the Registrant, TrueCar Dealer Solutions, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.11	March 1, 2019
10.12*	Consent Agreement, dated as of August 4, 2020, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-K	10.11	March 5, 2021
10.13	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated February 17 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-K	10.12	March 5, 2021
10.14	Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated April 12, 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-Q	10.6	May 6, 2021
10.15#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.16#	Form of Performance Unit Award Agreement under the 2014 Equity Incentive Plan.		X	8-K	10.1	March 21, 2019
10.17#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.2	May 11, 2020
10.18#	Form of Retention RSU Award Agreement		X	10-Q	10.3	May 11, 2020
10.19#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.3	May 6, 2021
10.20#	Amended and Restated Employment Agreement, dated March 9, 2020, by and between the Registrant and Michael Darrow.		X	8-K	10.1	March 10, 2020
10.21#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.22#	Employment Agreement, dated as of January 20, 2021, by and between the Registrant and Jantoon Reigersman.		X	10-K	10.30	March 5, 2021
10.23#	Separation Agreement and Release, dated as of March 17, 2021, by and between the Registrant and Kristin Slanina.		X	10-Q	10.1	May 6, 2021
10.24#	Separation Agreement and Release, dated as of March 18, 2021, by and between the Registrant and Simon Smith.		X	10-Q	10.2	May 6, 2021
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUECAR, INC.
By:	/s/ Michael D. Darrow
Michael D. Darrow
President and Chief Executive Officer
Date:	February 23, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Darrow, Jantoon E. Reigersman and Jeffrey J. Swart, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Darrow	President, Chief Executive Officer and Director	February 23, 2022
Michael D. Darrow	(Principal Executive Officer and Director)

/s/ Jantoon E. Reigersman	Chief Financial Officer	February 23, 2022
Jantoon E. Reigersman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Buce	Director	February 23, 2022
Robert E. Buce

/s/ Barbara A. Carbone	Director	February 23, 2022
Barbara A. Carbone

/s/ Christopher W. Claus	Director	February 23, 2022
Christopher W. Claus

/s/ Faye M. Iosotaluno	Director	February 23, 2022
Faye M. Iosotaluno

/s/ Erin N. Lantz	Director	February 23, 2022
Erin N. Lantz

/s/ John W. Mendel	Director	February 23, 2022
John W. Mendel

/s/ Wesley A. Nichols	Director	February 23, 2022
Wesley A. Nichols

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Revenue Recognition – Estimate of Variable Consideration to be Received Upon Future Sales

As described in Note 2 to the consolidated financial statements, for fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the dealer and for the amount that management estimates it will be able to earn. To formulate this estimate, management uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in period. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset. For the year ended December 31, 2021, revenue from the pay-per-sale billing model makes up a portion of total consolidated revenues of $231.7 million.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 23, 2022

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$245,217	$273,314
Accounts receivable, net of allowances of $3,099 and $7,147 at December 31, 2021 and 2020, respectively	16,710	32,923
Prepaid expenses	6,145	5,800
Other current assets	1,866	12,901
Total current assets	269,938	324,938
Property and equipment, net	19,155	21,421
Operating lease right-of-use assets	23,605	29,192
Goodwill	51,205	51,205
Intangible assets, net	4,950	6,600
Equity method investment	14,500	19,905
Other assets	4,317	4,800
Total assets	$387,670	$458,061
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,128 and $913 at December 31, 2021 and 2020, respectively)	$11,364	$13,198
Accrued employee expenses	5,187	6,506
Operating lease liabilities, current	5,253	4,771
Accrued expenses and other current liabilities	9,677	18,402
Total current liabilities	31,481	42,877
Deferred tax liabilities	103	40
Operating lease liabilities, net of current portion	26,300	31,974
Other liabilities	—	388
Total liabilities	57,884	75,279
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2021 and 2020, respectively; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2021 and 2020, respectively; 96,213,243 and 99,690,942 shares issued and outstanding at December 31, 2021 and 2020, respectively	10	10
Additional paid-in capital	723,623	738,290
Accumulated deficit	(393,847)	(355,518)
Total stockholders’ equity	329,786	382,782
Total liabilities and stockholders’ equity	$387,670	$458,061

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$231,698	$278,678	$335,046
Costs and operating expenses:
Cost of revenue	22,239	21,549	27,828
Sales and marketing	136,479	151,915	226,977
Technology and development	41,432	44,930	56,114
General and administrative	48,747	49,989	64,318
Depreciation and amortization	16,279	20,547	20,665
Goodwill impairment	—	8,264	—
Total costs and operating expenses	265,176	297,194	395,902
Loss from operations	(33,478)	(18,516)	(60,856)
Interest income	52	462	2,480
Other income	667	198	—
Loss from equity method investment	(5,404)	(1,989)	(1,280)
Loss from continuing operations before income taxes	(38,163)	(19,845)	(59,656)
Provision for (benefit from) income taxes	206	(6)	(1,321)
Loss from continuing operations	(38,369)	(19,839)	(58,335)
Income from discontinued operations, net of taxes	40	96,383	3,445
Net (loss) income	$(38,329)	$76,544	$(54,890)
(Loss) income per share, basic and diluted
Continuing operations	$(0.39)	$(0.19)	$(0.55)
Discontinued operations	$—	$0.91	$0.03

Weighted average common shares outstanding, basic and diluted	97,352	106,315	105,805
Other comprehensive income (loss):
Comprehensive (loss) income	$(38,329)	$76,544	$(54,890)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	104,337,508	$10	$720,025	$(373,482)	$346,553
Cumulative-effect of accounting change adopted as of January 1, 2019	—	—	—	(3,690)	(3,690)
Net loss	—	—	—	(54,890)	(54,890)
Stock-based compensation	—	—	39,785	—	39,785
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,528,322	1	(488)	—	(487)
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net income	—	—	—	76,544	76,544
Repurchase of common stock	(9,282,485)	(1)	(42,334)	—	(42,335)
Stock-based compensation	—	—	25,456	—	25,456
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,107,597	—	(4,154)	—	(4,154)
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(38,329)	(38,329)
Repurchase of common stock	(6,137,734)	—	(32,429)	—	(32,429)
Stock-based compensation	—	—	21,691	—	21,691
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,660,035	—	(3,929)	—	(3,929)
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(38,329)	$76,544	$(54,890)
Income from discontinued operations, net of taxes	40	96,383	3,445
Loss from continuing operations	(38,369)	(19,839)	(58,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,279	20,372	20,695
Goodwill impairment	—	8,264	—
Deferred income taxes	63	(743)	215
Bad debt expense and other reserves	528	2,984	1,432
Stock-based compensation	20,395	23,077	36,462
Increase in the fair value of contingent consideration liability	41	182	300
Amortization of lease right-of-use assets	4,295	5,408	5,946
Loss from equity method investment	5,404	1,989	1,280
Impairment of right-of-use assets and write-off and net loss on disposal of finite-lived assets	1,682	2,436	1,109
Other noncash expenses	408	—	—
Changes in operating assets and liabilities:
Accounts receivable	15,685	2,332	3,989
Prepaid expenses and other assets	2,733	1,297	(103)
Accounts payable	(1,806)	(8,221)	(4,922)
Accrued employee expenses	(1,754)	357	1,494
Operating lease liabilities	(5,192)	(6,257)	(6,846)
Accrued expenses and other current liabilities	(5,630)	(4,128)	10,504
Other liabilities	(388)	388	(397)
Net cash provided by operating activities - continuing operations	14,374	29,898	12,823
Net cash (used in) provided by operating activities - discontinued operations	(180)	9,219	7,521
Net cash provided by operating activities	14,194	39,117	20,344
Cash flows from investing activities
Purchase of property and equipment	(10,689)	(10,277)	(10,181)
Cash paid for equity method investment	—	—	(23,174)
Net cash used in investing activities - continuing operations	(10,689)	(10,277)	(33,355)
Net cash provided by (used in) investing activities - discontinued operations	6,484	112,178	(1,103)
Net cash (used in) provided by investing activities	(4,205)	101,901	(34,458)
Cash flows from financing activities
Payment of contingent consideration liability	(2,214)	(2,263)	—
Proceeds from exercise of common stock options	1,391	97	2,859
Taxes paid related to net share settlement of equity awards	(5,320)	(4,251)	(3,339)
Payments for the repurchase of common stock	(31,943)	(42,821)	—
Net cash used in financing activities	(38,086)	(49,238)	(480)
Net (decrease) increase in cash and cash equivalents	(28,097)	91,780	(14,594)
Cash and cash equivalents at beginning of year	273,314	181,534	196,128
Cash and cash equivalents at end of year	$245,217	$273,314	$181,534

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	1,554	43	26

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$1,296	$1,322	$1,670
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,239	643	363
Capitalized asset retirement costs included in property and equipment	—	498	—

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
The Company is reporting the historical results of the divested ALG subsidiary, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying notes to the consolidated financial statements have all been revised to reflect continuing operations only.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Use of Estimates
    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the recoverability and related impairment of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its single reporting unit related to goodwill impairment, right-of-use assets and lease liabilities, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2021 through January 26, 2021, the Company’s chief operating decision maker (“CODM”) was solely comprised of the President and Chief Executive Officer who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Upon hiring of the Company’s Chief Financial Officer on January 27, 2021 and through December 31, 2021, the CODM was comprised of both the President and Chief Executive Officer and the Chief Financial Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

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
    Included in the initial carrying value of $22.9 million, which represents the fair value on the transaction date, was a basis difference of $22.9 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of Accu-Trade. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the income and losses of Accu-Trade and amortization of the basis difference. The Company amortizes its basis difference between the estimated fair value and the underlying book value of Accu-Trade’s technology and guarantor relationship over their respective useful lives using the straight-line method. These intangible assets are amortized over a weighted-average useful life of approximately 5 years measured at the transaction date.
The Company assesses the carrying value of its investment in Accu-Trade for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. On February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. See Note 16 for further details. As a result of the events and circumstances leading up to the Company’s entry into the redemption agreement with Accu-Trade, the Company concluded that the investment in Accu-Trade was impaired and recorded a $4.1 million impairment charge in its equity method investment for the year ended December 31,

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
2021, which is included within loss from equity method investment on the accompanying consolidated statements of comprehensive income (loss).

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
    Certain assets, including the equity method investment, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the year ended December 31, 2021, the Company recorded an ROU asset impairment charge of $1.7 million, related to an operating lease. See Note 3 for additional information. For the year ended December 31, 2021, the Company recorded an impairment charge of $4.1 million, related to its equity method investment in Accu-Trade. For the year ended December 31, 2020, the Company recognized a goodwill impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. See below for further information on goodwill. For the year ended December 31, 2020, the Company recorded an ROU asset impairment charge of $2.1 million related to another operating lease. For the year ended December 31, 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
    The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2021 and 2020 by level within the fair-value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2021				At December 31, 2020
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$234,763	$—	$—	$234,763	$262,309	$—	$—	$262,309
Total Assets	$234,763	$—	$—	$234,763	$262,309	$—	$—	$262,309

Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$2,459	$2,459
Contingent consideration, non-current	—	—	—	—	—	—	—	—
Total Liabilities	$—	$—	$—	$—	$—	$—	$2,459	$2,459
Contingent Consideration Obligations
    The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

	Year Ended December 31,
	2021	2020
Fair value, at beginning of year	$2,459	$4,777
Cash payments	(2,500)	(2,500)
Additions and changes in fair value	41	182
Fair value, at end of year	$—	$2,459

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
    Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, no single customer comprised more than 10% of the Company’s accounts receivable balance. At December 31, 2020, one customer accounted for approximately 10% of the Company’s accounts receivable balance.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

    The Company’s largest source of unit sales and one of the largest sources of visitors from affinity group marketing partners in 2020 and 2019 came from its relationship with United Services Automobile Association (“USAA”), a related party until its partnership with the Company terminated on September 30, 2020. See Note 15 for further details.
Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowances, at beginning of year	$7,147	$6,591	$3,342
Charged as a reduction of revenue	4,205	8,365	11,566
Charged to bad debt expense in general and administrative expenses	528	2,984	1,432
Write-offs, net of recoveries	(8,781)	(10,793)	(9,749)
Allowances, at end of year	$3,099	$7,147	$6,591
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    At December 31, 2021 and 2020, capitalized software costs were $67.9 million and $56.2 million, respectively, before accumulated amortization of $50.6 million and $38.5 million, respectively.
    Expected amortization expense with respect to capitalized software costs at December 31, 2021 for each of the years through December 31, 2024 is as follows (in thousands):

Years ended December 31,
2022	$9,474
2023	5,735
2024	2,106
Total amortization expense	$17,315

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
Long-Lived Assets
    The Company evaluates the recoverability of its long-lived assets, including its ROU assets, with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2021 and 2020, the Company recorded ROU asset impairment charges of $1.7 million and $2.1 million, respectively, related to certain operating leases. See Note 3 for additional information. During the year December 31, 2019, there were no impairment charges recorded on the Company’s long-lived assets.
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
The Company assesses recoverability of goodwill on an annual basis at December 31 or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the first quarter of 2020, as a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, along with the Company’s announcement that it had entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank to continue to power the USAA Car Buying Service through September 30, 2020, the Company concluded a triggering event had occurred. In light of these factors, the Company performed an interim quantitative impairment test as of March 31, 2020, in which the Company estimated the fair value of its single reporting unit by utilizing an income approach which uses a discounted cash flow analysis. Given the high degree of market volatility and lack of reliable market data as of March 31, 2020, the Company determined that the income approach provided the best approximation of fair value. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the revenue growth rates, workforce cost savings, long-term growth rates and the discount rate. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration market conditions. The discount rate is based on the weighted-average cost of capital, which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. Based on the results of the interim impairment test, the Company concluded that the carrying value of its reporting unit was greater than the fair value and, accordingly, recognized a non-cash impairment charge of $10.2 million during the three months ended March 31, 2020, of which $1.9 million was included in discontinued operations.
At December 31, 2021 and 2020, the Company estimated the fair value of its single reporting unit using a market approach, which is based on the market capitalization by using its share price in the NASDAQ Global Market and an appropriate control premium. As the Company’s market capitalization plus an estimated control premium were higher than the net book value of its reporting unit, it concluded that goodwill was not impaired as of December 31, 2021 and 2020. While the Company believes it has made reasonable estimates and assumptions to estimate the control premium of its reporting unit, it is possible that a material change could occur. If actual results are not consistent with the Company’s estimates and assumptions, or if the Company’s share price decreases, the fair value of the Company’s reporting unit may decrease to below its net carrying value, which could result in impairment of the Company’s goodwill.
Revenue Recognition

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
    Pay-Per-Sale. Under fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in period. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay the Company until a vehicle sale has occurred between the Auto Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset.
    Pay-Per-Introduction. Under fee arrangements based on a pay-per-introduction billing model, revenue for the Auto Buying Program is recognized when introductions are delivered.
    The Company also recognizes revenue from Dealers under subscription agreements. Subscription fee arrangements are short-term in nature with terms ranging from one to six months and are also cancellable by the Dealer or the Company at any time. Subscription arrangements fall into three types: flat-rate subscriptions, subscriptions subject to downward adjustment based on a minimum number of vehicle sales (“guaranteed sales”), and subscriptions based on introduction or impressions volume, including those subject to downward adjustment based on a minimum number of introductions (“guaranteed introductions”). For all subscription arrangements, the Company recognizes the fees as revenue when introductions or impressions are delivered by allocating a portion of the monthly subscription fee to each delivered introduction or impression. For guaranteed sales and guaranteed introduction subscriptions, the amount allocated is adjusted at the end of each month for any credits, as described below. Total revenue recognized in any given month remains unchanged from the old revenue standard for subscription arrangements.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Incremental Costs to Obtain a Contract
    The revenue standard requires capitalization of the incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of TrueCar’s services to Dealers. These costs are deferred and then amortized over the expected customer life. Amortization expense is included within sales and marketing on the accompanying consolidated statements of comprehensive income (loss).
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
    Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $57.2 million, $57.0 million, and $82.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no prepaid media costs included in prepaid expenses at December 31, 2021 and 2020. Accrued marketing and advertising expenses were $2.7 million and $7.2 million at December 31, 2021 and 2020, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
repurchase price over the par value. Since the inception of its share repurchase program in the third quarter of 2020, the Company has had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in-capital. Once the Company has retained earnings, the excess will be charged entirely to retained earnings.
Income Taxes
The Company uses the liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. The Company determines deferred tax assets including net operating losses and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established to reduce net deferred tax assets to amounts that are more likely than not to be realized. The Company considers all available evidence, both positive and negative, in assessing the need for a valuation allowance. The Company has a full valuation allowance, and has concluded, based on the weight of all available evidence, that it is more likely than not that our net deferred tax assets will not be realized, primarily due to historical net operating losses.

The Company uses a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires the Company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If the Company determine that a position is “more likely than not” to be sustained, then the Company proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision in the accompanying statements of comprehensive income (loss).

Comprehensive Income (Loss)
    Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2021, 2020 and 2019, the Company had no other comprehensive income (loss) items and accordingly, net income (loss) equaled comprehensive income (loss).
Recent Accounting Pronouncements
    In October 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance that updates various codification topics by clarifying or improving disclosure requirements. The Company adopted this guidance on January 1, 2021 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Lease Costs

    For the years ended December 31, 2021, 2020, and 2019, the Company recorded operating lease costs of corporate offices, excluding subleases, that were included in the consolidated statements of comprehensive income (loss) as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cost of revenue	$62	$489	$740
Sales and marketing	1,356	1,680	1,741
Technology and development	2,082	2,420	2,462
General and administrative	2,793	2,887	3,597
Total operating lease costs	$6,293	$7,476	$8,540

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. The Company made cash payments of $7.2 million, $8.3 million and $9.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 5.4 years and weighted average discount rate of 5.8%. For its subleases, the Company recorded contra rent expense of $1.1 million, $1.2 million and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company recognized ROU asset group impairment charges of $1.7 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively, reducing the carrying value of the related lease assets to its estimated fair value. Fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the consolidated statements of comprehensive income (loss).
    The existing operating leases have remaining lease terms ranging from 3.0 to 8.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Lease Commitments
    Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2021 are as follows (in thousands):

Years ended December 31,
2022	$6,799
2023	7,628
2024	7,860
2025	6,083
2026	2,820
Thereafter	5,799
Total lease payments	$36,989
Less: imputed interest	(5,436)
Total lease liabilities (discounted)	$31,553

Year ended December 31,	Sublease Income
2022	$1,553
2023	1,864
2024	1,932
2025	1,540
2026	652
Thereafter	56
Total sublease income	$7,597

4.    Discontinued Operations

On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in other current assets and other assets in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. The Divestiture resulted in a pre-tax gain of $92.5 million for the year ended December 31, 2020. At December 31, 2020, the Company recorded a receivable of $7.5 million associated with the achievement of the first earnout based on certain 2020 revenue metrics. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout and is reflected within investing activities of discontinued operations on the accompanying consolidated statements of cash flows. During the third quarter of 2021, the Company finalized its net working capital adjustments associated with the Divestiture. The resolution resulted in additional gain on sale of $0.2 million offset by additional administrative costs of $0.2 million for the year ended December 31, 2021.
The Divestiture represents a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for all periods presented.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the detail of “Income from discontinued operations, net of taxes” within the Statements of Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues	$—	$17,361	$18,834
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	—	4,286	5,599
Sales and marketing	—	1,625	2,365
Technology and development	—	1,188	1,074
General and administrative	180	971	830
Depreciation and amortization	—	2,910	4,926
Goodwill impairment	—	1,923	—
Total costs and operating expenses	180	12,903	14,794
Income from operations	(180)	4,458	4,040
Gain on sale	220	92,528	—
Interest income	—	171	1,015
Income from discontinued operations before income taxes	40	97,157	5,055
Provision for income taxes	—	774	1,610
Income from discontinued operations, net of taxes	$40	$96,383	$3,445

5.    Revenue Information and Deferred Sales Commissions
Deferred Sales Commissions

    Deferred sales commissions within other assets were $1.8 million and $2.4 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, amortization expense for deferred sales commissions was $1.6 million, $1.8 million and $2.1 million, respectively. There was no impairment loss in relation to the costs capitalized in any period.

    Contract Balances

    The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $2.3 million and $2.8 million at January 1, 2021 and 2020, respectively, were transferred to accounts receivable during the years ended December 31, 2021 and 2020 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $2.3 million was recorded as of December 31, 2021 and 2020, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    Disaggregation of Revenue

    The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Dealer revenue	$222,000	$252,928	$317,965
OEM incentives revenue	8,676	16,833	16,569
Other revenue	1,022	8,917	512
Total revenues	$231,698	$278,678	$335,046

6.     Property and Equipment, net
    Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Computer equipment, software, and internally developed software	$77,237	$66,198
Furniture and fixtures	3,794	4,610
Leasehold improvements	15,664	15,727
	96,695	86,535
Less: Accumulated depreciation	(77,540)	(65,114)
Total property and equipment, net	$19,155	$21,421

    Included in the table above are property and equipment of $1.3 million and $0.9 million as of December 31, 2021 and 2020, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
    Total depreciation and amortization expense of property and equipment was $14.6 million, $18.1 million, and $18.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
    Amortization of internal use capitalized software development costs was $12.2 million, $13.1 million, and $12.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
7.     Intangible Assets
    Intangible assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	At December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$11,390	$(6,440)	$4,950
Customer relationships	1,300	(1,300)	—
Total	$12,690	$(7,740)	$4,950

	At December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$11,390	$(4,790)	$6,600
Customer relationships	2,800	(2,800)	—
Total	$14,190	$(7,590)	$6,600

    Amortization expense by asset type for the years ended December 31, 2021, 2020, and 2019 is shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Acquired technology and domain name	$1,650	$1,650	$1,654
Customer relationships	—	750	750
Total amortization	$1,650	$2,400	$2,404

    Expected amortization expense with respect to intangible assets at December 31, 2021 is as follows (in thousands):

Years ended December 31,
2022	$1,650
2023	1,650
2024	1,650
Total amortization expense	$4,950

8.     Credit Facility
The Company is party to a third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Credit Facility that, among other things, extended the expiration from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Credit Facility to make certain other revisions that did not alter the borrowing amounts, interest rates, or required ratios. In February 2021, the Company entered into a third amendment to the Credit Facility to extend the expiration date to April 19, 2021 that did not alter the borrowing amounts, interest rates, or required ratios. In April 2021, the Company entered into a fourth amendment to the Credit Facility to extend the maturity date to April 12, 2024 that did not alter the borrowing amounts, interest rates, or required ratios. The Credit Facility provided a $10.0 million subfacility for the issuance of letters of credit and contained an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
    Interest is due and payable quarterly in arrears for prime rate loans and on the earlier of the last day of each quarter or the end of an interest period, as defined in the Credit Facility, for LIBOR rate loans. The Company is also obligated to pay an unused revolving line facility fee of 0.0% to 0.15% per annum based on the Company’s adjusted quick ratio.

    The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends. At December 31, 2021 and 2020, the Company was in compliance with the Credit Facility’s financial covenants.

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

    At December 31, 2021 and 2020, the Company had no outstanding amounts under the Credit Facility. At December 31, 2021 and 2020, the amounts available were $32.6 million and $32.2 million, reduced for letters of credit issued and outstanding under the subfacility of $2.4 million and $2.8 million, respectively.

9.     Commitments and Contingencies
Reorganization and Executive Departures
In May 2020, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $8.3 million in the second quarter of 2020 in connection with the Restructuring Plan. Of the total, the Company recorded $0.6 million in cost of revenue, $5.3 million in sales and marketing, $1.6 million in technology and development and $0.8 million in general and administrative expenses within the Company’s consolidated statements of comprehensive income (loss) during the year ended December 31, 2020. Included in discontinued operations are restructuring costs of $0.2 million for the year ended December 31, 2020. The majority of the restructuring costs liability was paid during the year ended December 31, 2020 with the remaining accrual reversed in 2021 upon the expiration of the unexercised health benefits. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    The following table presents a roll forward of the restructuring costs liability for the years ended December 31, 2021 and 2020 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2019	28
Expense (Continuing and Discontinued Operations)	8,514
Cash Payments	(8,161)
Accrual at December 31, 2020	$381
Reversal of accrual	(381)
Accrual at December 31, 2021	$—

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary. The Company has not recorded an accrual related to this matter as of December 31, 2021 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the Board’s action on the Special Committee’s recommendation, which is described in greater details above, the stay on the Lee Derivative Litigation remains in effect, and we expect to move to dismiss the case if the plaintiff does not agree to do so voluntarily. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of December 31, 2021 as the Company does not believe a loss is probable or reasonably estimable.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Purchase Obligations
    At December 31, 2021, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$11,050	$7,785	$2,963	$302	$—
    Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2021. Purchase obligations exclude agreements that are cancellable without penalty.

10.     Stockholders’ Equity
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the year ended December 31, 2021 and 2020, the Company repurchased and retired a total of 6.1 million and 9.3 million shares under the Program for $32.3 million and $42.2 million respectively. As of December 31, 2021, the Company had a remaining authorization of $75.5 million for future share repurchases.

Warrant Issued to USAA
    In May 2014, the Company extended our affinity group marketing agreement with USAA, the largest affinity partner and a significant stockholder of the Company. As part of the agreement, on May 1, 2014, the Company issued to USAA a warrant to purchase 1,458,979 shares of the Company’s common stock, which will be exercisable in two tranches. The first tranche of 392,313 shares has an exercise price of $7.95 per share and the second tranche of 1,066,666 shares has an exercise price of $15.00 per share. The warrant becomes exercisable based on the achievement of performance milestones based on the level of vehicle sales of USAA members through the Company’s auto buying platforms. The warrant terminates on the earlier of (i) the eighth anniversary of the date of issuance, (ii) the first anniversary of the termination of the USAA car-buying program, or (iii) the date on which the Company no longer operates the USAA car-buying program. As a result of the termination of the USAA car-buying program on September 30, 2020, the warrant expired on September 30, 2021.

    For the years ended December 31, 2021, 2020, and 2019, there was no warrant expense recognized.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Reserve for Unissued Shares of Common Stock
    The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding warrants, plus shares granted and available for grant under the Company’s equity incentive plans.
    The number of shares of the Company’s common stock reserved for these purposes at December 31, 2021 is as follows:

Number of Shares
Outstanding stock options	6,078,180
Outstanding restricted stock units	7,536,114
Additional shares available for grant under the equity plans	18,391,638
Total	32,005,932

11.     Stock-based Awards
    The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s initial public offering in May 2014 (the “IPO”), the 2005 Plan and the 2008 Plan were terminated. Upon the IPO, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or (z) such other amount as determined by the Company’s Board of Directors. As of December 31, 2021, the total number of shares available for future issuance under the 2014 Plan was 16,551,638 shares. In accordance with the evergreen provision, effective January 1, 2022, an additional 4,810,662 shares of common stock were authorized to be issued under the 2014 Plan. Under the Inducement Plan, there were 1,840,000 shares of common stock reserved for the issuance of nonqualified stock options. In December 2015, in conjunction with the hiring of the Company’s then president and CEO, the Company granted a stock option to purchase 1,840,000 shares of the Company’s common stock under the Inducement Plan, which expired unexercised in 2021. As of December 31, 2021, the total number of shares available for future issuance under the Inducement Plan was 1,840,000 shares. In February 2022, the Inducement Plan was terminated.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Stock Options
    A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2020	10,009,282	$9.58	5.1
Granted	925,862	4.74
Exercised	(404,571)	3.44
Forfeited/expired	(4,452,393)	9.59
Outstanding at December 31, 2021	6,078,180	$9.24	6.2	$0.8
Vested and expected to vest at December 31, 2021	6,078,180	$9.24	6.2	$0.8
Exercisable at December 31, 2021	4,296,424	$11.23	5.2	$0.3

(1)The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $3.40 on December 31, 2021 over the exercise price of in-the-money stock option awards.
    At December 31, 2021, total remaining stock-based compensation expense for unvested option awards was $4.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
    The weighted-average grant-date fair value per share of options granted for the years ended December 31, 2021, 2020, and 2019 was $2.78, $1.88, and $3.97, respectively. The Company recorded stock-based compensation expense for stock option awards of $3.7 million, $5.5 million, and $13.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
    The total intrinsic value of options exercised in 2021, 2020, and 2019 was $0.7 million, $0.1 million, and $0.5 million, respectively.
Restricted Stock Units
    A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2020	6,918,474	$4.63
Granted	6,173,367	4.64
Vested	(3,397,105)	4.74
Forfeited	(2,158,622)	4.57
Non-vested — December 31, 2021	7,536,114	$4.60
The total fair market value of RSUs that vested for the years ended December 31, 2021, 2020, and 2019 was $15.8 million, $11.6 million, and $16.0 million, respectively.
    The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2021, 2020, and 2019 was $4.64, $3.08, and $6.36, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recorded $16.7 million, $17.6 million, and $23.2 million in compensation expense, respectively. At December 31, 2021, total remaining stock-based compensation expense for non-vested RSUs is $29.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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
    The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.95%	0.52%	2.32%
Expected term (years)	6.05	6.02	6.07
Expected volatility	65%	65%	60%
Dividend yield	—	—	—

    The Company recorded stock-based compensation cost relating to stock options and RSUs in the following categories on the accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$227	$556	$1,284
Sales and marketing	6,958	8,258	12,971
Technology and development	4,489	4,966	8,095
General and administrative	8,721	9,297	14,112
Total stock-based compensation expense	20,395	23,077	36,462
Amount capitalized to internal-use software	1,296	1,322	1,670
Total stock-based compensation cost	$21,691	$24,399	$38,132
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
12.     Income Taxes
    The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(119)	$—	$—
State	262	88	15
Total current provision	143	88	15
Deferred:
Federal	43	(60)	(1,118)
State	20	(34)	(218)
Total deferred provision (benefit)	63	(94)	(1,336)
Total income tax provision (benefit)	$206	$(6)	$(1,321)

The 2021 income tax expense of $0.2 million primarily reflects state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

    The 2020 income tax benefit of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

    The 2019 income tax benefit of $1.3 million primarily reflects the required allocation of income taxes between continuing operations and discontinued operations as prescribed by ASC 740. While the tax effect of income (loss) before income taxes generally should be computed without regard to the tax effects of income (loss) before income taxes from the other categories, an exception applies when there is a pre-tax loss from continuing operations and pre-tax income from those other categories. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

    The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax benefit based on the federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4	35.7	(2.1)
Nondeductible expenses	3.2	(3.2)	(3.1)
Change in valuation allowance	2.4	(49.9)	(3.1)
Stock-based compensation	(8.6)	(23.2)	(10.5)
Research and development tax credits	(20.1)	25.1	—
Uncertain tax positions	(2.8)	—	—
Goodwill impairment	—	(5.5)	—
Overall effective income tax rate	(0.5)%	—%	2.2%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$77,634	$70,828
Stock-based compensation	6,550	9,406
Accrued expenses	914	1,861
Research and development tax credits	6,405	13,421
Operating leases liabilities	7,662	9,026
Intangible assets and goodwill	1,205	1,405
Other	1,176	3
Gross deferred tax assets	101,546	105,950
Valuation allowance	(94,117)	(95,042)
Net deferred tax assets	7,429	10,908
Deferred tax liabilities:
Property, equipment and software	(1,363)	(1,934)
Capitalized commissions	(427)	(578)
§481(a) Adjustment - ASC 606	—	(186)
Operating lease assets	(5,742)	(7,097)
Contingent consideration from divestiture	—	(1,153)
Gross deferred tax liabilities	(7,532)	(10,948)
Total net deferred tax liabilities	$(103)	$(40)

The net deferred tax liability at December 31, 2021 and 2020 relates to amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Accordingly, the net deferred tax liability does not reduce the need for a valuation allowance related to the Company’s net deferred tax assets.

At December 31, 2021, the Company had federal and state net operating loss carryforwards of $301.4 million and $236.0 million, respectively. Of the Company’s federal net operating loss carryforwards, $248.2 million will begin to expire in 2034 and $53.2 million does not expire. The Company’s state net operating loss carryforwards will begin to expire in 2022. At December 31, 2021, the Company had federal and state research and development tax credit carryforwards of approximately $13.4 million and $11.0 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2028. The state tax credit carryforwards can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended (the “IRC”), imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million as of December 31, 2020 and was fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact. Additionally, with the finalization of the 2011 - 2020 research and development tax credit study in 2021, the Company anticipates that certain of the federal research and development credit carryforwards may expire unused. The Section 383 limitation resulted in a reduction of deferred tax assets of $12.3 million as of December 31, 2021 and was fully offset by a corresponding decrease in valuation allowance, with no net tax provision impact.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2021, a valuation allowance of $94.1 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

    The change in the valuation allowance for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Valuation allowance, at beginning of year	$95,042	$111,193	$109,625
Decrease in valuation allowance - operating lease impact	—	—	(915)
Valuation allowance, at beginning of year, as adjusted	$95,042	$111,193	$108,710
Increase in valuation allowance	—	—	2,483
Decrease in valuation allowance	(925)	(16,151)	—
Valuation allowance, at end of year	$94,117	$95,042	$111,193
    The $0.9 million decrease in valuation allowance is primarily related to the reduction of deferred tax assets for federal research and development tax credits and tax impacts of stock based compensation, offset by the increase in deferred tax assets for net operating losses and the impairment charge to the Company’s equity investment in Accu-Trade.

    The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefit, beginning of year	$7,640	$(3)	$(3)
Increase (decrease) based on tax positions in prior period	(3,504)	1,447	—
Increase based on tax positions in current period	1,101	6,196	—
Unrecognized tax benefit, end of year	$5,237	$7,640	$(3)

The December 31, 2021, 2020, and 2019 balances include tax benefits of $3.3 million, $7.6 million, and less than $0.1 million, respectively, which if recognized, would be in the form of net operating loss or tax credit carryforwards and require a full valuation allowance based on present circumstances. These amounts are net of offsetting benefits from other tax jurisdictions.

The $3.5 million decrease in the prior period unrecognized tax benefit is primarily related to the reduction of research and development tax credits in accordance with Section 383. The $1.1 million increase in the current period unrecognized tax benefit is primarily related to bonus expense that does not qualify as a federal income tax deduction when accrued for financial reporting purposes. The Company expects the amount of unrecognized tax benefits to decrease by $1.1 million in the next 12 months as a result of proposed filing of application for a change in accounting method with the filing of the tax return.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2021, no interest and penalties related to uncertain tax positions have been accrued.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
common stock, which are comprised of stock options, restricted stock units and stock warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because the Company reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock is antidilutive for those periods.
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders during the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(38,329)	$76,544	$(54,890)
Loss from continuing operations	$(38,369)	$(19,839)	$(58,335)
Income from discontinuing operations, net of taxes	$40	$96,383	$3,445

Weighted-average common shares outstanding, basic and diluted	97,352	106,315	105,805
(Loss) income per share, basic and diluted
Continuing operations	$(0.39)	$(0.19)	$(0.55)
Discontinued operations	$—	$0.91	$0.03

    The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net (loss) income per share attributable to common stockholders at December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Options to purchase common stock	6,078	10,009	10,626
Common stock warrants	—	510	1,459
Unvested restricted stock units	7,536	6,918	5,891
Total shares excluded from net loss per share attributable to common stockholders	13,614	17,437	17,976

14.    Employee Benefit Plan
    The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.7 million, $1.7 million, and $2.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

At December 31, 2021 and December 31, 2020 the Company had no amounts due to or from USAA. The Company recognized net revenue of $9.3 million for the year ended December 31, 2020 related to the transition services fee. The Company

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
recorded sales and marketing expense of $1.9 million and $23.2 million for the years ended December 31, 2020 and 2019, respectively, related to service arrangements entered into with USAA.

    Transactions with Accu-Trade

    During the first quarter of 2019, the Company became a 20% owner of Accu-Trade and accounts for the investment using the equity method, as the Company has significant influence over the investee. The Company had amounts due to Accu-Trade at December 31, 2021 and 2020 of $1.1 million and $0.9 million, respectively. The Company recognized contra-revenue of $1.0 million, $1.2 million, and $1.2 million and cost of revenue of $5.4 million, $1.7 million, and $1.0 million, during the years ended December 31, 2021, 2020, and 2019, respectively, related to a software and data licensing agreement entered into with Accu-Trade.

16.    Subsequent Events
On February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. The terms of the transaction include initial cash consideration of $12.8 million which will be paid at closing and $3.2 million cash held in an escrow account. The $3.2 million cash held in escrow is releasable to the Company upon meeting certain criteria during a time window that is 75 calendar days after the transaction closes. Also upon close of the transaction, the current software and data license agreement with Accu-Trade will be terminated, and the Company will enter into a new software license agreement with the Accu-Trade business at no cost to the Company during the first year and cancellable by either party thereafter on 60 days’ notice. The transaction is expected to close in the first quarter of 2022.