Form 10-Q
period 2022-03-31
TrueCar, Inc.
filed 2022-05-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3807511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1401 Ocean Ave, Suite 300
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 6, 2022, 90,421,941 shares of the registrant’s common stock were outstanding.

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
•The termination of our partnership with USAA Federal Savings Bank has adversely affected our business and we may not be able to mitigate its negative financial effects.
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
•Our business is subject to risks related to the larger automotive ecosystem, including interest rates, inflation, consumer demand, global supply chain challenges (including relating to automotive semiconductors) and other macroeconomic issues.
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
•We rely on relationships with data providers and may experience interruptions in the data feeds they provide, which could adversely affect our current and future product offerings, including TrueCar+, to users and dealers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$234,782	$245,217
Accounts receivable, net of allowances of $2,513 and $3,099 at March 31, 2022 and December 31, 2021, respectively	15,108	16,710
Prepaid expenses	6,004	6,145
Other current assets	6,015	1,866
Total current assets	261,909	269,938
Property and equipment, net	18,880	19,155
Operating lease right-of-use assets	22,508	23,605
Goodwill	51,205	51,205
Intangible assets, net	4,538	4,950
Equity method investment	—	14,500
Other assets	4,316	4,317
Total assets	$363,356	$387,670
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $599 and $1,128 at March 31, 2022 and December 31, 2021, respectively)	$11,084	$11,364
Accrued employee expenses	3,010	5,187
Operating lease liabilities, current	5,381	5,253
Accrued expenses and other current liabilities	9,746	9,677
Total current liabilities	29,221	31,481
Deferred tax liabilities	119	103
Operating lease liabilities, net of current portion	24,789	26,300
Total liabilities	54,129	57,884
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 93,586,995 and 96,213,243 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	715,478	723,623
Accumulated deficit	(406,261)	(393,847)
Total stockholders’ equity	309,227	329,786
Total liabilities and stockholders’ equity	$363,356	$387,670

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$43,533	$65,105
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,946	5,458
Sales and marketing	27,081	40,099
Technology and development	10,255	11,193
General and administrative	11,724	12,678
Depreciation and amortization	3,660	4,312
Total costs and operating expenses	57,666	73,740
Loss from operations	(14,133)	(8,635)
Interest income	27	15
Other income	—	625
Gain (loss) from equity method investment	1,749	(329)
Loss before income taxes	(12,357)	(8,324)
Provision for income taxes	57	94
Net loss	$(12,414)	$(8,418)

Net loss per share, basic and diluted	$(0.13)	$(0.09)

Weighted average common shares outstanding, basic and diluted	95,924	98,581

Other comprehensive loss:
Comprehensive loss	$(12,414)	$(8,418)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227

	Three Months Ended March 31, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,414)	$(8,418)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,660	4,312
Deferred income taxes	16	17
Bad debt expense and other reserves	160	232
Stock-based compensation	3,498	6,385
Increase in the fair value of contingent consideration liability	—	31
Amortization of lease right-of-use assets	1,097	1,068
(Gain) loss from equity method investment	(1,749)	329
Other noncash expense	315	125
Changes in operating assets and liabilities:
Accounts receivable	1,442	4,383
Prepaid expenses and other assets	(149)	2,205
Accounts payable	(249)	717
Accrued employee expenses	(1,529)	(1,745)
Operating lease liabilities	(1,383)	(1,253)
Accrued expenses and other current liabilities	(180)	(2,607)
Other liabilities	—	(302)
Net cash (used in) provided by operating activities	(7,465)	5,479
Cash flows from investing activities
Purchase of property and equipment	(3,379)	(2,816)
Cash from sale of equity method investment	12,800	—
Net cash provided by (used in) investing activities - continuing operations	9,421	(2,816)
Net cash provided by investing activities - discontinued operations	—	7,500
Net cash provided by investing activities	9,421	4,684
Cash flows from financing activities
Proceeds from exercise of common stock options	163	567
Taxes paid related to net share settlement of equity awards	(1,024)	(1,642)
Payments for the repurchase of common stock	(11,530)	(7,829)
Net cash used in financing activities	(12,391)	(8,904)
Net (decrease) increase in cash and cash equivalents	(10,435)	1,259
Cash and cash equivalents at beginning of period	245,217	273,314
Cash and cash equivalents at end of period	$234,782	$274,573

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$246	$347
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	588	585

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc. and DealerScience, LLC are collectively referred to as “TrueCar” or the “Company”; TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on February 24, 2022.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the recoverability and related impairment of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, right-of-use assets and operating lease liabilities, contingencies, the valuation and assumptions underlying stock-based compensation and other equity instruments, and valuation of derivatives. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its single reporting unit related to goodwill impairment, right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2022 through March 31, 2022, the Company’s chief operating decision maker (the “CODM”) was comprised of both the President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 12). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowances, at beginning of period	$3,099	$7,147
Charged as a reduction of revenue	790	1,279
Charged to bad debt expense in general and administrative expenses	160	232
Write-offs, net of recoveries	(1,536)	(2,509)
Allowances, at end of period	$2,513	$6,149

The Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.
3.    Discontinued Operations
On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in other current assets and other assets in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout and is reflected within investing activities of discontinued operations on the accompanying condensed consolidated statements of cash flows. No income or loss from discontinued operations was recognized in the first quarter of 2021 and 2022.
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

The Company recorded a derivative asset for the escrow payment upon the sale of the equity method investment in Accu-Trade in March 2022. Derivatives are measured at fair value based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of derivatives uses assumptions the Company believes a market participant would make. At March 31, 2022, the Company recorded a derivative asset of $2.9 million in the other current assets line item on the condensed consolidated balance sheets. The Company assesses the fair value estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of derivatives related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022, the Company recorded a gain of $1.7 million from changes in fair value of the derivative asset in the gain (loss) from equity method investment line item on the condensed consolidated statements of comprehensive loss. The Company determined the fair value of the derivative asset using the probability-adjusted discounted cash flow method. Because the settlement of the derivative asset is based on achievement of certain criteria during a 75 calendar days window after the sale, the significant unobservable inputs used in the fair value measurement of the derivative asset are the probabilities of meeting those criteria. The probabilities were estimated at 90% at March 31, 2022. Significant increases or decreases in the probabilities of meeting the criteria would result in a significantly higher or lower fair value measurement, respectively.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$223,344	$—	$—	$223,344	$234,763	$—	$—	$234,763
Derivative asset	$—	$—	$2,850	$2,850	$—	$—	$—	$—
Total assets	$223,344	$—	$2,850	$226,194	$234,763	$—	$—	$234,763

5.    Property and Equipment, net
Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment, software, and internally developed software	$80,052	$77,237
Furniture and fixtures	3,211	3,794
Leasehold improvements	12,609	15,664
	95,872	96,695
Less: Accumulated depreciation	(76,992)	(77,540)
Total property and equipment, net	$18,880	$19,155
Included in the table above are property and equipment of $1.2 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.2 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization of internal use capitalized software development costs was $2.8 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.

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
The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends. At March 31, 2022 and December 31, 2021, the Company was in compliance with the Credit Facility’s financial covenants.
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
At March 31, 2022, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million.

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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against the Company in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). The complaint, as amended, sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with the Company’s secondary offering that occurred during the class period. The amended complaint named the Company certain of its then-current and former officers and directors as defendants. On May 26, 2020, the case was dismissed pursuant to a settlement. As a result, the Milbeck Federal Securities Litigation has been resolved.
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary. The Company has not recorded an accrual related to this matter as of March 31, 2022 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the Board’s action on the Special Committee’s recommendation, which is described above, the stay on the Lee Derivative Litigation remains in effect, and we expect to move to dismiss the case if the plaintiff does not agree to do so voluntarily. The Company believes that the complaint is without merit, and should the litigation proceed, the Company intends to vigorously defend itself in this matter. The Company has not recorded an accrual related to this matter as of March 31, 2022 as the Company does not believe a loss is probable or reasonably estimable.
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

8.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2021	6,078,180	$9.24	6.2
Granted	—	—
Exercised	(60,985)	2.68
Forfeited/expired	(297,208)	7.30
Outstanding at March 31, 2022	5,719,987	$9.41	5.6
At March 31, 2022, total remaining stock-based compensation expense for unvested stock option awards was $3.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense for stock option awards of $0.4 million and $1.6 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2021	7,536,114	$4.60
Granted	5,286,739	4.24
Vested	(704,409)	4.66
Forfeited	(628,698)	4.91
Non-vested — March 31, 2022	11,489,746	$4.41
At March 31, 2022, total remaining stock-based compensation expense for non-vested restricted stock units was $45.9 million, which is expected to be recognized over a weighted-average period of 3.1 years. For the three months ended March 31, 2022 and 2021, the Company recorded $3.1 million and $4.8 million in stock-based compensation expense for restricted stock units, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$37	$71
Sales and marketing	1,175	2,959
Technology and development	900	1,188
General and administrative	1,386	2,167
Total stock-based compensation expense	3,498	6,385
Amount capitalized to internal software use	246	347
Total stock-based compensation cost	$3,744	$6,732

9.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company recorded income tax expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company’s provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2022. In the fourth quarter of 2021, there was a $1.1 million increase in unrecognized tax benefit primarily related to bonus expense that does not qualify as a federal income tax deduction when accrued for financial reporting purposes. The Company expects the amount of unrecognized tax benefits to decrease by $1.1 million during the fiscal year as a result of proposed filing of application for a change in accounting method with the filing of the tax return.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

10.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(12,414)	$(8,418)

Weighted average common shares outstanding, basic and diluted	95,924	98,581
Net loss per share, basic and diluted	$(0.13)	$(0.09)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Options to purchase common stock	5,720	9,855
Common stock warrants	—	510
Non-vested restricted stock unit awards	11,490	7,225
Total shares excluded from net loss per share	17,210	17,590
Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the three months ended March 31, 2022 the Company repurchased and retired a total of 3.1 million shares under the Program for $11.0 million. As of March 31, 2022, the Company had a remaining authorization of $64.5 million for future share repurchases.
11.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and $0.3 million and cost of revenue of $1.1 million and $1.2 million for the two months ended March 1, 2022 and the three months ended March 31, 2021, respectively, related to a software and data licensing agreement that was terminated as part of the sale. The Company had amounts due to Accu-Trade included in accounts payable at March 31, 2022 and December 31, 2021 of $0.6 million and $1.1 million, respectively.

12.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Dealer revenue	$42,286	$62,057
OEM incentives revenue	1,028	2,797
Other revenue	219	251
Total revenues	$43,533	$65,105
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2021 were transferred to accounts receivable during the three months ended March 31, 2022 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.8 million and $0.9 million was recorded as of March 31, 2022 and December 31, 2021, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended March 31, 2022, we generated revenues of $43.5 million and recorded a net loss of $12.4 million. During the three months ended March 31, 2021, we generated revenues of $65.1 million and recorded a net loss of $8.4 million.

COVID-19 Pandemic and Global Automotive Semiconductor Chip Shortage
Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we expect to experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. The inventory shortage along with strong consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause on our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19 and the global automotive semiconductor chip shortage.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2022	2021
Average Monthly Unique Visitors	7,265,369	9,175,703
Units (1)	91,600	165,858
Monetization	$473	$391
Franchise Dealer Count	8,299	10,446
Independent Dealer Count	4,106	3,702

(1)We issued full credits of the amount originally invoiced with respect to 2,382 and 4,609 units during the three months ended March 31, 2022 and 2021, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 20.8% to approximately 7.3 million in the three months ended March 31, 2022 from approximately 9.2 million in the same period of 2021. The decrease was due to our lower marketing spend deployed as a result of constrained dealer inventory during the three months ended March 31, 2022.
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
The number of units decreased 44.8% to 91,600 units in the three months ended March 31, 2022 from 165,858 units in the three months ended March 31, 2021. The unit decrease for the three months ended March 31, 2022 was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $473 for three months ended March 31, 2022 as compared to $391 for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was primarily due to a higher unit mix shift to used cars that provide higher monetization than new cars and a higher monetization associated with franchise and independent dealer subscription arrangements as subscription revenue tend to lag a downturn in units. We expect our monetization to be affected in the future by changes in our pricing structure, unit volume, and the unit mix between new and used cars.
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
Our franchise dealer count was 8,299 at March 31, 2022, a decrease from 10,446 at March 31, 2021, and a decrease from 8,482 at December 31, 2021. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of automobile inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to continue to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,106 at March 31, 2022, an increase from 3,702 at March 31, 2021, and a slight increase from 4,013 at December 31, 2021. We expect our independent dealer count to be impacted by new car shortages that increase demand for used cars, but which have also resulted in inventory constraints in the used car market.

Non-GAAP Financial Measure
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain (loss) from equity method investment, changes in the fair value of contingent consideration, other income, lease exit costs, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect the lease exit costs associated with subleasing;
•Adjusted EBITDA does not consider the dilutive impact of shares issued or to be issued in connection with stock-based compensation; and
•other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(12,414)	$(8,418)

Non-GAAP adjustments:
Interest income	(27)	(15)
Depreciation and amortization	3,660	4,312
Stock-based compensation	3,498	6,385
(Gain) loss from equity method investment (1)	(1,749)	329
Change in fair value of contingent consideration	—	31
Other income (2)	—	(625)
Lease exit costs (3)	669	—
Provision for income taxes	57	94
Adjusted EBITDA	$(6,306)	$2,093

(1)The excluded amounts include a $1.7 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade in the first quarter of 2022.
(2)Other income primarily consists of fees earned associated with the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
(3)Represents lease exit costs associated with certain of our existing office location. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2022 and December 31, 2021, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the three months ended March 31, 2022 and 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$43,533	$65,105
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,946	5,458
Sales and marketing	27,081	40,099
Technology and development	10,255	11,193
General and administrative	11,724	12,678
Depreciation and amortization	3,660	4,312
Total costs and operating expenses	57,666	73,740
Loss from operations	(14,133)	(8,635)
Interest income	27	15
Other income	—	625
Gain (loss) from equity method investment	1,749	(329)
Loss before income taxes	(12,357)	(8,324)
Provision for income taxes	57	94
Net loss	$(12,414)	$(8,418)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(6,306)	$2,093

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Dealer revenue	$42,286	$62,057
OEM incentives revenue	1,028	2,797
Other revenue	219	251
Total revenues	$43,533	$65,105
Three months ended March 31, 2022 compared to three months ended March 31, 2021. The decrease in our total revenues of $21.6 million, or 33.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was mainly due to pressure on our close rates brought on by high vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and Other revenue comprised 97.1%, 2.4%, and 0.5%, respectively, of revenues for the three months ended March 31, 2022 as compared to 95.3%, 4.3%, and 0.4%, respectively, for the same period in 2021. The decrease of $19.8 million in dealer revenue for the three months ended March 31, 2022 was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $1.8 million in OEM incentives revenue for the three months ended March 31, 2022 was driven by lower vehicle incentive volumes and by certain OEMs pausing their programs as a result of low inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the three months ended March 31, 2022. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage, which may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause their incentive programs.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2022	2021
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$4,946	$5,458
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	11.4%	8.4%
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Cost of revenue decreased $0.5 million, or 9.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a $0.4 million decrease in data and licensing expenses.

Sales and Marketing Expenses

	Three Months Ended March 31,

	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$27,081	$40,099
Sales and marketing expenses as a percentage of revenues	62.2%	61.6%
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Sales and marketing expenses decreased $13.0 million, or 32.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease primarily reflects a $8.9 million decrease in our branded media spend, a $2.7 million decrease in employee-related expenses associated with reduced headcount, and a $1.2 million decrease in revenue share paid to our affinity marketing partners. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages that will impact our branded media spend and revenue share that we pay to our affinity marketing partners. Additionally, we expect to incur incremental branded media expenses to support the rollout of our TrueCar+ initiatives.
Technology and Development Expenses

	Three Months Ended March 31,

	2022	2021
	(dollars in thousands)
Technology and development expenses	$10,255	$11,193
Technology and development expenses as a percentage of revenues	23.6%	17.2%
Capitalized software costs	$2,860	$2,946
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Technology and development expenses decreased $0.9 million, or 8.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease primarily reflects a $0.9 million decrease in employee-related expenses associated with reduced headcount. Capitalized software costs were relatively flat. We expect technology and development expenses to continue to be affected by variations in headcount.
General and Administrative Expenses

	Three Months Ended March 31,

	2022	2021
	(dollars in thousands)
General and administrative expenses	$11,724	$12,678
General and administrative expenses as a percentage of revenues	26.9%	19.5%
Three months ended March 31, 2022 compared to three months ended March 31, 2021. General and administrative expenses decreased $1.0 million, or 7.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease primarily reflects a $1.1 million decrease in employee-related expenses associated with reduction in stock-based compensation expenses, and a $0.5 million decrease in other professional services. The decreases were partially offset by a $0.7 million increase in lease exit costs.

Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Depreciation and amortization expenses	$3,660	$4,312
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Depreciation and amortization expenses decreased $0.7 million, or 15.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Other Income
For the three months ended March 31, 2021, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
Gain (Loss) from Equity Method Investment

	Three Months Ended March 31,

	2022	2021

Gain (loss) from equity method investment	$1,749	$(329)

For the three months ended March 31, 2022, we recognized a gain of $1.7 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade. No gain or loss was recognized at the time of the sale as the fair value of the sales proceeds received including the initial fair value of the derivative asset was equal to the then carrying value of the investment.
Provision for Income Taxes

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Provision for income taxes	$57	$94
For the three months ended March 31, 2022 and 2021, our provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $234.8 million.
We have incurred cumulative losses of $406.3 million from our operations through March 31, 2022, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the COVID-19 pandemic and inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at March 31, 2022. The amount available under the amended credit facility at March 31, 2022 was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million. See Note 6 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the three months ended March 31, 2022 the Company repurchased and retired a total of 3.1 million shares under the Program for $11.0 million. As of March 31, 2022, the Company had a remaining authorization of $64.5 million for future share repurchases.

Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Three Months Ended March 31,
	2022	2021
Consolidated Cash Flow Data:	(in thousands)
Net cash (used in) provided by operating activities	$(7,465)	$5,479
Net cash provided by (used in) investing activities	9,421	(2,816)
Net cash used in financing activities	(12,391)	(8,904)
Net cash used in continuing operations	(10,435)	(6,241)
Net cash provided by discontinued operations	—	7,500
Net (decrease) increase in cash and cash equivalents	$(10,435)	$1,259
Operating Activities of Continuing Operations
Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash provided by or used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the three months ended March 31, 2022 was $7.5 million. This was primarily due to our net loss of $12.4 million, adjusted for non-cash items, including depreciation and amortization expense of $3.7 million, stock-based compensation expense of $3.5 million, amortization of lease right-of-use assets of $1.1 million, and gain from equity method investment of $1.7 million. Net cash used in operations also reflected a decrease of $2.0 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $1.5 million, and a decrease in operating lease liabilities of $1.4 million. These decreases were offset by a decrease in accounts receivable of $1.4 million primarily due to a reduction in revenue.
Cash provided by operating activities for the three months ended March 31, 2021 was $5.5 million. This was primarily due to our net loss of $8.4 million, adjusted for non-cash items, including stock-based compensation expense of $6.4 million, depreciation and amortization expense of $4.3 million, amortization of lease right-of-use assets of $1.1 million, bad debt expense of $0.2 million, and loss from equity method investment of $0.3 million. Net cash provided by operations also reflected an increase of $1.4 million from changes in operating assets and liabilities, which primarily reflected a decrease in accounts receivable of $4.4 million primarily due to improved collections efforts, a decrease in prepaid expenses and other assets of $2.2 million primarily due to the timing of payments of certain insurance premiums, and an increase in accounts payable of $0.7 million. These increases were offset by a decrease in accrued employee expenses of $1.7 million, a decrease in operating lease liabilities of $1.3 million, and a decrease in accrued expenses and other current liabilities of $2.6 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers.
Investing Activities of Continuing Operations
Our investing activities consist primarily of capital expenditures for capitalized software development costs and property and equipment.
Cash provided by investing activities of $9.4 million for the three months ended March 31, 2022 consisted of $12.8 million received from the sale of our equity method investment in Accu-Trade that was offset by $3.4 million investments in software and computer hardware.
Cash used in investing activities of $2.8 million for the three months ended March 31, 2021 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $12.4 million for the three months ended March 31, 2022 represented payments of $11.5 million for the repurchase of shares of our common stock under our open market stock repurchase program and taxes paid of $1.0 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.2 million from the exercise of employee stock options.
Cash used in financing activities of $8.9 million for the three months ended March 31, 2021 represented payments of $7.8 million for the repurchase of our shares of our common stock under our open market stock repurchase program and taxes paid of $1.6 million for the net share settlement of certain equity awards. These decreases were offset by an increase due to cash received of $0.6 million for the exercise of employee stock options.
Net Cash Provided by Discontinued Operations
Net cash provided by discontinued operations for the three months ended March 31, 2021 consisted of $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020.

Contractual Obligations and Known Future Cash Requirements
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements can be found in Note 3 and Note 9 in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022. There have been no material changes in our contractual obligations and known future cash requirements since December 31, 2021.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 in our Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Since December 31, 2021, there have been no material changes in our accounting policies that are impacted by judgements, assumptions and estimates.
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
Interest Rate Risk
We had cash and cash equivalents of $234.8 million at March 31, 2022, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 6 to the condensed consolidated financial statements herein. As of March 31, 2022, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including: a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ advertising spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business,” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
Decreases in the quality or quantity of the leads we provide to dealers adversely affect our business and revenue by, among other things, decreasing our unit volume and causing some dealers on our network to lose faith in our value proposition and choose to leave our network or insist on lower subscription rates.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. When our lead quality or quantity declines, for example, in response to macroeconomic factors such as interest rates, inventory shortages or inflation, our unit volume declines, which results in lower revenues from pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which makes it more likely that they choose to leave our network or insist on lower subscription rates.

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
For example, we currently offer an Access package containing our Payments and Trade solutions to our dealers. We began providing the Trade solution in 2019 pursuant to a 10-year commercial agreement with Accu-Trade. In March 2022, our original agreement was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. and the related redemption of our 20% ownership interest in Accu-Trade. Accu-Trade, as a subsidiary of Cars.com, supplies the valuation data we use in providing offers and guarantees those offers to dealers. Accu-Trade’s services are provided at no cost to the us during the first year of the agreement and the agreement is cancellable by either party thereafter on 60 days’ notice. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the TrueCar+ offering of which we expect it to be a critical part and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to do so again in the future. We cannot assure you that our current agreement with Accu-Trade will remain in place following its initial one-year term, and if the agreement is terminated and we are unable to find a comparable alternative source of valuation data, our business could be adversely affected.
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
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, particularly in connection with the spread of new variants and subvariants of the coronavirus such as the Delta and Omicron variants and the BA.2 Omicron subvariant, we have experienced continued uncertainty surrounding both governmental restrictions and changes in dealer and consumer behavior that has had and may continue to have negative financial and operational impacts on our business.
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
Additionally, in the first quarter of 2020, we transitioned all of our employees to mandatory work-from-home status to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities. Although we have not yet finalized our post-pandemic dynamic workplace policy, we may reopen certain physical office locations to certain employees when it is safe to do so and local requirements and our ability to meet office space needs allow. If we have employees who opt, or are required, to return to the office, they may nevertheless be exposed to health risks, which could expose us to potential liability. Further, the transition from current work-from-home conditions for all employees to a policy that permits or requires some employees to return to the office could disrupt our business and have negative effects on our attrition, morale and productivity.
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations. For example, if consumers become accustomed to contactless purchases and we are not able to successfully rollout our TrueCar+ experience, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
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
First, as described elsewhere in this “Risk Factors” section, we work to develop, introduce and improve, new products for dealers, including our TrueCar+ offering, to increase revenue and drive dealer adoption of our offerings.

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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Since the beginning of 2020, we have experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. As noted earlier in this “Risk Factors” section, many of our dealers canceled or suspended their participation in our network as a result of the coronavirus pandemic and the termination of our affinity partnership with USAA led to the loss of additional dealers from our network. If we experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
As discussed in more detail under the risk factor “If we suffer a significant interruption in our access to third-party data, we may be unable to maintain key aspects of our user experience, including the TrueCar Curve and certain elements of our TrueCar Deal Builder’s functionality, and our business and operating results would be harmed,” we depend on data provided by our dealers to populate our TrueCar Curve, a graphical distribution of what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide the TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.
Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that would diminish our organic search traffic and therefore our number of monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”
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
Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. Similarly, a change in gasoline prices, such as the increases in gasoline prices following Russia’s invasion of Ukraine in February 2022 and the implementation of sanctions against Russia by Western and other governments, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network.
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those that have been implemented to date in 2022 and those additional increases currently forecast to occur in 2022, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs or the Japanese tsunami in 2011 and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the three months ended March 31, 2022, we derived approximately 2.4% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the three months ended March 31, 2021, the corresponding figure was approximately 4.3%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 that have persisted in 2022 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels.

Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2022, our franchise dealer count was 8,299.
TrueCar Certified Dealers have no contractual obligation to maintain their relationship with us. Accordingly, these dealers may leave our network at any time or may develop or use other products or services in lieu of ours. Further, while we believe that our service provides a lower cost, accountable customer acquisition channel, dealers may have difficulty rationalizing their marketing spend across TrueCar and other channels, which may dilute our dealer value proposition. If we are unable to create and maintain a compelling value proposition for dealers to become and remain TrueCar Certified Dealers, our dealer network may fail to grow and the number of dealers in our network could decline.
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
We have experienced management turnover such as this in the past. For example, in 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in 2020, after nine months of service in an interim capacity, our board of directors appointed Michael Darrow as our chief executive officer. Also in 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. In 2021, we hired a new chief financial officer and a new senior vice president, head of product, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer, and in 2022, we hired a new chief people officer. As a result of this turnover and open positions, our remaining management team took on increased responsibilities.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units (including restricted stock units that contain performance-based criteria). Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although we have since been able to reverse these temporary measures, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced recently, including the termination of the USAA partnership, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles.
In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks and other fundamental changes in the automotive industry and transportation technology and infrastructure could have a substantial impact on consumer demand for the purchase or lease of automobiles. Moreover, if a broader nationwide shift toward work-from-home arrangements persists in the long term as a result of changes implemented in response to the coronavirus pandemic, consumer demand for cars could decrease. If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.
Additionally, we are not currently able to monetize a transaction in which a manufacturer sells a new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states, for example. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers are also promoting “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.
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
We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to our consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.
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
We allow some of our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that allowing our users to select their methods of communication is beneficial to both consumers and dealers, but we cannot assure you that they will agree. To the extent that dealers perceive text-

message connections to be less valuable, for example because dealers believe that they are able to sell fewer cars to our users when using it, our business and results of operations could be negatively affected.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $136.5 million and $151.9 million on sales and marketing during the years ended 2021 and 2020, respectively.
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
Additionally, when we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues is adversely affected. Further, the industry-wide vehicle inventory shortages that began in 2021 and have continued in 2022 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on the 2021 inventory shortage, see the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending.”
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
We regularly expend resources on the preservation and refreshment of our branding. For example, in 2020, shortly before the onset of the coronavirus pandemic, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity and we plan to engage in additional branding campaigns in connection with the rollout of our TrueCar+ offering. We cannot guarantee that any given investment in our branding will improve our brand recognition or otherwise result in benefits that outweigh its costs. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
•online automobile retailers such as Carvana, Vroom. CarMax (and its subsidiary Edmunds) and Shift Technologies;
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
Also in August 2016, we met with investigators from the California Department of Motor Vehicles, or the California DMV, regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California, which we refer to as the Unlicensed Auction Allegation. We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. Later that year, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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

In March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who are not on the TrueCar platform in the U.S. District Court for the Southern District of New York. The complaint sought injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. In July 2019, the court granted our motion for summary judgment as to the plaintiffs’ Lanham Act claim and, in light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over their state-law claims and therefore dismissed them without prejudice.
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
Other
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or otherwise unlawful business practices by us or our TrueCar Certified Dealers, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability. Finally, the evolution of our business, in particular in connection with the development and implementation of our TrueCar+ offering, could implicate additional regulatory frameworks with which we have not had prior experience. For example, regulators could take the position that our permitting consumers to use our technology solutions and interactive platform to arrange with our dealers for transportation of vehicles they purchase from those dealers implicates regulations enforced by the Federal Motor Carrier Safety Administration. Further, some states have enacted laws which prohibit the sale of certain items, including cars, on specific days of the week. If a state were to conclude that the use of certain planned features of our TrueCar+ offering, such as the ability for a user to reserve a car and pay the purchase price online, on days affected by such laws would result in a violation of such laws, the ability of users to access these features could be diminished and the value of our TrueCar+ offering may be adversely affected. If any additional regulatory frameworks are finally determined to apply to our business, or if we are found for any reason not to comply with any applicable regulations, our business could be negatively impacted.
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

Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action against us in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. The complaint, as amended, sought an award of unspecified damages, interest, attorney’s fees and equitable relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the defendants made actionable misstatements in violation of Section 11 of the Securities Act in connection with its secondary offering that occurred during the class period. The amended complaint named us, certain of our then-current and former officers and directors as defendants. On May 26, 2020, the case was dismissed pursuant to a settlement. As a result, the Milbeck Federal Securities Litigation is resolved, and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisition of DealerScience in 2018, our investment in Accu-Trade in 2019 and divestment thereof in 2022 and our divestirure of our ALG subsidiary in 2020.
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
Our platform must integrate with a variety of web browsers and operating systems, both on desktop computers and mobile devices, that are developed by others, and our business is dependent on our ability to maintain our platform’s functionality and deliver a compelling user experience across those browsers and operating systems.
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
If we are unable to respond in a timely and cost-effective manner to the rapid technological developments in the network, hardware and software programs that consumers use to interact with us and our dealers and partners, or otherwise to provide a compelling user experience across each of the devices and browsers that consumers prefer to use, our platform could become obsolete or otherwise attract fewer users, which could adversely impact our revenues, business and operating results.
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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act was preempted by federal law and subsequent challenges were raised by telecom and other industry groups. The State of California initially agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges, though the challenges to the law were struck down by U.S. District Court for the Eastern District of California in February 2021 and the U.S. Court of Appeals for the Ninth Circuit upheld the lower court’s ruling in January 2022. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. On October 27, 2020, the FCC, on remand, readopted its previous order. This FCC action could be subject to further court challenges, and following the recent federal election, could be subject to repeal by a newly-constituted FCC, and on July 9, 2021, President Biden signed an executive order calling on the FTC to do so. On April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. As a result, considerable uncertainty currently complicates this area of the law. We cannot predict the final outcome of the legal challenges to the FCC’s action and the California Net Neutrality Act or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our revenue grew from $38.1 million in 2010 to $278.7 million in 2021. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 to $278.7 million and by a further 16.9% in 2021 to $231.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
•successfully develop and rollout our TrueCar+ offering;
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
We have not been profitable since inception. We had an accumulated deficit of $406.3 million at March 31, 2022. During the three months ended March 31, 2022, we had a net loss of $12.4 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
At March 31, 2022, we had goodwill and intangible assets of $51.2 million and $4.5 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations.
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
Further, we review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. For example, on February 2, 2022, we entered into a redemption agreement with Accu-Trade to redeem our 20% ownership interest in Accu-Trade. The terms of the transaction provided for initial cash consideration of $12.8 million to be paid at the closing of the transaction and $3.2 million cash to be held in an escrow account. As a result of the events and circumstances leading up to our entry into the redemption agreement with Accu-Trade, we concluded that the carrying value of our investment in Accu-Trade was greater than its fair value. Accordingly, during the year ended December 31, 2021, we recognized an impairment charge of $4.1 million. Further, if any other equity-method investment that we make in the future, is not recoverable, we may be required to record an impairment charge, which could materially and adversely affect our results of operations.
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

In the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing a $5 million cap on the use of tax credits effective for tax years 2020 through 2022. Legislation enacted by California in the first quarter of 2022 restored net operating loss deductions and removed the limit on tax credits for the 2022 tax year. For the impacted tax years, including 2020, during which we recognized net taxable income in California due to the Divestiture, California taxes that otherwise could have been offset by California net operating losses, which are limited to a 20-year carryforward period, will instead need to be offset by our California research and development credits, which do not expire (i.e., can be carried forward indefinitely), up to the $5 million annual cap. As a result, our tax assets may be or have been diminished. Further, potential revisions to federal corporate tax law are currently under discussion in Congress. We continue to monitor and evaluate the impact of these and other changes in applicable tax law.

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
 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the three months ended March 31, 2022, the trading price of our common stock fluctuated from a low of $3.00 per share to a high of $4.085 per share. For the fiscal year ended December 31, 2021, the trading price of our common stock fluctuated from a low of $3.08 per share to a high of $6.25 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of March 31, 2022, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 67% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At March 31, 2022, approximately 93.6 million shares of our common stock were outstanding. In addition, as of March 31, 2022, there were 5.7 million shares underlying options and 11.5 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.0 million shares (including vested options) as of March 31, 2022 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the three months ended December 31, 2021 before resuming the program in the first quarter of 2022. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 — March 31, 2022	3,107,370	$3.53	3,107,370	$64,473,337
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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

#    Indicates a compensatory plan.
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

TRUECAR, INC.

Date:	May 10, 2022	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer
(Principal Financial Officer)