Form 10-Q
period 2022-06-30
TrueCar, Inc.
filed 2022-08-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3807511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1401 Ocean Ave, Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 5, 2022, 90,626,136 shares of the registrant’s common stock were outstanding.

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
•our ability to effectively and timely integrate our operations with those of any business we acquire, including Digital Motors, and related factors, including the difficulties associated with such integration (such as the difficulties, challenges and costs associated with managing and integrating new facilities, assets and employees) and the achievement of the anticipated benefits of such integration;
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$199,681	$245,217
Accounts receivable, net of allowances of $1,605 and $3,099 at June 30, 2022 and December 31, 2021, respectively	14,566	16,710
Prepaid expenses	7,914	6,145
Other current assets	5,119	1,866
Total current assets	227,280	269,938
Property and equipment, net	18,775	19,155
Operating lease right-of-use assets	18,724	23,605
Goodwill	59,775	51,205
Intangible assets, net	16,356	4,950
Equity method investment	—	14,500
Other assets	4,252	4,317
Total assets	$345,162	$387,670
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,128 at December 31, 2021)	$10,248	$11,364
Accrued employee expenses	5,275	5,187
Operating lease liabilities, current	4,370	5,253
Accrued expenses and other current liabilities	11,697	9,677
Total current liabilities	31,590	31,481
Deferred tax liabilities	136	103
Operating lease liabilities, net of current portion	20,981	26,300
Other liabilities	4,394	—
Total liabilities	57,101	57,884
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 90,509,585 and 96,213,243 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	705,331	723,623
Accumulated deficit	(417,280)	(393,847)
Total stockholders’ equity	288,061	329,786
Total liabilities and stockholders’ equity	$345,162	$387,670

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$42,275	$65,766	$85,808	$130,871
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,817	5,746	8,763	11,204
Sales and marketing	26,324	37,476	53,405	77,575
Technology and development	11,380	10,780	21,635	21,973
General and administrative	10,937	13,853	22,661	26,531
Depreciation and amortization	3,785	4,591	7,445	8,903
Total costs and operating expenses	56,243	72,446	113,909	146,186
Loss from operations	(13,968)	(6,680)	(28,101)	(15,315)
Interest income	279	13	306	28
Other income	—	42	—	667
Gain (loss) from equity method investment	96	(357)	1,845	(686)
Loss before income taxes	(13,593)	(6,982)	(25,950)	(15,306)
Provision for (benefit from) income taxes	(2,574)	133	(2,517)	227
Loss from continuing operations	(11,019)	(7,115)	(23,433)	(15,533)
Loss from discontinued operations, net of taxes	—	(168)	—	(168)
Net loss	$(11,019)	$(7,283)	$(23,433)	$(15,701)

Net loss per share, basic and diluted
Continuing operations	$(0.12)	$(0.07)	$(0.25)	$(0.16)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	91,016	98,810	93,457	98,696

Other comprehensive loss:
Comprehensive loss	$(11,019)	$(7,283)	$(23,433)	$(15,701)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227
Net loss	—	—	—	(11,019)	(11,019)
Repurchase of common stock	(3,731,415)	—	(14,075)	—	(14,075)
Stock-based compensation	—	—	4,777	—	4,777
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	654,005	—	(849)	—	(849)
Balance at June 30, 2022	90,509,585	$10	$705,331	$(417,280)	$288,061

	Six Months Ended June 30, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192
Net loss	—	—	—	(7,283)	(7,283)
Repurchase of common stock	(2,088,784)	—	(11,556)	—	(11,556)
Stock-based compensation	—	—	5,507	—	5,507
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	1,034,680	—	(630)	—	(630)
Balance at June 30, 2021	97,613,457	$10	$729,439	$(371,219)	$358,230

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(23,433)	$(15,701)
Loss from discontinued operations, net of taxes	—	$(168)
Net loss from continuing operations	(23,433)	(15,533)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,445	8,903
Deferred income taxes	(2,524)	50
Bad debt expense and other reserves	178	468
Stock-based compensation	7,985	11,542
Increase in the fair value of contingent consideration liability	—	41
Amortization of lease right-of-use assets	2,156	2,142
(Gain) loss from equity method investment	(1,845)	686
Impairment of right-of-use assets and write-off and loss on disposal of finite-lived assets	—	1,666
Other noncash (gain) expense	(258)	219
Changes in operating assets and liabilities:
Accounts receivable	1,970	9,620
Prepaid expenses and other assets	(1,650)	(1,416)
Accounts payable	(1,153)	3,250
Accrued employee expenses	303	(1,171)
Operating lease liabilities	(2,877)	(2,551)
Accrued expenses and other current liabilities	153	(2,394)
Other liabilities	—	(366)
Net cash (used in) provided by operating activities - continuing operations	(13,550)	15,156
Net cash used in operating activities - discontinued operations	—	(168)
Net cash (used in) provided by operating activities	(13,550)	14,988
Cash flows from investing activities
Purchase of property and equipment	(5,880)	(5,410)
Cash from sale of equity method investment	12,800	—
Cash paid for acquisition, net of cash acquired	(12,093)	—
Net cash used in investing activities - continuing operations	(5,173)	(5,410)
Net cash provided by investing activities - discontinued operations	—	7,500
Net cash (used in) provided by investing activities	(5,173)	2,090
Cash flows from financing activities
Payment of contingent consideration liability	—	(2,214)
Proceeds from exercise of common stock options	179	1,344
Taxes paid related to net share settlement of equity awards	(1,889)	(3,049)
Payments for the repurchase of common stock	(25,103)	(19,400)
Net cash used in financing activities	(26,813)	(23,319)
Net decrease in cash and cash equivalents	(45,536)	(6,241)
Cash and cash equivalents at beginning of period	245,217	273,314
Cash and cash equivalents at end of period	$199,681	$267,073

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$536	$697
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	780	850
Changes in right-of-use assets for operating lease obligations	3,047	—
Changes in lease liabilities for operating lease obligations	3,636	—

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., DealerScience, LLC and Digital Motors Corporation are collectively referred to as “TrueCar” or the “Company”; TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” DealerScience, LLC is referred to as “DealerScience” and Digital Motors Corporation is referred to as “Digital Motors.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of TrueCar and its wholly owned subsidiaries. Business acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company’s purchase accounting results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. Equity investments through which the Company is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Divestitures are included in the Company’s consolidated statements through the date of disposition. All intercompany balances and transactions have been eliminated in consolidation.
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
Segments
The Company has one operating segment. From January 1, 2022 through June 30, 2022, the Company’s chief operating decision maker (the “CODM”) was comprised of both the President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowances, at beginning of period	$2,513	$6,149	$3,099	$7,147
Charged as a reduction of revenue	679	1,287	1,469	2,566
Charged to bad debt expense in general and administrative expenses	18	236	178	468
Write-offs, net of recoveries	(1,605)	(1,883)	(3,141)	(4,392)
Allowances, at end of period	$1,605	$5,789	$1,605	$5,789

The Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.
Goodwill
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount exceeds its fair value, an impairment loss is recognized. There was no impairment during the Company’s last annual test performed at December 31, 2021.

As a result of the continued economic disruption as well as a decline in the Company’s stock price and market capitalization, the Company concluded a triggering event had occurred as of June 30, 2022. The Company performed an interim quantitative impairment test, in which the Company estimated the fair value of its single reporting unit by utilizing a market approach, which is based on the market capitalization of the Company using its share price in the Nasdaq Global Select Market and an appropriate control premium. Determining the control premium requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including expected future cash flows, which were based on the synergies market participants could realize if they acquire the reporting unit, and the discount rate. Based on the results of the interim impairment test, the Company concluded that the fair value of its reporting unit was greater than the carrying value and that goodwill was not impaired as of June 30, 2022. While the Company believes it has made reasonable estimates and assumptions to estimate the control premium of its reporting unit, it is possible that a material change could occur. If actual results are not consistent with the Company’s estimates and assumptions, or if the Company’s share price decreases, the fair value of the Company’s reporting unit may decrease to below its carrying value, which could result in impairment of the Company’s goodwill.

3.     Business Combination

On May 31, 2022 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Digital Motors for $15.5 million in cash and up to $8.0 million of contingent cash consideration based on the occurrence of certain events including the achievement of product development milestones and future revenues. The acquisition of Digital Motors is intended to accelerate TrueCar's plan to deliver a robust digital car buying and selling experience with its TrueCar+ marketplace. At the Acquisition Date, the Company assessed the probabilities of Digital Motors meeting product development milestones and future revenue targets and recorded contingent consideration of $6.3 million, with $4.4 million recorded in Other liabilities and $1.9 million recorded in Accrued expenses and other current liabilities. From the Acquisition Date through June 30, 2022, there were no significant changes to the value of the contingent consideration.
The Company recorded goodwill of $8.6 million, which represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the Company’s acquisition of Digital Motors. Goodwill attributed to the acquisition is not deductible for income tax purposes. The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their fair value as of the Acquisition Date.
The following table summarizes the preliminary allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of Digital Motors as of the Acquisition Date (in thousands). The purchase price allocation is preliminary and is subject to revision as additional information about the fair value of the assets acquired and liabilities assumed become available, including deferred taxes and residual goodwill.

Digital Motors
Assets acquired
Cash	5,201
Acquired technology	12,500
Other assets acquired	328
Goodwill	8,570
Total assets acquired	$26,599
Liabilities assumed
Accounts payable	1,102
Accrued employee expenses	984
Deferred tax liabilities	2,556
Other liabilities assumed	171
Total liabilities assumed	4,813
Net assets acquired	21,786
Consideration paid
Cash paid	$15,484
Contingent consideration	$6,302
Total consideration	$21,786

The estimated useful life for acquired technology is 4 years. Total liabilities assumed include $1.8 million of accrued Digital Motors transaction expenses, which were paid by the Company as of June 30, 2022 and included in cash paid for acquisition, net of cash acquired on the accompanying condensed consolidated statements of cash flows.
For the six months ended June 30, 2022, the Company incurred transaction costs of $0.9 million in connection with the Digital Motors acquisition which were expensed as incurred and included in general and administrative expense in the accompanying consolidated statements of comprehensive loss.
The Company’s consolidated financial statements include the operating results of Digital Motors from the Acquisition Date through June 30, 2022. Separate operating results and pro forma results of operations for Digital Motors have not been presented as the effect of the acquisition is not material to the Company’s financial results.
4.    Discontinued Operations
On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in other current assets and other assets in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout, which is reflected within investing activities of discontinued operations on the accompanying condensed consolidated statements of cash flows. During the second quarter of 2021, the Company recognized an additional expense of $0.2 million, which is reflected within loss from discontinued operations, net of taxes on the accompanying condensed consolidated statements of comprehensive loss.
5.    Fair Value Measurements
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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022 (Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the Scenario-Based model. Because the Digital Motors purchase agreement makes payment of the contingent consideration contingent on achievement of certain product development milestones and future revenue targets, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those targets and discount rates. Significant increases or decreases in the probabilities of achieving the targets would result in a significantly higher or lower fair value measurement, respectively.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$185,782	$—	$—	$185,782	$234,763	$—	$—	$234,763
Total assets	$185,782	$—	$—	$185,782	$234,763	$—	$—	$234,763

	At June 30, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$1,908	$1,908	$—	$—	$—	$—
Contingent consideration, non-current	$—	$—	$4,394	$4,394	$—	$—	$—	$—
Total liabilities	$—	$—	$6,302	$6,302	$—	$—	$—	$—
Derivative Assets
The following table summarizes the changes in fair value of the derivative asset for the escrow payment upon the sale of the equity method investment in Accu-Trade in March 2022 (in thousands). The gain from the changes in fair value of the derivative asset was recognized in gain (loss) from equity method investment in the accompanying consolidated statements of comprehensive loss.

Three Months and Six Months Ended June 30, 2022

Fair value, beginning of period	$2,850
Additions and changes in fair value	96
Escrow settlement receivable	(2,946)
Fair value, end of period	$—
6.    Property and Equipment, net
Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment, software, and internally developed software	$83,034	$77,237
Furniture and fixtures	3,226	3,794
Leasehold improvements	12,609	15,664
	98,869	96,695
Less: Accumulated depreciation	(80,094)	(77,540)
Total property and equipment, net	$18,775	$19,155
Included in the table above are property and equipment of $1.3 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

Total depreciation and amortization expense of property and equipment was $3.2 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively. Total depreciation and amortization expense of property and equipment was $6.4 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization of internal use capitalized software development costs was $3.0 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively. Amortization of internal use capitalized software development costs was $5.8 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively.

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
The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends. At June 30, 2022 and December 31, 2021, the Company was in compliance with the Credit Facility’s financial covenants.
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
At June 30, 2022, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million.

8.    Commitments and Contingencies
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
Delaware Consolidated Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA and certain of our current and former directors as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action in that court bearing the caption In re TrueCar, Inc. Stockholder Derivative Litigation (the “Delaware Consolidated Derivative Litigation”). On November 6, 2019, the plaintiffs filed a consolidated complaint against all of the defendants named in the prior actions, asserting claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification against the Company’s current and former officers and directors, and claims for aiding and abetting breaches of fiduciary duty against the entities affiliated with USAA and with certain of the Company’s current and former directors. The plaintiffs sought an award of damages against the defendants on behalf of the Company and various alleged corporate governance reforms. On December 19, 2019, the defendants filed motions to dismiss for failure to make a pre-suit demand. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary. The Company has not recorded an accrual related to this matter as of June 30, 2022 as the Company does not believe a loss is probable or reasonably estimable.
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the Board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims against the Company on June 22, 2022. As a result, the Lee Derivative Litigation has been resolved and the Company has not recorded an accrual related to this matter as of June 30, 2022 as the Company does not believe a loss is probable or reasonably estimable.
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

9.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2021	6,078,180	$9.24	6.2
Granted	—	—
Exercised	(66,904)	2.68
Forfeited/expired	(591,738)	7.32
Outstanding at June 30, 2022	5,419,538	$9.53	5.5
At June 30, 2022, total remaining stock-based compensation expense for unvested stock option awards was $2.9 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense for stock option awards of $0.4 million and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense for stock option awards of $0.8 million and $2.6 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2021	7,536,114	$4.60
Granted	6,514,994	4.06
Vested	(1,626,096)	4.72
Forfeited	(1,003,114)	4.75
Non-vested — June 30, 2022	11,421,898	$4.26
At June 30, 2022, total remaining stock-based compensation expense for non-vested restricted stock units was $43.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. For the three months ended June 30, 2022 and 2021, the Company recorded $4.1 million and $4.2 million in stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded $7.2 million and $8.9 million in stock-based compensation expense for restricted stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$46	$66	$83	$137
Sales and marketing	1,233	1,512	2,408	4,471
Technology and development	1,056	1,159	1,956	2,347
General and administrative	2,152	2,420	3,538	4,587
Total stock-based compensation expense	4,487	5,157	7,985	11,542
Amount capitalized to internal software use	290	350	536	697
Total stock-based compensation cost	$4,777	$5,507	$8,521	$12,239

10.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, tax amortization of goodwill and changes in the Company’s valuation allowance.

The Company recorded an income tax benefit of $2.6 million for the three months ended June 30, 2022 and income tax expense of $0.1 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $2.5 million and income tax expense of $0.2 million, respectively. The Company’s income tax benefit for the three months and six months ended June 30, 2022 includes a $2.6 million discrete income tax benefit from the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting that is a source of income in assessing realization of the Company’s net deferred tax assets. For the three months and six months ended June 30, 2021, the Company’s provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2022. In the fourth quarter of 2021, there was a $1.1 million increase in unrecognized tax benefit primarily related to bonus expense that does not qualify as a federal income tax deduction when accrued for financial reporting purposes. The Company expects the amount of unrecognized tax benefits to decrease by $1.1 million during the fiscal year as a result of proposed filing of application for a change in accounting method with the filing of the tax return.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

11.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,019)	$(7,283)	$(23,433)	$(15,701)
Loss from continuing operations	$(11,019)	$(7,115)	$(23,433)	$(15,533)
Loss from discontinued operations, net of taxes	$—	$(168)	$—	$(168)

Weighted average common shares outstanding, basic and diluted	91,016	98,810	93,457	98,696
Net loss per share, basic and diluted
Continuing operations	$(0.12)	$(0.07)	$(0.25)	$(0.16)
Discontinued operations	$—	$—	$—	$—
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Options to purchase common stock	5,420	9,312
Common stock warrants	—	510
Non-vested restricted stock unit awards	11,422	8,573
Total shares excluded from net loss per share	16,842	18,395
Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the six months ended June 30, 2022 the Company repurchased and retired a total of 6.8 million shares under the Program for $25.0 million. As of June 30, 2022, the Company had a remaining authorization of $50.5 million for future share repurchases.

12.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million for the two months ended March 1, 2022, and recognized contra-revenue of $0.3 million and $0.6 million and cost of revenue of $1.3 million and $2.5 million for the three months and six months ended June 30, 2021, respectively, related to a software and data licensing agreement that was terminated as part of the sale. The Company had amounts due to Accu-Trade included in accounts payable at December 31, 2021 of $1.1 million. No amounts were due to Accu-Trade at June 30, 2022.

13.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dealer revenue	$40,705	$62,670	$82,991	$124,727
OEM incentives revenue	1,396	2,768	2,424	5,565
Other revenue	174	328	393	579
Total revenues	$42,275	$65,766	$85,808	$130,871
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2021 were transferred to accounts receivable during the six months ended June 30, 2022 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $0.9 million was recorded as of June 30, 2022 and December 31, 2021, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended June 30, 2022, we generated revenues of $42.3 million and recorded a loss from continuing operations of $11.0 million. During the three months ended June 30, 2021, we generated revenues of $65.8 million and recorded a loss from continuing operations of $7.1 million. During the six months ended June 30, 2022, we generated revenues of $85.8 million and recorded a loss from continuing operations of $23.4 million. During the six months ended June 30, 2021, we generated revenues of $130.9 million and recorded a loss from continuing operations of $15.5 million.

Market Environment
Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we expect to experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation for future rate hikes are starting to have their intended impact on the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also weighing on consumer sentiment. Higher interest rates could also reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. The inventory shortage along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause on our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19, the global automotive semiconductor chip shortage, and rising interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average Monthly Unique Visitors	7,207,807	9,617,228	7,236,588	9,396,466
Units (1)	90,112	194,791	181,712	360,649
Monetization	$467	$336	$470	$361
Franchise Dealer Count	7,908	9,614	7,908	9,614
Independent Dealer Count	4,178	3,545	4,178	3,545

(1)We issued full credits of the amount originally invoiced with respect to 2,225 and 3,478 units during the three months ended June 30, 2022 and 2021, respectively. We issued full credits of the amount originally invoiced with respect to 4,607 and 8,087 units during the six months ended June 30, 2022 and 2021, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 25.1% to approximately 7.2 million in the three months ended June 30, 2022 from approximately 9.6 million in the same period of 2021. The number of average monthly unique visitors decreased 23.0% to approximately 7.2 million in the six months ended June 30, 2022 from approximately 9.4 million in the same period of 2021. The decrease was due to our lower marketing spend deployed as a result of constrained dealer inventory during the three months and six months ended June 30, 2022.
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
The number of units decreased 53.7% to 90,112 units in the three months ended June 30, 2022 from 194,791 units in the three months ended June 30, 2021. The number of units decreased 49.6% to 181,712 units in the six months ended June 30, 2022 from 360,649 units in the six months ended June 30, 2021. The unit decrease for the three and six months ended June 30, 2022 was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $467 for the three months ended June 30, 2022 as compared to $336 for the three months ended June 30, 2021. Our monetization increased to $470 for six months ended June 30, 2022 as compared to $361 for the six months ended June 30, 2021. The increase for the three months and six months ended June 30, 2022 was primarily due to a higher unit mix shift to used cars that provide higher monetization than new cars and a higher monetization associated with franchise and independent dealer subscription arrangements as subscription revenue tend to lag a downturn in units. We expect our monetization to be affected in the future by changes in our pricing structure, unit volume, and the unit mix between new and used cars.
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
Our franchise dealer count was 7,908 at June 30, 2022, a decrease from 9,614 at June 30, 2021, and a decrease from 8,482 at December 31, 2021. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of automobile inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to continue to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,178 at June 30, 2022, an increase from 3,545 at June 30, 2021, and a slight increase from 4,013 at December 31, 2021. We expect our independent dealer count to be impacted by new car shortages that increase demand for used cars, but which have also resulted in inventory constraints in the used car market.

Non-GAAP Financial Measure
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain (loss) from equity method investment, changes in the fair value of contingent consideration, other income, lease exit costs, impairment of lease of right-of-use, or ROU, assets, transaction costs, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect the lease exit costs and impairment charges associated with subleasing;
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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,019)	$(7,283)	$(23,433)	$(15,701)
Loss from discontinued operations, net of taxes	—	168	—	168
Loss from continuing operations	(11,019)	(7,115)	(23,433)	(15,533)

Non-GAAP adjustments:
Interest income	(279)	(13)	(306)	(28)
Depreciation and amortization	3,785	4,591	7,445	8,903
Stock-based compensation	4,487	5,157	7,985	11,542
(Gain) loss from equity method investment (1)	(96)	357	(1,845)	686
Change in fair value of contingent consideration	—	10	—	41
Other income	—	(42)	—	(667)
Lease exit costs (2)	(455)	—	214	—
Impairment of ROU assets (3)	—	1,652	—	1,652
Transaction costs (4)	1,171	—	1,171	—
Provision for (benefit from) income taxes	(2,574)	133	(2,517)	227
Adjusted EBITDA	$(4,980)	$4,730	$(11,286)	$6,823

(1)For the six months ended June 30, 2022, the excluded amount includes a $1.8 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade in the first quarter of 2022.
(2)Represents lease exit costs and early termination gains associated with certain of our existing office location. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(3)The excluded amounts represent impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(4)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the Digital Motors acquisition, and $0.25 million associated with acceleration of unvested options to purchase shares of Digital Motors stock held by Digital Motors employees at the time of the acquisition that are accounted for as post-combination compensation expense. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2022 and December 31, 2021, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the change in valuation allowance, our income tax benefit is significantly less than the federal statutory rate of 21%.
For the six months ended June 30, 2022, our benefit from income taxes is primarily due to the discrete income tax benefit from the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting that is a source of income in assessing realization of our consolidated net deferred tax assets. Our provision for income taxes for the six months ended June 30, 2021 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$42,275	$65,766	$85,808	$130,871
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,817	5,746	8,763	11,204
Sales and marketing	26,324	37,476	53,405	77,575
Technology and development	11,380	10,780	21,635	21,973
General and administrative	10,937	13,853	22,661	26,531
Depreciation and amortization	3,785	4,591	7,445	8,903
Total costs and operating expenses	56,243	72,446	113,909	146,186
Loss from operations	(13,968)	(6,680)	(28,101)	(15,315)
Interest income	279	13	306	28
Other income	—	42	—	667
Gain (loss) from equity method investment	96	(357)	1,845	(686)
Loss before income taxes	(13,593)	(6,982)	(25,950)	(15,306)
Provision for (benefit from) income taxes	(2,574)	133	(2,517)	227
Loss from continuing operations	(11,019)	$(7,115)	$(23,433)	$(15,533)
Loss from discontinued operations, net of taxes	—	(168)	—	(168)
Net loss	$(11,019)	$(7,283)	$(23,433)	$(15,701)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(4,980)	$4,730	$(11,286)	$6,823

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Dealer revenue	$40,705	$62,670	$82,991	$124,727
OEM incentives revenue	1,396	2,768	2,424	5,565
Other revenue	174	328	393	579
Total revenues	$42,275	$65,766	$85,808	$130,871

Three months ended June 30, 2022 compared to three months ended June 30, 2021. The decrease in our total revenues of $23.5 million, or 35.7%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was mainly due to pressure on our close rates brought on by high vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and Other revenue comprised 96.3%, 3.3%, and 0.4%, respectively, of revenues for the three months ended June 30, 2022 as compared to 95.3%, 4.2%, and 0.5%, respectively, for the same period in 2021. The decrease of $22.0 million in dealer revenue for the three months ended June 30, 2022 was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $1.4 million in OEM incentives revenue for the three months ended June 30, 2022 was driven by lower vehicle incentive volumes and by certain OEMs pausing their programs as a result of low inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the three months ended June 30, 2022. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage as well as by higher interest rates, which could reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. These market conditions may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause their incentive programs.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. The decrease in total revenues of $45.1 million, or 34.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was mainly due to pressure on our close rates brought on by higher vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and Other revenue comprised 96.7%, 2.8%, and 0.5%, respectively, of revenues for the six months ended June 30, 2022 as compared to 95.3%, 4.3%, and 0.4%, respectively, for the same period in 2021. The decrease of $41.7 million in dealer revenue for the six months ended June 30, 2022 was primarily a result of lower inventory associated with the global automobile semiconductor chip shortage. The decrease of $3.1 million in OEM incentives revenue for the six months ended June 30, 2022 was driven by lower vehicle incentive volumes and by certain OEMs pausing their programs as a result of lower inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the six months ended June 30, 2022.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$3,817	$5,746	$8,763	$11,204
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.0%	8.7%	10.2%	8.6%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Cost of revenue decreased $1.9 million, or 33.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to a $1.7 million decrease in data and licensing expenses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Cost of revenue decreased $2.4 million, or 21.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2022 primarily due to a $2.1 million decrease in data and licensing expenses.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$26,324	$37,476	$53,405	$77,575
Sales and marketing expenses as a percentage of revenues	62.3%	57.0%	62.2%	59.3%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Sales and marketing expenses decreased $11.2 million, or 29.8%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease primarily reflects a $7.9 million decrease in our branded media spend and a $3.1 million decrease in revenue share paid to our affinity marketing partners. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages that will impact our branded media spend and revenue share that we pay to our affinity marketing partners. Additionally, we expect to incur incremental branded media expenses to support the rollout of our TrueCar+ initiatives.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Sales and marketing expenses decreased $24.2 million, or 31.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease primarily reflects a $16.8 million decrease in our branded media spend, a $4.3 million decrease in revenue share paid to our affinity marketing partners, and a $2.1 million decrease in stock-based compensation expenses.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(dollars in thousands)
Technology and development expenses	$11,380	$10,780	$21,635	$21,973
Technology and development expenses as a percentage of revenues	26.9%	16.4%	25.2%	16.8%
Capitalized software costs	$2,936	$3,011	$5,796	$5,958
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Technology and development expenses increased $0.6 million, or 5.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase primarily reflects a $1.0 million increase in employee-related expenses associated with increased headcount offset by a $0.3 million decrease in outsourced services and a $0.2 million decrease in facilities costs. Capitalized software costs were relatively flat. We expect technology and development expenses to continue to be affected by variations in headcount.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Technology and development expenses decreased $0.3 million, or 1.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease primarily reflects a $0.3 million decrease in facilities costs. Capitalized software costs were relatively flat.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(dollars in thousands)
General and administrative expenses	$10,937	$13,853	$22,661	$26,531
General and administrative expenses as a percentage of revenues	25.9%	21.1%	26.4%	20.3%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. General and administrative expenses decreased $2.9 million, or 21.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease primarily reflects a $1.7 million impairment charge on our right-of-use asset associated with an office lease recognized in the second quarter of 2021, and a $0.8 million gain related to an early lease termination recognized in the second quarter of 2022.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. General and administrative expenses decreased $3.9 million, or 14.6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease primarily reflects a $1.7 million impairment charge on our right-of-use asset associated with an office lease recognized in the second quarter of 2021, a $1.1 million decrease in stock-based compensation expenses, and a $0.4 million decrease in professional services fees.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization expenses	$3,785	$4,591	$7,445	$8,903
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Depreciation and amortization expenses decreased $0.8 million, or 17.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs, property and equipment, and the timing of placing projects in service.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Depreciation and amortization expenses decreased $1.5 million, or 16.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Other Income
For the six months ended June 30, 2021, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.
Gain (Loss) from Equity Method Investment

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Gain (loss) from equity method investment	$96	$(357)	$1,845	$(686)
For the six months ended June 30, 2022, we recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade. No gain or loss was recognized at the time of the sale as the fair value of the sales proceeds received including the initial fair value of the derivative asset was equal to the then carrying value of the investment.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Provision for (benefit from) income taxes	$(2,574)	$133	$(2,517)	$227
For the three months and six months ended June 30, 2022, the benefit from income taxes is primarily due to the discrete income tax benefit from the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting that is a source of income in assessing realization of consolidated net deferred tax assets. For the three months and six months ended June 30, 2021, the provision for income taxes primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $199.7 million.
We have incurred cumulative losses of $417.3 million from our operations through June 30, 2022, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the COVID-19 pandemic and inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at June 30, 2022. The amount available under the amended credit facility at June 30, 2022 was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million. See Note 7 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the six months ended June 30, 2022 the Company repurchased and retired a total of 6.8 million shares under the Program for $25.0 million. As of June 30, 2022, the Company had a remaining authorization of $50.5 million for future share repurchases.

Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Six Months Ended June 30,
	2022	2021
Consolidated Cash Flow Data:	(in thousands)
Net cash (used in) provided by operating activities	$(13,550)	$15,156
Net cash used in investing activities	(5,173)	(5,410)
Net cash used in financing activities	(26,813)	(23,319)
Net cash used in continuing operations	(45,536)	(13,573)
Net cash provided by discontinued operations	—	7,332
Net (decrease) increase in cash and cash equivalents	$(45,536)	$(6,241)
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
Cash used in operating activities for the six months ended June 30, 2022 was $13.6 million. This was primarily due to our net loss of $23.4 million, adjusted for non-cash items, including depreciation and amortization expense of $7.4 million, stock-based compensation expense of $8.0 million, amortization of lease right-of-use assets of $2.2 million, and a gain from equity method investment of $1.8 million. Net cash used in operations also reflected a decrease of $3.3 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $2.9 million, an increase in prepaid expenses and other assets of $1.7 million, and a decrease in accounts payable of $1.2 million. These decreases were offset by a decrease in accounts receivable of $2.0 million.
Cash provided by operating activities from continuing operations for the six months ended June 30, 2021 was $15.2 million. This was primarily due to our loss from continuing operations of $15.5 million, adjusted for non-cash items, including stock-based compensation expense of $11.5 million, depreciation and amortization expense of $8.9 million, amortization of lease right-of-use assets of $2.1 million, an impairment charge associated with certain of our existing office locations of $1.7 million, bad debt expense of $0.5 million, and loss from equity method investment of $0.7 million. Net cash provided by operations also reflected an increase of $5.0 million from changes in operating assets and liabilities, which primarily reflected a decrease in accounts receivable of $9.6 million primarily due to improved collections efforts, and an increase in accounts payable of $3.3 million. These increases were offset by a decrease in accrued employee expenses of $1.2 million, a decrease in operating lease liabilities of $2.6 million, a decrease in accrued expenses and other current liabilities of $2.4 million primarily related to decreased accrued marketing spend and marketing fees payable to our affinity group partners and advertisers, and a decrease in prepaid expenses and other assets of $1.4 million primarily due to the timing of payments of certain insurance premiums.
Investing Activities of Continuing Operations
Cash used in investing activities of $5.2 million for the six months ended June 30, 2022 consisted of $12.1 million paid for our acquisition of Digital Motors and $5.9 million investments in software and computer hardware, offset by $12.8 million received from the sale of our equity method investment in Accu-Trade.
Cash used in investing activities of $5.4 million for the six months ended June 30, 2021 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $26.8 million for the six months ended June 30, 2022 represented payments of $25.1 million for the repurchase of shares of our common stock under our open market stock repurchase program and taxes paid of $1.9 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.2 million from the exercise of employee stock options.
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
Net Cash Provided by Discontinued Operations
Net cash provided by discontinued operations for the three months ended June 30, 2021 consisted of $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020.

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
Interest Rate Risk
We had cash and cash equivalents of $199.7 million at June 30, 2022, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 7 to the condensed consolidated financial statements herein. As of June 30, 2022, we had no borrowings under the credit facility.
We believe that we do not have a material exposure to changes in fair value as a result of changes in interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if inflation leads to a significant decrease in consumer demand for vehicles, or if our costs were to become subject to significant inflationary pressures and we are not able to fully offset such higher costs through price increases, inflation could harm our business, operating results and financial condition.
Foreign Currency Exchange Risk
Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. If we plan for international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. This decline is attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
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
Also, since 2020, we have introduced a number of other products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with two different financial institutions, one of which allows consumers who have received offers from dealers who also have partnered with the institution to pre-qualify for a car loan, and the other of which allows consumers to review their credit score to facilitate financing quotations. We have introduced, and intend to continue to introduce, additional other products to facilitate the implementation of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the risk factor “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.”
Further, we completed the acquisition of Digital Motors Corporation in the second quarter of 2022. The acquisition was undertaken in part to allow us to pursue the integration of certain features of Digital Motors’ existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully integrate any technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make TrueCar+ or any other offerings more attractive to dealers and consumers. For more information on potential risks related our acquisitions and similar transactions, refer to the risk factor “We have in the past undertaken and may in the future pursue acquisitions, divestitures, investments and other similar transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and if we do not manage them successfully or if acquired entities or investments fail to perform as expected, our financial results, business and prospects could be harmed.”
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
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, particularly in connection with the spread of variants and subvariants of the coronavirus that followed the initial outbreak, such as the Delta and Omicron variants and various Omicron subvariants, we have experienced continued uncertainty surrounding both governmental restrictions and changes in dealer and consumer behavior that has had and may continue to have negative financial and operational impacts on our business.
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
We derive most of our revenues from dealers in our network of TrueCar Certified Dealers. If we are unable to maintain and increase these revenues, our financial performance will be harmed. We seek to increase these revenues in a number of ways.
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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those that have been implemented to date in 2022 and those additional increases currently forecast to occur in 2022, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertising expenditures and reducing automobile manufacturers’ incentive spending” or other factors may also increase the amount of time that consumers spend between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.

Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation, such as the twelve months ending June 30, 2022, during which consumer prices increased 9.1% according to the Department of Labor. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs or the Japanese tsunami in 2011 and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the six months ended June 30, 2022, we derived approximately 2.8% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the six months ended June 30, 2021, the corresponding figure was approximately 4.3%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 that have persisted in 2022 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ advertisement expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2022, our franchise dealer count was 7,908.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units, performance-based restricted stock units and stock options. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although we have since been able to reverse these temporary measures, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced recently, including the termination of the USAA partnership, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
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
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including through television, digital, social, email, out of home, experiential and radio advertisements, particularly in connection with the rollout of TrueCar+. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
We strive to decrease incremental user acquisition costs by scaling our business and revenues. Our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit the recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, our growth, results of operations and financial condition could be materially adversely affected.
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
We regularly expend resources on the preservation and refreshment of our branding. For example, in 2020, shortly before the onset of the coronavirus pandemic, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity and we plan to engage in additional branding campaigns in connection with the rollout of our TrueCar+ offering. We also refreshed our go-to-market tagline in the first quarter of 2022. We cannot guarantee that any given investment in our branding will improve our brand recognition or otherwise result in benefits that outweigh its costs. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on our behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay the Lee Derivative Litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims on June 22, 2022. As a result, the Lee Derivative Litigation is resolved, and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisitions of DealerScience in 2018 and Digital Motors in 2022, our investment in Accu-Trade in 2019 and divestment thereof in 2022 and our divestiture of our ALG subsidiary in 2020.

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
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully integrate any technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, or the California Net Neutrality Act. Among other things, the California Net Neutrality Act, which took effect on January 1, 2019, imposes net neutrality requirements similar to the Federal Net Neutrality Regulations. On the day of its enactment, the federal government sued California, claiming that the California Net Neutrality Act was preempted by federal law and subsequent challenges were raised by telecom and other industry groups. The State of California initially agreed not to enforce the California Net Neutrality Act pending the resolution of the ongoing legal challenges, though the challenges to the law were struck down by U.S. District Court for the Eastern District of California in February 2021 and the U.S. Court of Appeals for the Ninth Circuit upheld the lower court’s ruling in January 2022. Following the Ninth Circuit’s ruling, the plaintiffs agreed to dismiss their claims in April 2022. On October 1, 2019, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s repeal of the Federal Net Neutrality Regulations, but overturned the FCC’s preemption of state-level regulations like the California Net Neutrality Act and similar enactments of other states, including Oregon, Vermont and Washington, and remanded to the FCC for further action. On October 27, 2020, the FCC, on remand, readopted its previous order. This FCC action could be subject to further court challenges, and following the recent federal election, could be subject to repeal by a newly-constituted FCC, and on July 9, 2021, President Biden signed an executive order calling on the FTC to do so. On April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations. As a result, considerable uncertainty currently complicates this area of the law. We cannot predict the final outcome of the current legal challenges to the FCC’s action or any future challenges to the California Net Neutrality Act or similar laws in other states or whether other states or governmental entities, including the U.S. Congress, will respond to the D.C. Circuit’s decision, the FCC’s decision or the enactment of the California Net Neutrality Act. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
We have not been profitable since inception. We had an accumulated deficit of $417.3 million at June 30, 2022. During the six months ended June 30, 2022, we had a net loss of $23.4 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
We have also registered trademarks under the laws of certain jurisdictions outside of the United States. If applicable authorities determine that we do not conduct sufficient activities in such jurisdictions to maintain our rights over such trademarks, our ability to expand our business and our brand into new markets in the future could be harmed.
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
At June 30, 2022, we had goodwill and intangible assets of $59.8 million and $16.4 million, respectively. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations.
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
 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the six months ended June 30, 2022, the trading price of our common stock fluctuated from a low of $2.51 per share to a high of $4.08 per share. For the fiscal year ended December 31, 2021, the trading price of our common stock fluctuated from a low of $3.08 per share to a high of $6.25 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of June 30, 2022, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 70% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At June 30, 2022, approximately 90.5 million shares of our common stock were outstanding. In addition, as of June 30, 2022, there were 5.4 million shares underlying options and 11.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.0 million shares (including vested options) as of June 30, 2022 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the three months ended December 31, 2021 before resuming the program in the first quarter of 2022 and for a portion of the second quarter of 2022. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 — April 30, 2022	2,631,703	$3.80	2,631,703	$54,477,081
May 1, 2022 — May 31, 2022	1,099,712	$3.66	1,099,712	$50,454,521
June 1, 2022 — June 30, 2022	—	N/A	—	$50,454,521
On August 6, 2020, the Company issued a press release announcing that its Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the Company’s common stock, with such authorization effective until September 30, 2022. In May 2021, the Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Board extended the expiration of the repurchase program to September 30, 2024 without increasing the total dollar amount authorized for repurchases. The Company’s share repurchase program does not obligate the Company to repurchase any dollar amount of its shares.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
10.2#	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	August 8, 2022	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)