Form 10-Q
period 2022-09-30
TrueCar, Inc.
filed 2022-11-09
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 4, 2022, 88,113,160 shares of the registrant’s common stock were outstanding.

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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$192,979	$245,217
Accounts receivable, net of allowances of $1,264 and $3,099 at September 30, 2022 and December 31, 2021, respectively	13,043	16,710
Prepaid expenses	7,453	6,145
Other current assets	2,663	1,866
Total current assets	216,138	269,938
Property and equipment, net	18,804	19,155
Operating lease right-of-use assets	17,849	23,605
Goodwill	—	51,205
Intangible assets, net	15,163	4,950
Equity method investment	—	14,500
Other assets	4,069	4,317
Total assets	$272,023	$387,670
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $1,128 at December 31, 2021)	$9,038	$11,364
Accrued employee expenses	7,197	5,187
Operating lease liabilities, current	4,442	5,253
Accrued expenses and other current liabilities	11,223	9,677
Total current liabilities	31,900	31,481
Deferred tax liabilities	—	103
Operating lease liabilities, net of current portion	19,750	26,300
Other liabilities	4,523	—
Total liabilities	56,173	57,884
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 90,956,585 and 96,213,243 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	710,233	723,623
Accumulated deficit	(494,393)	(393,847)
Total stockholders’ equity	215,850	329,786
Total liabilities and stockholders’ equity	$272,023	$387,670

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$39,052	$54,966	$124,860	$185,837
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,880	5,715	12,643	16,919
Sales and marketing	25,130	31,239	78,535	108,814
Technology and development	12,742	9,890	34,377	31,863
General and administrative	11,364	11,121	34,025	37,652
Depreciation and amortization	4,284	3,828	11,729	12,731
Goodwill impairment	59,775	—	59,775	—
Total costs and operating expenses	117,175	61,793	231,084	207,979
Loss from operations	(78,123)	(6,827)	(106,224)	(22,142)
Interest income	879	12	1,185	40
Other income	—	—	—	667
Gain (loss) from equity method investment	—	(267)	1,845	(953)
Loss before income taxes	(77,244)	(7,082)	(103,194)	(22,388)
Provision for (benefit from) income taxes	(131)	(38)	(2,648)	189
Loss from continuing operations	(77,113)	(7,044)	(100,546)	(22,577)
Income from discontinued operations, net of taxes	—	208	—	40
Net loss	$(77,113)	$(6,836)	$(100,546)	$(22,537)

Net loss per share, basic and diluted
Continuing operations	$(0.85)	$(0.07)	$(1.09)	$(0.23)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	90,687	96,037	92,508	97,800

Other comprehensive loss:
Comprehensive loss	$(77,113)	$(6,836)	$(100,546)	$(22,537)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227
Net loss	—	—	—	(11,019)	(11,019)
Repurchase of common stock	(3,731,415)	—	(14,075)	—	(14,075)
Stock-based compensation	—	—	4,777	—	4,777
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	654,005	—	(849)	—	(849)
Balance at June 30, 2022	90,509,585	$10	$705,331	$(417,280)	$288,061
Net loss	—		—	(77,113)	(77,113)
Repurchase of common stock	—	$—	—	—	—
Stock-based compensation	—	$—	5,437	—	5,437
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	447,000	$—	(535)	—	(535)
Balance at September 30, 2022	90,956,585	$10	$710,233	$(494,393)	$215,850

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2021
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(8,418)	(8,418)
Repurchase of common stock	(1,683,692)	—	(7,829)	—	(7,829)
Stock-based compensation	—	—	6,732	—	6,732
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	660,311	—	(1,075)	—	(1,075)
Balance at March 31, 2021	98,667,561	$10	$736,118	$(363,936)	$372,192
Net loss	—	—	—	(7,283)	(7,283)
Repurchase of common stock	(2,088,784)	—	(11,556)	—	(11,556)
Stock-based compensation	—	—	5,507	—	5,507
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	1,034,680	—	(630)	—	(630)
Balance at June 30, 2021	97,613,457	$10	$729,439	$(371,219)	$358,230
Net loss	—	$—	$—	$(6,836)	$(6,836)
Repurchase of common stock	(2,365,258)	$—	$(13,044)	$—	$(13,044)
Stock-based compensation	—	$—	$4,768	$—	$4,768
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	499,351	$—	$(1,212)	$—	$(1,212)
Balance at September 30, 2021	95,747,550	$10	$719,951	$(378,055)	$341,906

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(100,546)	$(22,537)
Income from discontinued operations, net of taxes	—	$40
Net loss from continuing operations	(100,546)	(22,577)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,729	12,731
Goodwill impairment	59,775	—
Deferred income taxes	(2,661)	48
Bad debt expense and other reserves	421	286
Stock-based compensation	13,174	15,992
Increase in the fair value of contingent consideration liability	179	41
Amortization of lease right-of-use assets	3,031	3,211
(Gain) loss from equity method investment	(1,845)	953
Impairment of right-of-use assets and write-off and loss on disposal of finite-lived assets	—	1,666
Other noncash (gain) expense	(14)	313
Changes in operating assets and liabilities:
Accounts receivable	3,250	12,746
Prepaid expenses and other assets	(1,741)	477
Accounts payable	(2,538)	993
Accrued employee expenses	1,978	(1,099)
Operating lease liabilities	(4,036)	(3,877)
Accrued expenses and other current liabilities	(368)	(5,363)
Other liabilities	—	(364)
Net cash (used in) provided by operating activities - continuing operations	(20,212)	16,177
Net cash used in operating activities - discontinued operations	—	(180)
Net cash (used in) provided by operating activities	(20,212)	15,997
Cash flows from investing activities
Purchase of property and equipment	(8,332)	(8,056)
Cash from sale of equity method investment	15,745	—
Cash paid for acquisition, net of cash acquired	(12,093)	—
Net cash used in investing activities - continuing operations	(4,680)	(8,056)
Net cash provided by investing activities - discontinued operations	—	6,484
Net cash used in investing activities	(4,680)	(1,572)
Cash flows from financing activities
Payment of contingent consideration liability	—	(2,214)
Proceeds from exercise of common stock options	179	1,369
Taxes paid related to net share settlement of equity awards	(2,422)	(4,286)
Payments for the repurchase of common stock	(25,103)	(31,943)
Net cash used in financing activities	(27,346)	(37,074)
Net decrease in cash and cash equivalents	(52,238)	(22,649)
Cash and cash equivalents at beginning of period	245,217	273,314
Cash and cash equivalents at end of period	$192,979	$250,665
See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$784	$1,015
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,198	1,101
Changes in right-of-use assets for operating lease obligations	3,047	—
Changes in lease liabilities for operating lease obligations	3,636	—

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
Segments
The Company has one operating segment. From January 1, 2022 through September 30, 2022, the Company’s chief operating decision maker (the “CODM”) was comprised of both the President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer, who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 14). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowances, at beginning of period	$1,605	$5,789	$3,099	$7,147
Charged as a reduction of revenue	601	923	2,070	3,489
Charged to bad debt expense in general and administrative expenses	243	(182)	421	286
Write-offs, net of recoveries	(1,185)	(2,852)	(4,326)	(7,244)
Allowances, at end of period	$1,264	$3,678	$1,264	$3,678

The Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

3.     Business Combination

On May 31, 2022 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Digital Motors for $15.5 million in cash and up to $8.0 million of contingent cash consideration based on the occurrence of certain events including the achievement of product development milestones and future revenues. The acquisition of Digital Motors is intended to accelerate TrueCar's plan to deliver a robust digital car buying and selling experience with its TrueCar+ marketplace. At the Acquisition Date, the Company assessed the probabilities of Digital Motors meeting product development milestones and future revenue targets and recorded contingent consideration of $6.3 million, with $4.4 million recorded in Other liabilities and $1.9 million recorded in Accrued expenses and other current liabilities. From the Acquisition Date through September 30, 2022, there were no material changes to the value of the contingent consideration.
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

Digital Motors
Assets acquired
Cash	5,201
Acquired technology	12,500
Other assets acquired	548
Goodwill	8,570
Total assets acquired	$26,819
Liabilities assumed
Accounts payable	1,244
Accrued employee expenses	984
Deferred tax liabilities	2,556
Other liabilities assumed	249
Total liabilities assumed	5,033
Net assets acquired	21,786
Consideration paid
Cash paid	$15,484
Contingent consideration	$6,302
Total consideration	$21,786

The purchase price allocation was adjusted during the three-month period ended September 30, 2022 to reflect certain working capital adjustments. The measurement period adjustment results in a $0.2 million increase in other assets acquired, $0.1 million increase in accounts payable, and $0.1 million increase in other liabilities. The adjusted purchase price allocation is reflected in the condensed consolidated balance sheet as of September 30, 2022.

The estimated useful life for acquired technology is 4 years. Total liabilities assumed include $1.8 million of accrued Digital Motors transaction expenses, which were paid by the Company shortly after the Acquisition Date and included in cash paid for acquisition, net of cash acquired on the accompanying condensed consolidated statements of cash flows.
For the nine months ended September 30, 2022, the Company incurred transaction costs of $1.0 million in connection with the Digital Motors acquisition which were expensed as incurred and included in general and administrative expense in the accompanying consolidated statements of comprehensive loss.
The Company’s consolidated financial statements include the operating results of Digital Motors from the Acquisition Date through September 30, 2022. Separate operating results and pro forma results of operations for Digital Motors have not been presented as the effect of the acquisition is not material to the Company’s financial results.
4.    Discontinued Operations
On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in other current assets and other assets in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout, which is reflected within investing activities of discontinued operations on the accompanying condensed consolidated statements of cash flows. During the three months ended September 30, 2021, the Company recognized an additional income of $0.2 million, which is reflected within income from discontinued operations, net of taxes on the accompanying condensed consolidated statements of comprehensive loss.

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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022 (Note 3). Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the Scenario-Based model. Because the Digital Motors purchase agreement makes payment of the contingent consideration contingent on achievement of certain product development milestones and future revenue target, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those targets and discount rates. Significant increases or decreases in the probabilities of achieving the targets would result in a significantly higher or lower fair value measurement, respectively.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$60,224	$—	$—	$60,224	$234,763	$—	$—	$234,763
Total assets	$60,224	$—	$—	$60,224	$234,763	$—	$—	$234,763

	At September 30, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$1,959	$1,959	$—	$—	$—	$—
Contingent consideration, non-current	$—	$—	$4,522	$4,522	$—	$—	$—	$—
Total liabilities	$—	$—	$6,481	$6,481	$—	$—	$—	$—

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Fair value, beginning of period	$—	$—
Additions	—	1,100
Changes in fair value	—	1,846
Escrow settlement receivable	2,946	—
Cash payments	(2,946)	(2,946)
Fair value, end of period	$—	$—
Contingent Consideration Obligations
The following table summarizes the changes in fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Fair value, beginning of period	$6,302	$—
Additions	—	6,302
Changes in fair value	179	179
Fair value, end of period	$6,481	$6,481
The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of the contingent consideration liability at September 30, 2022:

Valuation Technique	Unobservable Inputs	Value Range
Scenario-Based model	Probabilities of achievement	85.6% to 99.9%
	Discount rates	6.8% to 7.8%
6.    Goodwill
The following table summarizes the changes in goodwill for the three months ended September 30, 2022 (in thousands):

Goodwill
Balance at June 30, 2022	$59,775
Impairment	59,775
Balance at September 30, 2022	$—
The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value may not be recoverable, such as a deterioration in macroeconomic conditions and a sustained decrease in stock price. The Company performs its annual goodwill impairment assessment as of December 31. Since 2021, the Company’s business has been negatively impacted by the global automotive semiconductor chip shortage, and more recently, by rising interest rates. During the three months ended September 30, 2022, the Company’s stock price experienced high volatility, causing a further decline in its market capitalization since we last tested goodwill for impairment at June 30, 2022. As a result of the further decline in market capitalization and the continued macroeconomic disruptions, the Company concluded a triggering event had occurred.

The Company performed an interim quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded a non-cash impairment charge of $59.8 million for the three and nine months ended September 30, 2022.

7.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment, software, and internally developed software	$86,160	$77,237
Furniture and fixtures	3,226	3,794
Leasehold improvements	12,609	15,664
	101,995	96,695
Less: Accumulated depreciation	(83,191)	(77,540)
Total property and equipment, net	$18,804	$19,155
Included in the table above are property and equipment of $1.3 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.0 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. Total depreciation and amortization expense of property and equipment was $9.4 million and $11.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization of internal use capitalized software development costs was $2.9 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. Amortization of internal use capitalized software development costs was $8.7 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

8.    Credit Facility
The Company is party to a third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provides for advances under a $35.0 million revolving line of credit. In February 2018, the Company entered into a first amendment to the Credit Facility that, among other things, extended the expiration from February 18, 2018 to February 18, 2021. In December 2018, the Company entered into a second amendment to the Credit Facility to make certain other revisions that did not alter the borrowing amounts, interest rates, or required ratios. In February 2021, the Company entered into a third amendment to the Credit Facility to extend the expiration date to April 19, 2021 that did not alter the borrowing amounts, interest rates, or required ratios. In April 2021, the Company entered into a fourth amendment to the Credit Facility to extend the maturity date to April 12, 2024 that did not alter the borrowing amounts, interest rates, or required ratios. The Credit Facility provided a $10.0 million sub-facility for the issuance of letters of credit and contained an increase option permitting the Company, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million.
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
The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends. At September 30, 2022 and December 31, 2021, the Company was in compliance with the Credit Facility’s financial covenants.
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
At September 30, 2022, the Company had no outstanding amounts under the Credit Facility and the amount available was $32.6 million, reduced for the letters of credit issued and outstanding under the sub-facility of $2.4 million.

9.    Commitments and Contingencies
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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action complaint against the Company and certain of its then-current and former officers and directors in the U.S. District Court for the Central District of California (the “Milbeck Federal Securities Litigation”). The complaint, as amended, sought an award of unspecified damages and other relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of applicable securities law in connection with the Company’s secondary offering of its common stock that occurred during the class period. On May 26, 2020, the case was dismissed pursuant to a settlement. As a result, the Milbeck Federal Securities Litigation has been resolved.
Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of its then-current and former directors and officers, USAA and, in one of the actions, certain entities affiliated with USAA as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action (the “Delaware Consolidated Derivative Litigation”). On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation is resolved. Following the court’s decision, the plaintiffs sent a letter to the Company demanding that it pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the Company’s Board of Directors (the “Board”) established a special committee of the Board (the “Special Committee”) to investigate the claims contained in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation (described below) and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary. The Company has not recorded an accrual related to this matter as of September 30, 2022 as the Company does not believe a loss is probable or reasonably estimable.

Further, in December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery (the “Lee Derivative Litigation”) alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff sought an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. Following the Board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims against the Company on June 22, 2022. As a result, the Lee Derivative Litigation has been resolved and the Company has not recorded an accrual related to this matter as of September 30, 2022 as the Company does not believe a loss is probable or reasonably estimable.
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

10.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2021	6,078,180	$9.24	6.2
Granted	—	—
Exercised	(66,904)	2.68
Forfeited/expired	(808,004)	8.44
Outstanding at September 30, 2022	5,203,272	$9.43	5.5
At September 30, 2022, total remaining stock-based compensation expense for unvested stock option awards was $2.5 million, which is expected to be recognized over a weighted-average period of 2.2 years. For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for stock option awards of $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for stock option awards of $1.1 million and $3.1 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2021	7,536,114	$4.60
Granted	6,657,994	4.03
Vested	(2,305,391)	4.64
Forfeited	(1,436,311)	4.54
Non-vested — September 30, 2022	10,452,406	$4.24
At September 30, 2022, total remaining stock-based compensation expense for non-vested restricted stock units was $37.5 million, which is expected to be recognized over a weighted-average period of 2.9 years. For the three months ended September 30, 2022 and 2021, the Company recorded $4.8 million and $3.9 million in stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded $12.1 million and $12.9 million in stock-based compensation expense for restricted stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$51	$44	$134	$181
Sales and marketing	1,219	1,271	3,627	5,742
Technology and development	1,126	1,098	3,082	3,445
General and administrative	2,793	2,037	6,331	6,624
Total stock-based compensation expense	5,189	4,450	13,174	15,992
Amount capitalized to internal software use	248	318	784	1,015
Total stock-based compensation cost	$5,437	$4,768	$13,958	$17,007

11.    Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes and changes in the Company’s valuation allowance.

The Company recorded an income tax benefit of $0.1 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded an income tax benefit of $2.6 million and income tax expense of $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax benefit for the three months ended September 30, 2022 primarily reflects the discrete impact for reduction of indefinite-lived deferred tax liabilities resulting from the impairment of book goodwill. For the three months ended September 30, 2021, the income tax benefit primarily reflects the reversal of a tax accrual related to the ALG divestiture. The Company’s income tax benefit for the nine months ended September 30, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets. For the nine months ended September 30, 2021, the Company’s income tax expense is primarily associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2022. In the fourth quarter of 2021, there was a $1.1 million increase in unrecognized tax benefit primarily related to bonus expense that does not qualify as a federal income tax deduction when accrued for financial reporting purposes. The Company expects the amount of unrecognized tax benefits to decrease by $1.1 million during the fiscal year as a result of applying for a change in accounting method with the filing of the tax return.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

12.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(77,113)	$(6,836)	$(100,546)	$(22,537)
Loss from continuing operations	$(77,113)	$(7,044)	$(100,546)	$(22,577)
Income from discontinued operations, net of taxes	$—	$208	$—	$40

Weighted average common shares outstanding, basic and diluted	90,687	96,037	92,508	97,800
Net loss per share, basic and diluted
Continuing operations	$(0.85)	$(0.07)	$(1.09)	$(0.23)
Discontinued operations	$—	$—	$—	$—
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Options to purchase common stock	5,203	6,070
Non-vested restricted stock unit awards	10,452	7,821
Total shares excluded from net loss per share	15,655	13,891
Share Repurchase Program

In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the nine months ended September 30, 2022 the Company repurchased and retired a total of 6.8 million shares under the Program for $25.0 million. As of September 30, 2022, the Company had a remaining authorization of $50.5 million for future share repurchases.

13.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million for the two months ended March 1, 2022, and recognized contra-revenue of $0.2 million and $0.8 million and cost of revenue of $1.5 million and $4.0 million for the three months and nine months ended September 30, 2021, respectively, related to a software and data licensing agreement that was terminated as part of the sale. The Company had amounts due to Accu-Trade included in accounts payable at December 31, 2021 of $1.1 million. No amounts were due to Accu-Trade at September 30, 2022.

14.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dealer revenue	$37,722	$52,966	$120,713	$177,693
OEM incentives revenue	1,189	1,736	3,613	7,301
Other revenue	141	264	534	843
Total revenues	$39,052	$54,966	$124,860	$185,837
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2021 were transferred to accounts receivable during the nine months ended September 30, 2022 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $0.9 million was recorded as of September 30, 2022 and December 31, 2021, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.
15.    Subsequent Events
In early October, 2022, the Company repurchased and retired 3 million shares of common stock for $4.7 million. After the transaction, the Company had a remaining authorization of $45.8 million for future share repurchases.

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
During the three months ended September 30, 2022, we generated revenues of $39.1 million and recorded a loss from continuing operations of $77.1 million. During the three months ended September 30, 2021, we generated revenues of $55.0 million and recorded a loss from continuing operations of $7.0 million. During the nine months ended September 30, 2022, we generated revenues of $124.9 million and recorded a loss from continuing operations of $100.5 million. During the nine months ended September 30, 2021, we generated revenues of $185.8 million and recorded a loss from continuing operations of $22.6 million.

Market Environment
Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we expect to experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. In addition to vehicle inventory shortages caused by closures in OEM production facilities in the early days of the COVID-19 induced lockdown, OEMs have also been forced to cut production as supply-chain disruptions due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation for future rate hikes are starting to have their intended impact on the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also weighing on consumer sentiment. Higher interest rates could also reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. The inventory shortage along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause on our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19, the global automotive semiconductor chip shortage, and rising interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average Monthly Unique Visitors	7,600,847	8,341,954	7,358,008	9,044,962
Units (1)	82,206	145,582	263,918	506,231
Monetization	$473	$376	$471	$365
Franchise Dealer Count	7,776	8,973	7,776	8,973
Independent Dealer Count	4,196	3,933	4,196	3,933

(1)We issued full credits of the amount originally invoiced with respect to 1702 and 4,242 units during the three months ended September 30, 2022 and 2021, respectively. We issued full credits of the amount originally invoiced with respect to 6,309 and 12,329 units during the nine months ended September 30, 2022 and 2021, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 8.9% to approximately 7.6 million in the three months ended September 30, 2022 from approximately 8.3 million in the same period of 2021. The number of average monthly unique visitors decreased 18.7% to approximately 7.4 million in the nine months ended September 30, 2022 from approximately 9.0 million in the same period of 2021. The decrease was due to our lower marketing spend deployed as a result of constrained dealer inventory during the three months and nine months ended September 30, 2022.
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
The number of units decreased 43.5% to 82,206 units in the three months ended September 30, 2022 from 145,582 units in the three months ended September 30, 2021. The number of units decreased 47.9% to 263,918 units in the nine months ended September 30, 2022 from 506,231 units in the nine months ended September 30, 2021. The unit decrease for the three and nine months ended September 30, 2022 was primarily due to lower automobile inventory levels resulting from the global automotive semiconductor chip shortage. The impact of the chip shortage on units will be dependent on the duration of the chip-related production cuts by OEMs.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $473 for the three months ended September 30, 2022 as compared to $376 for the three months ended September 30, 2021. Our monetization increased to $471 for nine months ended September 30, 2022 as compared to $365 for the nine months ended September 30, 2021. The increase for the three months and nine months ended September 30, 2022 was primarily due to a higher unit mix shift to used cars that provide higher monetization than new cars and a higher monetization associated with franchise and independent dealer subscription arrangements as subscription revenue tend to lag a downturn in units. We expect our monetization to be affected in the future by changes in our pricing structure, unit volume, and the unit mix between new and used cars.
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
Our franchise dealer count was 7,776 at September 30, 2022, a decrease from 8,973 at September 30, 2021, and a decrease from 8,482 at December 31, 2021. The decline in franchise dealer count was primarily due to the impact of the COVID-19 pandemic. As a result of automobile inventory shortages and high consumer demand, certain franchise dealers have less of a need for marketing services and products. We expect our franchise dealer count to continue to be impacted by these inventory shortages.
Independent Dealer Count

    We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 4,196 at September 30, 2022, an increase from 3,933 at September 30, 2021, and an increase from 4,013 at December 31, 2021. We expect our independent dealer count to be impacted by new car shortages that increase demand for used cars, but which have also resulted in inventory constraints in the used car market.

Non-GAAP Financial Measure
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain (loss) from equity method investment, changes in the fair value of contingent consideration, other income, lease exit costs, impairment of lease of right-of-use, or ROU, assets, transaction costs, goodwill impairment, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(77,113)	$(6,836)	$(100,546)	$(22,537)
Income from discontinued operations, net of taxes	—	(208)	—	(40)
Loss from continuing operations	(77,113)	(7,044)	(100,546)	(22,577)

Non-GAAP adjustments:
Interest income	(879)	(12)	(1,185)	(40)
Depreciation and amortization	4,284	3,828	11,729	12,731
Stock-based compensation	5,189	4,450	13,174	15,992
(Gain) loss from equity method investment (1)	—	267	(1,845)	953
Change in fair value of contingent consideration	179	—	179	41
Other income	—	—	—	(667)
Lease exit costs (2)	—	—	214	—
Impairment of ROU assets (3)	—	—	—	1,652
Transaction costs (4)	29	—	1,200	—
Goodwill impairment (5)	59,775	—	59,775	—
Provision for (benefit from) income taxes	(131)	(38)	(2,648)	189
Adjusted EBITDA	$(8,667)	$1,451	$(19,953)	$8,274

(1)For the nine months ended September 30, 2022, the excluded amount includes a $1.8 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade in the first quarter of 2022.
(2)Represents lease exit costs and early termination gains associated with one of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(3)The excluded amounts represent impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(4)The excluded amounts represent external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the Digital Motors acquisition. For the nine months ended September 30, 2022, the excluded amounts also included $0.25 million associated with acceleration of unvested options to purchase shares of Digital Motors stock held by Digital Motors employees at the time of the acquisition that are accounted for as post-combination compensation expense. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive loss. We consider these fees and costs, which are associated with merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(5)The excluded amounts represent a non-cash impairment charge we recognized on our goodwill during the third quarter of 2022.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2022 and December 31, 2021, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax benefit is significantly less than the federal statutory rate of 21%.
For the nine months ended September 30, 2022, our benefit from income taxes primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of our consolidated net deferred tax assets. Our provision for income taxes for the nine months ended September 30, 2021 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$39,052	$54,966	$124,860	$185,837
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,880	5,715	12,643	16,919
Sales and marketing	25,130	31,239	78,535	108,814
Technology and development	12,742	9,890	34,377	31,863
General and administrative	11,364	11,121	34,025	37,652
Depreciation and amortization	4,284	3,828	11,729	12,731
Goodwill impairment	59,775	—	59,775	—
Total costs and operating expenses	117,175	61,793	231,084	207,979
Loss from operations	(78,123)	(6,827)	(106,224)	(22,142)
Interest income	879	12	1,185	40
Other income	—	—	—	667
Gain (loss) from equity method investment	—	(267)	1,845	(953)
Loss before income taxes	(77,244)	(7,082)	(103,194)	(22,388)
Provision for (benefit from) income taxes	(131)	(38)	(2,648)	189
Loss from continuing operations	(77,113)	$(7,044)	$(100,546)	$(22,577)
Income from discontinued operations, net of taxes	—	208	—	40
Net loss	$(77,113)	$(6,836)	$(100,546)	$(22,537)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(8,667)	$1,451	$(19,953)	$8,274

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Dealer revenue	$37,722	$52,966	$120,713	$177,693
OEM incentives revenue	1,189	1,736	3,613	7,301
Other revenue	141	264	534	843
Total revenues	$39,052	$54,966	$124,860	$185,837

Three months ended September 30, 2022 compared to three months ended September 30, 2021. The decrease in our total revenues of $15.9 million, or 29.0%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was mainly due to pressure on our close rates brought on by high vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and Other revenue comprised 96.6%, 3.0%, and 0.4%, respectively, of revenues for the three months ended September 30, 2022 as compared to 96.4%, 3.2%, and 0.5%, respectively, for the same period in 2021. The decrease of $15.2 million in Dealer revenue for the three months ended September 30, 2022 was primarily a result of low inventory associated with the global automobile semiconductor chip shortage. The decrease of $0.5 million in OEM incentives revenue for the three months ended September 30, 2022 was driven by lower vehicle incentive volumes and by certain OEMs pausing their programs as a result of low inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the three months ended September 30, 2022. We expect our revenues to continue to be impacted by the inventory constraints caused by the global automobile semiconductor chip shortage as well as by higher interest rates, which could reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. These market conditions may influence dealers on our Certified Dealers network to cancel or pause our services or product offerings and could discourage new dealers from joining our network, and may also influence OEMs to pause their incentive programs.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. The decrease in total revenues of $61.0 million, or 32.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was mainly due to pressure on our close rates brought on by higher vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and Other revenue comprised 96.7%, 2.9%, and 0.4%, respectively, of revenues for the nine months ended September 30, 2022 as compared to 95.6%, 3.9%, and 0.5%, respectively, for the same period in 2021. The decrease of $57.0 million in Dealer revenue for the nine months ended September 30, 2022 was primarily a result of lower inventory associated with the global automobile semiconductor chip shortage. The decrease of $3.7 million in OEM incentives revenue for the nine months ended September 30, 2022 was driven by lower vehicle incentive volumes and by certain OEMs pausing their programs as a result of lower inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the nine months ended September 30, 2022.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$3,880	$5,715	$12,643	$16,919
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.9%	10.4%	10.1%	9.1%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Cost of revenue decreased $1.8 million, or 32.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to a $1.8 million decrease in data and licensing expenses due to a lower dealer count and a decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Cost of revenue decreased $4.3 million, or 25.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to a $3.9 million decrease in data and licensing expenses due to a lower dealer count and a decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$25,130	$31,239	$78,535	$108,814
Sales and marketing expenses as a percentage of revenues	64.4%	56.8%	62.9%	58.6%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Sales and marketing expenses decreased $6.1 million, or 19.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease primarily reflects a $3.9 million decrease in our branded media spend and a $2.6 million decrease in revenue share paid to our affinity marketing partners. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages that will impact our branded media spend and revenue share that we pay to our affinity marketing partners. Additionally, we expect to incur incremental branded media expenses to support the rollout of our TrueCar+ initiatives.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Sales and marketing expenses decreased $30.3 million, or 27.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease primarily reflects a $20.7 million decrease in our branded media spend, a $6.9 million decrease in revenue share paid to our affinity marketing partners, and a $2.1 million decrease in stock-based compensation expenses.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(dollars in thousands)
Technology and development expenses	$12,742	$9,890	$34,377	$31,863
Technology and development expenses as a percentage of revenues	32.6%	18.0%	27.5%	17.1%
Capitalized software costs	$2,936	$2,936	$8,732	$8,894
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Technology and development expenses increased $2.9 million, or 28.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase primarily reflects a $2.6 million increase in employee-related expenses associated with increased headcount as we continue to invest in TrueCar+, expand our product portfolio, and enhance our existing core offering. Capitalized software costs were relatively flat. We expect technology and development expenses to continue to be affected by variations in headcount.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Technology and development expenses increased $2.5 million, or 7.9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase primarily reflects a $3.1 million increase in employee-related expenses associated with increased headcount as we continue to invest in TrueCar+, expand our product portfolio, and enhance our existing core offering, partially offset by a $0.6 million decrease in facilities costs. Capitalized software costs were relatively flat.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(dollars in thousands)
General and administrative expenses	$11,364	$11,121	$34,025	$37,652
General and administrative expenses as a percentage of revenues	29.1%	20.2%	27.3%	20.3%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. General and administrative expenses were relatively flat and increased $0.2 million, or 2.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. General and administrative expenses decreased $3.6 million, or 9.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease primarily reflects a $1.7 million impairment charge on our right-of-use asset associated with an office lease recognized in the second quarter of 2021, a $0.8 million gain related to an early lease termination recognized in the second quarter of 2022, and a $0.9 million decrease in professional services fees.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization expenses	$4,284	$3,828	$11,729	$12,731
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Depreciation and amortization expenses increased $0.5 million, or 11.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Depreciation and amortization expenses decreased $1.0 million, or 7.9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Other Income
For the nine months ended September 30, 2021, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.

Gain (Loss) from Equity Method Investment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Gain (loss) from equity method investment	$—	$(267)	$1,845	$(953)
For the nine months ended September 30, 2022, we recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade. No gain or loss was recognized at the time of the sale as the fair value of the sales proceeds received including the initial fair value of the derivative asset was equal to the then carrying value of the investment.

Goodwill Impairment
For the three months ended September 30, 2022, we recognized a non- cash goodwill impairment charge in the amount of $59.8 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at September 30, 2022. For further details, see Note 6 to our condensed consolidated financial statements included herein.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Provision for (benefit from) income taxes	$(131)	$(38)	$(2,648)	$189
For the three months ended September 30, 2022, our benefit from income taxes primarily reflects the discrete impact for reduction of indefinite-lived deferred tax liabilities resulting from the impairment of book goodwill. For the three months ended September 30, 2021, our benefit from incomes taxes primarily reflects the reversal of a tax accrual related to the ALG divestiture. Our benefit from income taxes for the nine months ended September 30, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets. Our provision for income taxes for the nine months ended September 30, 2021 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $193.0 million.
We have incurred cumulative losses of $494.4 million from our operations through September 30, 2022, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the COVID-19 pandemic and inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Credit Facility
We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million sub-facility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at September 30, 2022. The amount available under the amended credit facility at September 30, 2022 was $32.6 million, reduced for the letters of credit issued and outstanding under the sub-facility of $2.4 million. See Note 8 of our condensed consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the nine months ended September 30, 2022 the Company repurchased and retired a total of 6.8 million shares under the Program for $25.0 million. As of September 30, 2022, the Company had a remaining authorization of $50.5 million for future share repurchases.

Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Nine Months Ended September 30,
	2022	2021
Consolidated Cash Flow Data:	(in thousands)
Net cash (used in) provided by operating activities	$(20,212)	$16,177
Net cash used in investing activities	(4,680)	(8,056)
Net cash used in financing activities	(27,346)	(37,074)
Net cash used in continuing operations	(52,238)	(28,953)
Net cash provided by discontinued operations	—	6,304
Net decrease in cash and cash equivalents	$(52,238)	$(22,649)
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
Cash used in operating activities for the nine months ended September 30, 2022 was $20.2 million. This was primarily due to our net loss of $100.5 million, adjusted for non-cash items, including goodwill impairment of $59.8 million, depreciation and amortization expense of $11.7 million, stock-based compensation expense of $13.2 million, amortization of lease right-of-use assets of $3.0 million, and a gain from equity method investment of $1.8 million. Net cash used in operations also reflected a decrease of $3.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $4.0 million, an increase in prepaid expenses and other assets of $1.7 million, and a decrease in accounts payable of $2.5 million. These decreases were offset by a decrease in accounts receivable of $3.3 million and an increase in accrued employee expenses of $2.0 million.
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
Investing Activities of Continuing Operations
Cash used in investing activities of $4.7 million for the nine months ended September 30, 2022 consisted of $12.1 million paid for our acquisition of Digital Motors and $8.3 million investments in software and computer hardware, offset by $15.7 million received from the sale of our equity method investment in Accu-Trade.
Cash used in investing activities of $8.1 million for the nine months ended September 30, 2021 resulted from investments in software and computer hardware.
Financing Activities of Continuing Operations
Cash used in financing activities of $27.3 million for the nine months ended September 30, 2022 represented payments of $25.1 million for the repurchase of shares of our common stock under our open market stock repurchase program and taxes paid of $2.4 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.2 million from the exercise of employee stock options.
Cash used in financing activities of $37.1 million for the nine months ended September 30, 2021 primarily represented payments of $31.9 million for the repurchase and retirement of our common stock, taxes paid of $4.3 million for the net share settlement of certain equity awards, and the portion of the payment associated with an acquisition date fair value of a contingent consideration of $2.2 million related to our 2018 acquisition of DealerScience. These decreases were offset by proceeds received of $1.4 million from the exercise of employee stock options.
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
Interest Rate Risk
We had cash and cash equivalents of $193.0 million at September 30, 2022, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Note 8 to the condensed consolidated financial statements herein. As of September 30, 2022, we had no borrowings under the credit facility.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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

Risks Related to Our Business and Industry

    Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.
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
The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including: a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, including our TrueCar Curve, our used-car inventory count and certain key elements of our TrueCar Deal Builder’s functionality, any of which could negatively affect our business,” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
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

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021 we have experienced a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

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
For example, we currently offer an Access package containing our Payments and Trade solutions to our dealers. We began providing the Trade solution in 2019 pursuant to a 10-year commercial agreement with Accu-Trade. In March 2022, our original agreement was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. and the related redemption of our 20% ownership interest in Accu-Trade. Accu-Trade, as a subsidiary of Cars.com, supplies the valuation data we use in providing offers and guarantees those offers to dealers. Accu-Trade’s services are provided at no cost to the us during the first year of the agreement and the agreement is cancellable by either party thereafter on 60 days’ notice. We cannot assure you that Accu-Trade will continue to be able to supply accurate valuation data and to stand behind its guarantees. If it is unable to do so, our Trade product, the TrueCar+ offering of which we expect it to be a critical part and our business and prospects could be adversely affected. For example, as a result of closures of departments of motor vehicles across the United States and other disruptions caused by the coronavirus pandemic, Accu-Trade temporarily stopped guaranteeing its vehicle valuations for part of the first half of 2020, during which time we converted our “True Cash Offers” to “True Cash Estimates,” and we cannot assure you that we will not be required to take similar steps in the future. We cannot assure you that our current agreement with Accu-Trade will remain in place following its initial one-year term, and if the agreement is terminated and we are unable to find a comparable alternative source of valuation data and guarantees for our dealers, our business could be adversely affected.
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
We continue to experience the negative effects of the coronavirus pandemic on our business, operations and financial results and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. The coronavirus pandemic resulted in governments, businesses, other organizations and individuals around the world taking extraordinary and unprecedented measures to slow the spread of the virus and its variants.
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
Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019, with the effect most pronounced in April 2020. These factors continued to negatively affect the number of cars bought by our users from our dealers in subsequent quarters, and this was compounded by the wind-down and termination of our partnership with USAA later in the year. This decline in units had a number of negative consequences, including on the amount of revenue we generated from our dealer customers due to the effects of the pandemic on our dealers’ financial condition and certain of the steps we took to support them during this time, such as reducing the cost of our platform.
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, particularly in connection with the potential for future outbreaks of variants and subvariants of the coronavirus, we have experienced continued uncertainty surrounding both governmental restrictions and changes in dealer and consumer behavior that has had and may continue to have negative financial and operational impacts on our business.
Further, uncertainty continues to surround the pandemic’s duration and its long-term effect on governmental, economic and societal conditions. We cannot predict or prepare for every eventuality, and our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected. For example, consumer demand for cars could be permanently decreased if remote working remains prevalent after the pandemic, reducing the need for workers to commute. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.
Additionally, since the first quarter of 2020, all of our employees have been on mandatory work-from-home status, a transition that was implemented to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities. In the future, we may permit or require certain employees to return to our offices, which could expose employees to health risks or create a transition period in which business is disrupted or employee attrition, morale and productivity is negatively affected.
Finally, we may be unable to offer new products and services, or retool or otherwise update our existing products and services, in a way that responds to consumers’ and dealers’ changing preferences and expectations that have been driven in part by the pandemic. For example, if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, we may not be able to return our units and revenues to unaffected levels and our business would be harmed.
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
The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.
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
In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or “MAAP,” guidelines. In the past, manufacturers have taken the position that prices submitted by TrueCar Certified Dealers were in violation of their MAAP guidelines and discouraged franchise dealers from remaining in or joining the network, and any similar discord in the future with specific car manufacturers could impede our ability to grow our dealer network. Although we have implemented certain changes designed to accommodate existing MAAP guidelines, it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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
Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. Similarly, a change in gasoline prices, such as the increases in gasoline prices following Russia’s invasion of Ukraine in February 2022 and the implementation of sanctions against Russia by Western and other governments, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network, and which is a transaction structure we are not currently able to monetize.
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those that have been implemented to date in 2022 and those additional increases currently forecast to occur in 2022 and 2023, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending” or other factors may also increase the amount of time that consumers spend between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.

Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation, such as the twelve months ending June 30, 2022, during which consumer prices increased 9.1% according to the Department of Labor. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs, natural disasters and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

For the nine months ended September 30, 2022, we derived approximately 2.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the nine months ended September 30, 2021, the corresponding figure was approximately 3.9%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2022, our franchise dealer count was 7,776.
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
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA or that we generated prior to the coronavirus pandemic and recent automobile inventory shortages, each as discussed elsewhere in this “Risk Factors” section. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase awareness of our brand, including channels such as television, video, digital, social, email, out-of-home, experiential and radio advertisements, particularly in connection with the rollout of TrueCar+. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown when users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may be dependent on a number of factors, including the success of our TrueCar+ offering or our ability to focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending,” the automobile inventory shortage in recent periods reduced the attractiveness of our value proposition to many dealers.
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
We depend in part on Internet search engines such as Google and Bing to drive traffic to our website, both through organic search results and the purchase of automotive and shopping-related keywords and phrases. For example, when a user types an automotive-related term into an Internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our user base could slow, our user base could decline or we could attract a less in-market user base. Internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.
We also purchase automotive-related keywords by anticipating what words, terms and phrases consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology like Alexa, Google Assistant or Siri may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing, communications and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $136.5 million and $151.9 million on sales and marketing during the years ended 2021 and 2020, respectively.
We strive to decrease incremental user acquisition costs by scaling our business and revenues. In the past, our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit the recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, our growth, results of operations and financial condition could be materially adversely affected.
Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the ongoing industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortage, see the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.”
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
Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, recent versions of Apple’s iOS software require all applications on iPhones running that operating system to request permission from users before using their personal data. Because of this, Meta and other companies have restricted our ability to use the data of users of their platforms who are directed to our webpages or application. These restrictions have negatively impacted the effectiveness of our digital marketing, and we expect that similar future restrictions imposed on us by other third parties similar to Apple and Meta could have similar impacts, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.
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
Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon-hosted digital automotive showrooms, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars.com;
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
Actions Brought by Regulators and Other Governmental Authorities
In 2015, we received a letter from the Texas Department of Motor Vehicles, which we refer to as the Texas DMV Notice, asserting that certain aspects of our advertising in Texas constituted false, deceptive, unfair or misleading advertising within the meaning of applicable Texas law. We then responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter following our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.
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
Actions Brought by Dealers, Consumes and Other Third Parties
In 2015, we were named as a defendant in a lawsuit filed by the CNCDA in the California Superior Court for the County of Los Angeles. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed.

Also in 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles by numerous dealers participating on the TrueCar platform. The complaint, as subsequently amended, sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Later that year, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that while this litigation is currently resolved, it could be re-commenced at a later date.
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
***
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
Laws Relating to Financial Products
The provision of financial products, including related to the purchase or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financial products, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular, including products that may involve a credit application or access to consumer credit scores. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services, including products and services that we may offer in the future, are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action against us and certain of our then-current and former officers and directors in the U.S. District Court for the Central District of California, which we refer to as the Milbeck Federal Securities Litigation. The complaint, as amended, sought an award of unspecified damages and other relief based on allegations that the defendants made false or misleading statements about our business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of applicable securities laws in connection with our secondary offering of common stock that occurred during the class period. On May 26, 2020, the case was dismissed pursuant to a settlement. As a result, the Milbeck Federal Securities Litigation is resolved, and we do not anticipate a loss related to this matter, because the settlement was covered by our directors’ and officers’ liability insurance. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named us, certain of our then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action, which we refer to as the Delaware Consolidated Derivative Litigation. On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation has been resolved.
Following the court’s decision, the plaintiffs sent a letter to us demanding that we pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, our board of directors established a special committee of the board, which we refer to as the Special Committee, to investigate the claims in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation (described below) and other related stockholder demands. In October 2021, following the aforementioned investigation, our board of directors adopted the Special Committee’s recommendation that our board refuse the demands in their entirety and conclude that no further action is necessary.
Further, in December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers and USAA as defendants. The plaintiff sought an award of damages against the defendants on our behalf and various alleged corporate governance reforms. Following the board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims on June 22, 2022. As a result, the Lee Derivative Litigation is resolved, and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
For example, the total consideration of $135 million payable in connection with the divestiture of our ALG subsidiary in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will receive any of the $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the definitive documentation giving effect to the ALG divestiture.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. Further, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations and in July 2021, President Biden called upon the FTC to restore the Federal Net Neutrality Regulations. As a result, there is considerable uncertainty in this area of the law and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our revenue grew from $38.1 million in 2010 to $231.7 million in 2021. However, our rate of revenue growth declined from 2017 to 2018 and our overall revenue declined by 16.8% in 2020 to $278.7 million and by a further 16.9% in 2021 to $231.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $494.4 million at September 30, 2022. During the nine months ended September 30, 2022, we had a net loss of $100.5 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
The impairment of our goodwill, or any intangible or other long-lived assets or investments has required us, and could further require us in the future, to record a non-cash charge to our earnings, which has materially and adversely affected our results of operations, and may again in the future.
At September 30, 2022, we had intangible assets of$15.2 million and, prior to the interim quantitative impairment test discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the three months ended September 30, 2022.
We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our goodwill, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. As a result, the carrying value of our goodwill, to the extent it is regained in the future, and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangible assets. Impairments to our goodwill have materially and adversely affected our results of operations, and could again in the future, as could reductions in the carrying value of any intangible assets.
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
In the second quarter of 2020, California enacted legislation suspending net operating loss deductions for taxpayers with more than $1 million of business income and imposing a $5 million cap on the use of tax credits effective for tax years 2020 through 2022. Legislation enacted by California in the first quarter of 2022 restored net operating loss deductions and removed the limit on tax credits for the 2022 tax year. For the impacted tax years, including 2020, during which we recognized net taxable income in California due to the divestiture of our ALG subsidiary, California taxes that otherwise could have been offset by California net operating losses, which are limited to a 20-year carryforward period, will instead need to be offset by our California research and development credits, which do not expire (i.e., can be carried forward indefinitely), up to the $5 million annual cap. As a result, our tax assets may be or have been diminished. We continue to monitor and evaluate the impact of potential and enacted changes in applicable federal and state tax law.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the ongoing automobile inventory shortage and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters, and may refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the nine months ended September 30, 2022, the trading price of our common stock fluctuated from a low of $1.50 per share to a high of $4.085 per share. For the fiscal year ended December 31, 2021, the trading price of our common stock fluctuated from a low of $3.08 per share to a high of $6.25 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of September 30, 2022, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 69% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2022, approximately 91.0 million shares of our common stock were outstanding. In addition, as of September 30, 2022, there were 5.2 million shares underlying options and 10.5 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.2 million shares (including vested options) as of September 30, 2022 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the three months ended September 30, 2022. Further, Congress recently enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which will likely increase the costs of repurchasing shares of our common stock after the tax goes into effect on January 1, 2023. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

TRUECAR, INC.

Date:	November 8, 2022	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)