Form 10-K
period 2022-12-31
TrueCar, Inc.
filed 2023-02-24
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3807511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1401 Ocean Avenue, Suite 200
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $229,737,867 based upon the closing price reported for such date on the Nasdaq Global Select Market.
    As of February 17, 2023, the registrant had 88,693,998 shares of common stock outstanding.

Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

    As used in this Annual Report on Form 10-K, the terms “TrueCar,” the “Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc., Digital Motors, Inc and TrueCar Wholesale Solutions, Inc. unless the context indicates otherwise. TrueCar Dealer Solutions, Inc. is referred to as “TCDS” and Digital Motors Corporation is referred to as “Digital Motors.”

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
•We rely on relationships with data providers and may experience interruptions in the data feeds they provide, which could adversely affect our current and future product offerings, including TrueCar+ to users and dealers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers.
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

    We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we partner with and operate our platform on a co-branded basis for over 250 leading brands and organizations such as AARP, Sam’s Club, Navy Federal Credit Union, and American Express. We enable users of these sites to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufactures, known in the industry as OEMs, to connect with TrueCar users during their purchase process and efficiently deliver targeted incentives to consumers, based on their affiliation with our affinity group partners.
    We benefit consumers by providing information related to what others have paid for a make, model and trim of car in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers and compare that price to the market average. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to target their incentive spending more effectively at deep-in-market consumers during their purchase process.
    Our network of TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
    Our subsidiary, TCDS, provides our Trade and Payments solutions as part of our Access and TrueCar+ offerings. TCDS also supports our Sell Your Car product. Our Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in and enables them to obtain a guaranteed price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology that we acquired from our subsidiary DealerScience (prior to its dissolution) to help consumers calculate accurate monthly payments, expedite vehicle desking (which is the process of presenting and agreeing upon financial terms and financing options) and streamline the consumer’s experience from shopping to showroom.
Products and Services

Consumer

    Consumers interface with us through our TrueCar-branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications.

    The following are key elements of our core leads-based consumer experience:

    Research & Discovery. We provide information to consumers in the form of verified owner ratings and reviews, data-driven vehicle rankings, editorial content and in other formats that allow consumers to research, compare and discover the right vehicle based on their preferences.

    New Car Build Experience. We provide an experience where consumers can enter their zip code and select their preferred make, model, trim and options, and then, in most instances, immediately see actual nearby cars that are generally consistent with their preferences. Also, in most instances, we present consumers with a graphical distribution of what others in the local market paid for a similar vehicle make, model and trim. Within this distribution, we include MSRP and the Market Average, a proprietary calculation based on recent transactions, that provides an understanding of what others have paid for similarly configured vehicles. This information enables consumers to evaluate a potential price in the context of broader market data. When ready, consumers can proceed to register and connect with local Certified Dealers that can provide upfront, personalized price offers on in-stock inventory that is generally consistent with consumers’ build preferences. Consumers are provided the option to connect with one or more local dealers in order to get the right deal on the car they want and proceed with purchase.

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

    TrueCar Deal Builder. After consumers have identified a vehicle in which they are interested and received a price offer from a dealer subscribed to one of our Access packages discussed further below, we allow them to further customize their “deal” through our TrueCar Deal Builder, including their vehicle trade-in and payment. If consumers intend to trade in a vehicle in connection with their purchase, or sell their vehicle to a dealer, they can obtain a conditional price offer on the trade-in vehicle through our Trade solution. The Deal Builder also allows consumers to customize a loan or a lease and approximate monthly payments, inclusive of applicable incentives, taxes and fees and based on self-reported credit score, loan or lease term and other factors. Beyond receiving a trade-in offer and estimating their payment, consumers using our TrueCar Deal Builder functionality can learn about and indicate interest in commonly available service and protection plans, send questions to the dealer, schedule a test drive or schedule an appointment to finalize the deal for their vehicle of interest. We view the Deal Builder as an important component of our efforts to create a seamless car-buying experience.

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

Dealer

    Our network of TrueCar Certified Dealers interfaces with our platform primarily through our Dealer Portal, an application that can be accessed online or using a mobile device. The Dealer Portal is considered a sales enhancement tool, and it enables dealers to access unique information on their prospects unavailable to them in their standard customer relationship management, or CRM, software. The Dealer Portal allows dealers to assess the competitiveness of their vehicle pricing relative to their market, create vehicle pricing rules, manage Sponsored Listings, access details on potential buyers’ wants and needs, create custom detailed offers based on vehicles in stock, manage how their dealership profile appears on the network and assess their competitive market performance on vehicles sold through their dealership, among a number of other administrative and management tools.

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

    TrueCar Access. We also offer dealers our TrueCar Access package, comprised of our Trade and Payments solutions. Through our Trade solution, participating dealers benefit from a third-party guarantee on the instant True Cash Offer presented to consumers on their trade-in vehicle. This third-party guarantee is provided by a former affiliate of ours (the Accu-Trade business) and allows dealers to honor the trade-in price without assuming any risk. As of March 2022, the Accu-Trade business has been acquired by Cars.com Inc. On January 18, 2023, we received notice from Cars.com that it intended to terminate our agreement. We expect that our relationship with the Accu-Trade entity will end effective May 1, 2023. As we wind down our commercial relationship with Accu-Trade, we intend to continue providing our Trade solution to participating dealers, which will allow consumers to receive estimates from dealers on their trade-vehicles. We intend to replace the service previously offered by Accu-Trade with a service offered by our subsidiary, TrueCar Wholesale Solutions, Inc. Through our Payments solution, participating dealers can show consumers accurate estimates of their monthly lease or loan payments with digital retailing tools that span the buying and selling lifecycle. We have historically offered the Trade and Payments products separately, and continue to do so for certain dealers. Dealers can access these tools through the Dealer Portal referred to above.

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

Affinity group marketing partners

    We currently power the auto buying programs for more than 250 affinity group marketing partners that include some of the nation’s largest brands and membership-based organizations. Our affinity group partner network is an important part of our business and enables TrueCar Certified Dealers to increase their exposure to car shoppers.

TrueCar+

    Our TrueCar+ offering incorporates elements of an “end-to-end” car-buying experience for consumers, which, when complete, we envision will allow them to complete all of the steps of purchasing a vehicle from participating TrueCar Certified Dealers, from researching vehicles, to trading in their current vehicles, to obtaining insurance and financing products, to accepting delivery and signing the necessary legal documents, all without leaving their homes.

    As of December 31, 2022, our TrueCar+ offering is available in six states following the commercial launch in Florida in the first quarter of 2022 and the expansion of TrueCar+ into five additional states in the Southeast (Alabama, Georgia, North Carolina, South Carolina, and Tennessee), announced in fourth quarter of 2022. During 2022, we expanded the inventory available through TrueCar+ and continued to grow and curate participating dealers. Vehicle shoppers in our TrueCar+ marketplace are currently able to find their car, get full credit approval from a dealer’s preferred lending partners, and customize their desired vehicle by adding accessories and protection products offered by the dealer. In 2022 our credit offering was upgraded, leveraging Digital Motors technology to expand lender coverage from fewer than 50 to more than 1,500 auto lenders nationwide.

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

    We also support initiatives for our affinity group marketing partners. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including television, email, direct mail, website development, print, online advertising, Internet search engine marketing, Internet search engine optimization and social networking.

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

    At December 31, 2022, we had 73 U.S. issued patents, 21 pending U.S. patent applications, 9 issued foreign patents and no pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2041. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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
Regulatory Matters
    Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, to consumers, the dealers from which we derive a significant portion of our revenues do sell motor vehicles. These regulations limit the business that we can conduct, the offerings we provide and the manner in which we can compete in the market. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. Additionally, as discussed in greater detail under “Risk Factors” herein, we have from time to time been required to devote material resources to defend ourselves from allegations of violations.

    In order to operate in this highly-regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of the dealers in our dealer network could be challenged. As one example, as we transition out of our relationship with Accu-Trade, our subsidiary, TrueCar Wholesale Solutions, Inc., intends to apply for a wholesale dealer’s license, so that it will be able to purchase vehicles from consumers and sell those vehicles to other licensed dealers in support of our Trade and “Sell Your Car” product offerings. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, our business or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

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
Human Capital Resources
    At December 31, 2022, we had 441 full-time employees nationwide. We have a dynamic workforce policy, pursuant to which our employees work from home on a permanent basis. Our dynamic workforce policy allows us to sublet most of our leased office spaces. We engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

    We view our people as our most important capital asset, in which we strive to invest to develop talent and growth to build their capabilities. We leverage both extrinsic and intrinsic motivators. Base pay for all of our positions is benchmarked to relevant external peer and role comparators and determined based on level expectations and proficiency evaluations within the applicable level. Equity awards for new hires are based on the employee’s position, prior experience, qualifications and the market for particular types of talent. Additional equity grants are based on employee contribution, potential and retention objectives. Equity awards generally have long-term (four year) vesting periods to align our employees with our long term success. Non-executive employee cash bonuses are based on company financial and individual performance. The executive cash bonus program is based on company financial performance and the attainment of key strategic objectives under the annual plan approved by the Compensation and Workforce Committee of our Board of Directors. After the end of the fiscal year, the Committee reviews performance against plan objectives and determines the actual payout of the bonus. Members of our dealer organization are eligible for incentive compensation in lieu of the corporate bonus program, which is based on attainment of key activities or the completion of key objectives deemed important by department and company leadership for the growth and maintenance of our dealer network. We also consider the health insurance and other benefits that we provide to be an important part of our overall compensation package.

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

The reduced inventory and increased prices have had, and may continue to have, several negative effects on us, including: a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending and a limitation on the effectiveness of our advertising, as detailed in the risk factor “The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful”; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives, as detailed in the risk factor “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results”; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and, as detailed in the risk factor “The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, our inventory supply and certain key elements of our TrueCar Deal Builder’s functionality, any of which would negatively affect our business,” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.

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

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we first observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021 we have experienced a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

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

For example, we currently offer an Access package containing our Payments and Trade solutions to our dealers. In March 2022, our original agreement was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. and the related redemption of our 20% ownership interest in Accu-Trade. Accu-Trade, as a subsidiary of Cars.com, supplies the valuation data we use in providing offers and guarantees those offers to dealers. Accu-Trade’s services are provided at no cost to the us during the first year of the agreement and the agreement is cancellable by either party thereafter on 60 days’ notice. On January 18, 2023, we received notice from Cars.com that it intended to terminate our agreement with the Accu-Trade entity effective May 1, 2023. Although we intend to continue offering our Trade and “Sell Your Car” products with the support of our affiliate, TrueCar Wholesale Solutions, Inc., instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider any such replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreases the value our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TrueCar Wholesale Solutions, Inc. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected.

Also, since 2020, we have introduced a number of other products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with financial institutions to, among other things, allow consumers to pre-qualify for a car loan, and review their credit score to facilitate financing quotations. We have introduced, and intend to continue to introduce, additional other products to facilitate the implementation of our TrueCar+ offering. However, because these products are new and may be relatively untested, we may be unable to anticipate issues that arise following their introduction. This has resulted in our product development and rollout being an iterative process in which we may modify, pause or cease certain features or products, and we expect to continue this approach with future offerings. Consumers and dealers may view past or future alterations or removals of TrueCar+ features or products in a negative light, which could adversely affect the prospects of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the risk factor “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.”

Further, we completed the acquisition of Digital Motors Corporation in the second quarter of 2022. The acquisition was undertaken in part to allow us to pursue the integration of certain features of Digital Motors’ existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. For example, in the fourth quarter of 2022 we employed certain elements of Digital Motors’ credit application routing product to replace services that to that point had been supplied by a third-party vendor. However, we cannot guarantee that the benefits of any such integration will make TrueCar+ or any other offerings more attractive to dealers and consumers. For more information on potential risks related our acquisitions and similar transactions, refer to the risk factor “We have in the past undertaken and may in the future pursue acquisitions, divestitures, investments and other similar transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and if we do not manage them successfully or if acquired entities or investments fail to perform as expected, our financial results, business and prospects could be harmed.”

Our TrueCar+ offering was structured as a pilot program in the initial stages of its rollout and dealers were able to access the offering for free during that period. At the beginning of 2023, we began monetizing our TrueCar+ offering which resulted in some dealers choosing to end their access to the offering and could result in decreased rates of dealer participation in the future. If we are not successful in rolling out the TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.

The coronavirus pandemic and the responses to it by governments, organizations and individuals materially and negatively affected our business. We cannot predict the extent to which our business may continue to be disrupted by it and its effects in the future.

Responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles during the pandemic. In some jurisdictions, shelter-at-home orders, or other orders related to the pandemic, impeded car sales. On top of these legal restrictions, the economic uncertainty and the large number of consumers who were unemployed, as well as the decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars.

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

Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, uncertainty continues to surround the pandemic’s duration and its long-term effect on governmental, economic and societal conditions. We cannot predict or prepare for every eventuality, and our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected. For example, consumer demand for cars could be permanently decreased if remote working remains prevalent in the long term, reducing the need for workers to commute. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.

Further, we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.

Additionally, since the first quarter of 2020, all of our employees have been on mandatory work-from-home status, a transition that was implemented to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities. In the future, we may permit or require certain employees to return to our offices, which could create a transition period in which business is disrupted or employee attrition, morale and productivity is negatively affected.

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

The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, our inventory supply and certain key elements of our TrueCar Deal Builder’s functionality, any of which would negatively affect our business.

As discussed in more detail under the risk factor “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to our consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business,” we depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas.

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

•our ability to provide our TrueCar+ offering in a manner that is user-friendly, accepted by dealers and differentiated from the offerings of our competitors;

•our ability to launch other new products that are effective and have a high degree of consumer engagement;

•our ability to constantly innovate and improve our existing products, including in response to changes in consumer and dealer behavior and preferences, whether in response to the coronavirus pandemic, the macroeconomic environment or otherwise;

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, and in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips dropped from 17.0 million in 2019 to 14.5 million in 2020, 14.9 million in 2021 and 13.8 million in 2022, according in each case to the Bureau of Economic Analysis.

Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the rising costs of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. Similarly, a change in gasoline prices, such as the increases in gasoline prices following Russia’s invasion of Ukraine in February 2022 and the implementation of sanctions against Russia by Western and other governments, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network, and which is a transaction structure we are not currently able to monetize.

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022, implemented to date in 2023 and those additional increases currently forecast to occur in 2023, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending” or other factors may also increase the amount of time that consumers spend between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.

Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation, such as the twelve months ending June 30, 2022, during which consumer prices increased 9.1% according to the Department of Labor, and while increases in inflation have slowed in intensity since summer 2022, we cannot predict the extent prices will continue to rise, or the long-term effects these conditions may have on consumer behavior. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, increasing interest rates on loans, global supply chain challenges, such as those resulting from the ongoing automotive microchip shortage, which has disrupted automobile production, automotive tariffs, natural disasters and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In 2022 and 2021, respectively, we derived approximately 2.7% and 3.7% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 have reduced manufacturers’ incentive spending. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.

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

Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter of 2020 because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. For more information on the impact of the pandemic on our business, refer to the risk factor “The coronavirus pandemic and the responses to it by governments, organizations and individuals materially and negatively affected our business. We cannot predict the extent to which our business may be disrupted by it and its effects in the future.” Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above.

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

Our primary source of revenue consists of fees paid by TrueCar Certified Dealers to us in connection with the opportunity to sell automobiles to our users. In addition, our value proposition to consumers depends on our ability to provide pricing information on automobiles from a sufficient number of automobile dealers by brand and in a given consumer’s geographic area. If our relationships with our network of TrueCar Certified Dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our revenue and ability to maintain and grow unique visitor traffic would be adversely affected.

For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2022, our franchise dealer count was 7,924.

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

Similarly, if dealers come to view our products and services, in particular the products and services associated with TrueCar+ which we are currently rolling out to dealers, in a negative light, whether because they perceive them as competing with their own offerings or otherwise, our dealer network could be adversely affected.

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

We have experienced management turnover such as this in the past. For example, in 2019, we experienced significant turnover in our top executives, including the departures of our chief executive officer, chief technology officer and chief marketing officer and the replacement of our chief financial officer, chief people officer and executive vice president of dealer solutions, and in 2020, after nine months of service in an interim capacity, our board of directors appointed Michael Darrow as our chief executive officer. Also in 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. In 2021, we hired a new chief financial officer and a new head of product, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer, and in 2022, we hired a new chief people officer and a new head of sales. As a result of this turnover and open positions, our remaining management team took on increased responsibilities.

Management transitions are often difficult and inherently cause some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to fill any vacant roles and train any new hires could disrupt our business. If we are unable to successfully identify and attract adequate candidates for any vacancies in our management roles in a timely manner, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we seek. The search for candidates for these positions has resulted, and may in the future result, in significant recruiting and relocation costs.
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

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units, performance-based restricted stock units and stock options. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years, including the termination of the USAA partnership, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. Further, the equity incentive plans under which we grant our employees stock-based compensation as well as the number of shares issuable thereunder are subject to periodic stockholder approval, which may restrict our ability to authorize the number of stock-based incentive awards to the extent we believe necessary to compensate our employees. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

We may fail to respond adequately to changes in technology and consumer demands that could lead to decreased demand for automobiles on our platform.

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

Additionally, we are not currently able to monetize transactions in which manufacturers sell new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states, for example. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers are also promoting “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.

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

Further, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to certain technical standards, including accessibility and security standards, more stringent than those that we believe are currently required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing the standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance.
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

Finally, as described in greater detail in the risk factor “If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects could be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering as well as our TrueCar Deal Builder and our ability to provide users with certain information about others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings.

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

We allow some of our users to choose how dealers contact them other than by email, whether both by telephone and by text message or only by text message. We believe that allowing users to select their methods of communication is beneficial to both consumers and dealers, but we cannot assure you that they will agree. To the extent that dealers perceive text-message connections to be less valuable, for example because dealers believe that they are able to sell fewer cars to our users when using it, our business and results of operations could be negatively affected.

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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing, communications and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $104.5 million and $136.5 million on sales and marketing during the years ended 2022 and 2021, respectively.

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

Our competitors could significantly impede our ability to expand and optimize our network of TrueCar Certified Dealers and to reach consumers. Our competitors may also develop and market new technologies, including end-to-end consumer car-buying experiences that may compete with our TrueCar+ offering, that render our existing or future products and services less competitive, unmarketable or obsolete. Moreover, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced and our operating results will be negatively affected.

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
Further, our competitors may face challenges to their businesses distinct from the challenges we face, because of, among other things, the differences in the products and services offered by our competitors compared to those we offer, or because of the differences in the business and financial strategies of our competitors compared to our own. In some cases, particularly with respect to competitors whose business or financial challenges garner significant publicity, this could result in increased skepticism from consumers, dealers and investors of our own business and products, including our TrueCar+ service, as our product and services, or our industry generally may come to be viewed in a negative light. Further, to the extent we generate revenue from doing business with certain of our competitors, such as our competitors that list their own vehicles on our platform, our own revenue may decline as a result of challenges to the business of our competitors.

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

Further, as we expand our business model to offer new products or services, we may become subject to motor vehicle sales, advertising and brokering laws that have not historically applied to our business and with which we are not operationally experienced. For example, as we wind down our commercial relationship with Accu-Trade as discussed in the risk factor entitled “If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects would be adversely affected,” we intend to provide certain services to our dealers and users with the support of our affiliate, TrueCar Wholesale Solutions, Inc., instead of Accu-Trade. This will result in TrueCar Wholesale Solutions, Inc. being subject to laws and regulatory schemes with which we have no previous operational experience. It may also result in TrueCar, Inc. being subject to laws and regulatory schemes that were not previously applicable to our business.

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

Actions Brought by Dealers, Consumers and Other Third Parties

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

Laws Relating to Financial Products

The provision of financial products, including related to the purchase or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financial products, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular, including products that may involve a credit application or access to consumer credit scores. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services, including products or services that we may offer in the future, are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

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

Our business, TrueCar Certified Dealers and the automotive industry may be impacted by laws, regulations and other policies put in place in response to climate change.

Federal, state and local governmental authorities have enacted, and will likely continue to enact initiatives aimed to mitigate the long-term impacts of climate change. Although some of these initiatives may not be directly applicable to our business, many impact the larger automotive ecosystem. For example, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. Substantial changes to fuel economy requirements or new restrictions on GHG emissions that may be imposed on vehicles and fuels could adversely affect consumer demand for vehicles or increase the costs of operations for manufacturers and dealers. We also cannot predict whether future regulations will be designed to apply directly to businesses such as ours, which may be viewed by regulators as promoting the use and consumption of fossil fuels.

Consumers may also change their behavior as a result of concerns over climate change, including by seeking to reduce their reliance on automobiles generally or increasing demand for electric vehicles, some of which, as described elsewhere in these risk factors, are sold directly to consumers by manufacturers without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network.

Further, in March 2022, the SEC proposed broad rules requiring increased climate change-related disclosure in certain public company SEC filings, and while the full impact that these requirements may have on our own reporting obligations is not yet clear, any future increase in our reporting obligations from these proposed rules or future rules may require us to spend significant resources and divert management attention.

We cannot guarantee that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.

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

In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisitions of DealerScience in 2018 and Digital Motors in 2022, our investment in Accu-Trade in 2019 and divestment thereof in 2022 and our divestiture of our ALG, Inc. subsidiary, or ALG, in 2020.

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

For example, the total consideration of $135 million payable in connection with the divestiture of ALG in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but we cannot guarantee that we will receive any of the $15 million amount of the remaining contingent payment because of a number of factors that are beyond our control, including broader macroeconomic factors referred to elsewhere in this “Risk Factors” section as well as the fact that we have no control over ALG’s operations or business strategy other than through certain limited operational covenants set forth in the definitive documentation giving effect to the ALG divestiture.
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment.

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

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past experienced, and may in the future experience, interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. To the extent that our consumer base, the number of TrueCar Certified Dealers and the number of parties with which we maintain commercial relationships grow, we would need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy consumers’ and dealers’ needs and maintain and grow business operations with commercial partners, and we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.

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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 16.9% in 2021 to $231.7 million and by a further 30.3% in 2022 to $161.5 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:

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

We have not been profitable since inception. We had an accumulated deficit of $512.5 million at December 31, 2022. During the year ended December 31, 2022, we had a net loss of $118.7 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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
The impairment of our goodwill, or any intangible or other long-lived assets or investments has required us in the past, and could further require us in the future, to record a non-cash charge to our earnings, which has materially and adversely affected our results of operations, and may again in the future.

At December 31, 2022, we had intangible assets of $14.0 million and, prior to the interim quantitative impairment test discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.

We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our goodwill, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. As a result, the carrying value of our goodwill, to the extent it is regained in the future, and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangible assets. Impairments to our goodwill have materially and adversely affected our results of operations in the past, and could again in the future, as could reductions in the carrying value of any intangible assets.

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

We had federal net operating loss carryforwards that begin to expire in the year ending December 31, 2034 and state net operating losses that began to expire in the year ending December 31, 2022. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. We had federal research and development credit carryforwards that begin to expire in the year ending December 31, 2040 and state research and development credit carryforwards that can be carried forward indefinitely.

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

States may also enact legislation that effectively diminishes our tax assets, such as the suspension California placed on the ability for certain companies to deduct net operating losses between 2020 and 2021, which impacted our ability to offset income received from the 2020 divestiture of our ALG subsidiary in California with net operating losses.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible in the current year and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. Unless postponed or modified through legislative processes, this mandatory capitalization may increase our cash tax liabilities.

We continue to monitor and evaluate the impact of potential and enacted changes in applicable federal and state tax law.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the ongoing automobile inventory shortage and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters, and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

 The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the year ended December 31, 2022, the trading price of our common stock fluctuated from a low of $1.30 per share to a high of $4.085 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of December 31, 2022, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 66% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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

At December 31, 2022, 88,439,088 shares of our common stock were outstanding. In addition, as of December 31, 2022, there were 5.1 million shares underlying options and 10.0 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.1 million shares (including vested options) as of December 31, 2022 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

    We lease our principal office in Santa Monica, California. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

    Please refer to the disclosure under the heading “Legal Proceedings” in Note 11 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

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

Holders of Record

    As of February 17, 2023, there were 126 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    Share repurchase activity during the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	3,000,000	$1.56	3,000,000	$45,774,521
November 1, 2022 - November 30, 2022	—	N/A	—	$45,774,521
December 1, 2022 - December 31, 2022	—	N/A	—	$45,774,521

    On August 6, 2020, the Company issued a press release announcing that its Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the Company’s common stock through September 30, 2022. In May 2021, the Company’s Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the term of the share repurchase program until September 30, 2024.

Sales of Unregistered Securities

    None.

Stock Performance Graph

    The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2017 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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
Our subsidiary, TCDS, provides our Trade and Payments solutions. TCDS also supports our Sell Your Car product. Our Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in and enables them to obtain a guaranteed price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. Our Payments solution leverages the digital retailing technology from our DealerScience acquisition to help consumers calculate accurate monthly payments.

Finally, our former ALG subsidiary provided forecasts and consulting services regarding determination of the residual value of an automobile at given future points in time. These residual values are used to underwrite automotive loans and leases to determine payments by consumers. In addition, financial institutions use this information to measure exposure and risk across loan, lease, and fleet portfolios. On November 30, 2020, we divested ALG to J.D. Power. See Note 5 to our consolidated financial statements included herein for further details.

During the year ended December 31, 2022, we generated revenues of $161.5 million and recorded a net loss of $118.7 million.

Market Environment

Events surrounding the ongoing COVID-19 pandemic have resulted and will continue to result in significant economic disruptions. We continue to experience the negative effects of COVID-19 on our business, operations and financial results as reflected in the year over year decline in revenues, and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. OEMs have been forced to cut production as supply-chain disruption due to the pandemic resulted in a global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation for future rate hikes are starting to have their intended impact on the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also weighing on consumer sentiment. Higher interest rates could also reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. The inventory shortage along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part I, Item 1A, Risk Factors, for additional disclosures of risks related to COVID-19, the global automotive semiconductor chip shortage, and rising interest rates.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2022	2021	2020
Average Monthly Unique Visitors	7,371,898	8,636,501	8,354,082
Units (1)	340,940	607,667	766,413
Monetization	$472	$380	$352
Franchise Dealer Count	7,924	8,482	10,589
Independent Dealer Count	4,148	4,013	3,794

(1)We issued full credits of the amount originally invoiced with respect to 7,736, 14,912, and 17,655 units during the years ended December 31, 2022, 2021, and 2020, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

The number of average monthly unique visitors decreased 14.6% to approximately 7.4 million for the year ended December 31, 2022 from approximately 8.6 million for the year ended December 31, 2021. The decrease was due to our lower marketing spend deployed as a result of constrained dealer inventory during the year ended December 31, 2022.

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

The number of units decreased 43.9% to 340,940 for the year ended December 31, 2022 from 607,667 for the year ended December 31, 2021. The unit decrease was primarily due to lower automobile inventory levels resulting from the global semiconductor chip shortage.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 24.2% to $472 during the year ended December 31, 2022 from $380 during the year ended December 31, 2021, and was primarily due to a higher unit mix shift to used cars that provide higher monetization than new cars, a higher monetization associated with franchise and independent dealer subscription arrangements, and the additions of our Sell Your Car and Distance Retailing offerings in 2022.

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

Our franchise dealer count decreased to 7,924 at December 31, 2022 from 8,482 at December 31, 2021 and from 10,589 at December 31, 2020. The decline in franchise dealer count was primarily due to certain franchise dealers scaling back their spending on marketing as a result of automobile inventory shortages.

Independent Dealer Count

We define independent dealer count as the number of independent dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count increased to 4,148 at December 31, 2022 from 4,013 at December 31, 2021 and from 3,794 at December 31, 2020.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, (gain) loss from equity method investment including impairment charges, certain litigation costs, certain restructuring costs, certain transaction costs, changes in the fair value of contingent consideration liability, goodwill impairment, other income, lease exit costs, impairment of right-of-use assets, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.

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

    The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (loss) income	$(118,685)	$(38,329)	$76,544
Income from discontinued operations, net of taxes	—	(40)	(96,383)
Loss from continuing operations	(118,685)	(38,369)	(19,839)

Non-GAAP adjustments:
Interest income	(2,565)	(52)	(462)
Depreciation and amortization	16,520	16,279	20,547
Stock-based compensation	17,681	20,395	23,077
(Gain) loss from equity method investment (1)	(1,845)	5,404	1,989
Certain litigation costs (2)	—	—	(1,939)
Restructuring charges (3)	—	—	8,346
Transaction costs (4)	1,200	—	—
Change in fair value of contingent consideration liability	359	41	182
Goodwill impairment (5)	59,775	—	8,264
Other income	(40)	(667)	(198)
Lease exit costs (6)	214	—	—
Impairment of right-of-use (“ROU”) assets (7)	—	1,652	2,136
Provision for (benefit from) income taxes	(2,560)	206	(6)
Adjusted EBITDA	$(29,946)	$4,889	$42,097

(1)The excluded amounts include a $1.8 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade during the first quarter of 2022, and a $4.1 million impairment charge on our equity method investment in Accu-Trade in the fourth quarter of 2021.
(2)For the year ended December 31, 2020, the excluded amount represents a $2.0 million payment received from one of our insurance carriers in settlement of a lawsuit we brought in the fourth quarter of 2017 to recover insured legal fees. We believe the exclusion of the legal fees recovery is appropriate to facilitate comparisons of our core operating performance on a period-to-period basis.
(3)The excluded amount represents charges associated with the restructuring plans undertaken in the second quarter of 2020 to improve efficiency and reduce expenses. We believe excluding the impact of these charges is consistent with our use of these non-GAAP measures as we do not believe they are a useful indicator of our ongoing operating results.
(4)The excluded amount represents external legal, accounting, consulting and other third-party fees and costs we incurred in connection with the Digital Motors acquisition. The excluded amounts also included a $0.25 million associated with acceleration of unvested options to purchase shares of Digital Motors stock held by Digital Motors employees at the time of the acquisition that are accounted for as post-combination compensation expense. These expenses are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We consider these fees and costs, which are associated with merger and acquisition transactions outside the normal course of our operations, to be unrelated to our underlying results of operations and believe that their exclusion provides investors with a more complete understanding of the factors and trends affecting our business operations.
(5)The excluded amounts represent non-cash impairment charges we recognized on our goodwill during the third quarter of 2022 and the first quarter of 2020.
(6)The excluded amount represents lease exit costs and early termination gains associated with one of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

(7)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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

TrueCar Trade revenue consists of dealers who pay monthly subscription fees that vary depending on the level of trade service selected and fees paid for our Sell Your Car product. Depending on their subscription terms, some dealers pay additional transaction fees for each vehicle purchased from a consumer that was introduced via TrueCar Trade. In 2022 we phased out the selling of TrueCar Trade subscription packages and transitioned dealers to Sell Your Car, for which we charge fees under a per-introduction or guaranteed-introductions model.
DealerScience revenue consists of monthly subscription fees paid by dealers for access to DealerScience’s products and services. DealerScience provided dealers with advanced digital retailing software tools that allowed them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. Beginning in 2021 and continuing through 2022, we phased out selling substantially all of DealerScience’s products and services.
OEM Incentives Revenue. OEM incentives revenue consists of fees paid by automobile manufacturers, or OEMs, to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These OEMs pay us a per-vehicle fee for promotion of the incentive.

Other Revenue. Other revenue consists primarily of fees earned associated with the USAA transition services agreement for the year ended December 31, 2020.

For a description of our revenue accounting policies, see Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements.

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including data center costs; hosting fees; data processing costs required to deliver introductions to our network of TrueCar Certified Dealers; employee costs related to certain dealer operations; and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our statements of comprehensive income (loss).

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

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2022 and December 31, 2021, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense (benefit) is significantly less than the federal statutory rate of 21%. Our benefit from income taxes for the year ended December 31, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets. Our provision for income taxes for the year ended December 31, 2021 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

We had federal net operating loss carryforwards of approximately $309.8 million and state net operating loss carryforwards of approximately $242.0 million at December 31, 2022. At December 31, 2022, we also had federal and state research and development credit carryforwards of approximately $1.1 million and $11.2 million, respectively. Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, with the finalization of our 2011 - 2020 research and development tax credit study in 2021, we estimate that certain federal research and development credit carryforwards may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2021 for the Section 383 limitation of $12.3 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, the American Rescue Plan Act of 2021 (ARP Act) was enacted to further extend economic relief from the impacts of COVID. The ARP Act includes, among other things, provisions relating to the extension of employee retention tax credits and credits for paid sick and family medical leave, repeal of a worldwide interest allocation election, changes to pension funding requirements, and expanded limits on executive compensation deductions. On August 16, 2022, the Inflation Reduction (IR) Act was enacted, including income tax incentives designed to encourage investment in renewable and alternative energy sources, adoption of electric vehicles and improvement in the energy efficiency of buildings and communities. To finance these incentives the law imposes a 15% corporate alternative minimum tax effective for tax years beginning after December 31, 2022 on certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax year period. The IR Act also includes an excise tax on net stock repurchases made after December 31, 2022. We estimate that the CARES, ARP, and IR Acts will not have a material impact on our tax expense (benefit), financial position or cash flows. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible in the current year and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. Unless postponed or modified through legislative processes, this mandatory capitalization may increase cash tax liabilities. On June 2020, California suspended the ability for certain companies to deduct net operating losses between 2020 and 2022, which impacted the ability to offset income received from the 2020 divestiture of our ALG subsidiary in California with net operating losses and resulted in the utilization of California research and development credits to offset California state taxes. Legislation enacted by California in the first quarter of 2022 restored the ability to deduct net operating losses for the 2022 taxable year. We continue to monitor and evaluate the impact of potential and enacted changes in applicable federal and state tax law.

See Note 14 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

    The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$161,524	$231,698	$278,678
Costs and operating expenses:
Cost of revenue	16,213	22,239	21,549
Sales and marketing	104,534	136,479	151,915
Technology and development	46,090	41,432	44,930
General and administrative	44,087	48,747	49,989
Depreciation and amortization	16,520	16,279	20,547
Goodwill impairment	59,775	—	8,264
Total costs and operating expenses	287,219	265,176	297,194
Loss from operations	(125,695)	(33,478)	(18,516)
Interest income	2,565	52	462
Other income	40	667	198
Gain (loss) from equity method investment	1,845	(5,404)	(1,989)
Loss from continuing operations before income taxes	(121,245)	(38,163)	(19,845)
Provision for (benefit from) income taxes	(2,560)	206	(6)
Loss from continuing operations	(118,685)	(38,369)	(19,839)
Income from discontinued operations, net of taxes	—	40	96,383
Net (loss) income	$(118,685)	$(38,329)	$76,544

Other Non-GAAP Financial Information
Adjusted EBITDA	$(29,946)	$4,889	$42,097

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2022	2021	2020
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	10	10	8
Sales and marketing	65	59	55
Technology and development	29	18	16
General and administrative	27	21	18
Depreciation and amortization	10	7	7
Goodwill impairment	37	—	3
Loss from operations	(78)	(14)	(7)
Interest income	2	*	*
Other income	*	*	*
Gain (loss) from equity method investment	1	(2)	(1)
Loss from continuing operations before income taxes	(75)	(16)	(7)
Provision for (benefit from) income taxes	(2)	*	*
Loss from continuing operations	(73)	(17)	(7)
Income from discontinued operations, net of taxes	—	*	35
Net (loss) income	(73)%	(17)%	27%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2022, 2021 and 2020

Revenues

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Revenues
Dealer revenue	$156,485	$222,000	$252,928	(29.5)%	(12.2)%
OEM incentives revenue	4,390	8,676	16,833	(49.4)%	(48.5)%
Other revenue	649	1,022	8,917	(36.5)%	(88.5)%
Total revenues	$161,524	$231,698	$278,678	(30.3)%	(16.9)%

Year ended December 31, 2022 compared to year ended December 31, 2021. The decrease in our revenues of $70.2 million, or 30.3%, in 2022 as compared to 2021 was mainly due to pressure on our close rates brought on by higher vehicle prices and limited new vehicle inventories associated with the global automobile semiconductor chip shortage. Dealer revenue, OEM incentives revenue, and other revenue comprised 96.9%, 2.7%, and 0.4%, respectively, of revenues for 2022 as compared to 95.9%, 3.7%, and 0.4%, respectively, for 2021. The decrease of $65.5 million in dealer revenue was primarily a result of lower inventory associated with the global automobile semiconductor chip shortage. The decrease of $4.3 million in OEM incentives revenue was driven by lower vehicle incentive volumes and by certain OEMs reducing or ending their programs as a result of lower inventory associated with the global automobile semiconductor chip shortage. Other revenue was relatively flat for the year ended December 31, 2022. The inventory constraints caused by a global semiconductor chip shortage are easing and new vehicle inventories are starting to recover, although they remain below the historical levels. Despite inventory recovery, vehicle affordability remains an issue due to elevated prices for vehicles, rising interest rates, and low OEM incentives. Our business will continue to be impacted by these macroeconomic trends.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$16,213	$22,239	$21,549	(27.1)%	3.2%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.0%	9.6%	7.7%

Year ended December 31, 2022 compared to year ended December 31, 2021. The decrease in cost of revenue of $6.0 million, or 27.1%, for 2022 as compared to 2021 was primarily driven by a $5.7 million decrease in data and licensing expenses due to a lower dealer count, and a decrease in fees paid to Accu-Trade related to a software and data licensing agreement which was terminated as part of the sale of our equity method investment in Accu-Trade.

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

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Sales and marketing expense	$104,534	$136,479	$151,915	(23.4)%	(10.2)%
Sales and marketing expense as a percentage of revenues	64.7%	58.9%	54.5%

Year ended December 31, 2022 compared to year ended December 31, 2021. Sales and marketing expenses decreased $31.9 million, or 23.4%, for 2022 as compared to 2021. The decrease primarily reflected a $22.0 million decrease in our branded media spend, an $8.6 million decrease in revenue share paid to our affinity marketing partners, and a $2.1 million decrease in stock-based compensation expenses. The decrease was partially offset by a $1.9 million increase related to travel and entertainment cost. We expect sales and marketing expenses to vary over the course of the year depending on the state of the automobile inventory and semiconductor chip shortages. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. Inventory shortages also impact the deployment of branded media spend, which was reduced when conversion rates fall and branded media spend becomes less efficient. However, we expect to incur incremental branded media expenses to support further rollout of our TrueCar+ initiatives.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Technology and development expenses	$46,090	$41,432	$44,930	11.2%	(7.8)%
Technology and development expenses as a percentage of revenues	28.5%	17.9%	16.1%
Capitalized software costs	$12,216	$11,781	$10,664	3.7%	10.5%

Year ended December 31, 2022 compared to year ended December 31, 2021. Technology and development expenses increased $4.7 million, or 11.2%, for 2022 as compared to 2021. The increase primarily reflects a $5.3 million increase in employee-related expenses associated with increased headcount as we continue to invest in TrueCar+, expand our product portfolio, and enhance our existing core offering. The increase was partially offset by a $0.9 million decrease in facilities costs.

Capitalized software costs increased $0.4 million for 2022 as compared to 2021 primarily due to an increase in internally-developed software of $0.2 million in addition to an increase in third-party software costs of $0.2 million.

We expect technology and development expenses to continue to be affected by variations in headcount in technology and product development.

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

General and Administrative Expenses

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
General and administrative expense	$44,087	$48,747	$49,989	(9.6)%	(2.5)%
General and administrative expense as a percentage of revenues	27.3%	21.0%	17.9%

Year ended December 31, 2022 compared to year ended December 31, 2021. General and administrative expenses decreased $4.7 million, or 9.6%, for 2022 as compared to 2021. The decrease primarily reflects a $1.4 million decrease in professional services fees and a $2.8 million decrease in facilities costs. The decrease in facilities costs was largely comprised of a $1.7 million impairment charge on our right-of-use asset recognized in the second quarter of 2021 associated with subleasing an office space and a $0.8 million gain related to an early lease termination and settlement of an asset retirement obligation recognized in the second quarter of 2022.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Depreciation and amortization expenses	$16,520	$16,279	$20,547	1.5%	(20.8)%

Year ended December 31, 2022 compared to year ended December 31, 2021. Depreciation and amortization expenses increased $0.2 million, or 1.5%, for 2022 as compared to 2021. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Year ended December 31, 2021 compared to year ended December 31, 2020. Depreciation and amortization expenses decreased $4.3 million, or 20.8%, for 2021 as compared to 2020 primarily due to certain long-lived assets reaching the end of their useful lives in 2020.

Goodwill Impairment

For the year ended December 31, 2022, we recognized a non-cash goodwill impairment charge of $59.8 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at September 30, 2022. For further details, see Note 7 to our consolidated financial statements included herein.

For the year ended December 31, 2020, we recognized a non-cash goodwill impairment charge of $8.3 million, which represents the amount that our carrying value was in excess of its estimated fair value at March 31, 2020.

Interest Income

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Interest income	$2,565	$52	$462	4,832.7%	(88.7)%

Year ended December 31, 2022 compared to year ended December 31, 2021. Interest income increased $2.5 million, or 4,832.7%, for 2022 as compared to 2021 primarily due to higher interest rates.

Year ended December 31, 2021 compared to year ended December 31, 2020. Interest income decreased $0.4 million, or 88.7%, for 2021 as compared to 2020 primarily due to lower interest rates.

Other Income

For the year ended December 31, 2022, other income consists of the gain from sale of a domain name. For the years ended December 31, 2021 and December 31, 2020, other income consists primarily of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture.

(Gain) loss from Equity Method Investment

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
(Gain) loss from equity method investment	$(1,845)	$5,404	$1,989	(134.1)%	171.7%

For the year ended December 31, 2022 we recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade. No gain or loss was recognized at the time of the sale as the fair value of the sales proceeds received, including the initial fair value of the derivative asset, was equal to the then carrying value of the investment.

For the year ended December 31, 2021, we recognized an impairment charge in the amount of $4.1 million on our equity method investment in Accu-Trade, which represents the amount that our carrying value was in excess of its estimated fair value at December 31, 2021.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,560)	$206	$(6)	1,342.7%	3,533.3%

Years ended December 31, 2022, December 31, 2021 and December 31, 2020. Our benefit from income taxes for 2022 of $2.6 million primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets. Our provision for income taxes for 2021 of $0.2 million primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. Our benefit from income taxes for 2020 of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

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

Income from Discontinued Operations

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

	(dollars in thousands)
Income from discontinued operations, net of taxes	$—	$40	$96,383	(100.0)%	(100.0)%

For the year ended December 31, 2021, income from discontinued operations, net of taxes, was less than $0.1 million and relates to the resolution of net working capital adjustments of our ALG divestiture and professional fees associated with this resolution.

For the year ended December 31, 2020, income from discontinued operations, net of taxes, was primarily due to a gain on sale of $92.5 million recognized on the ALG divestiture.

Liquidity and Capital Resources

At December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $175.5 million.

We have incurred cumulative losses of $512.5 million from our operations through December 31, 2022, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund share repurchases based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions following the COVID-19 pandemic. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

We are party to a credit facility with Silicon Valley Bank that provides for advances of up to $35.0 million. This credit facility provides a $10.0 million subfacility for the issuance of letters of credit and contains an increase option permitting us, subject to the lender’s consent, to increase the revolving credit facility by up to $15.0 million, to an aggregate maximum of $50.0 million. The credit facility’s previous three-year term matured on April 19, 2021. In April 2021, we entered into an amendment to extend the maturity date of our credit facility for another three years to expire on April 12, 2024. No amounts were outstanding at December 31, 2022. The amount available under the amended credit facility at December 31, 2022 was $32.6 million, reduced for the letters of credit issued and outstanding under the subfacility of $2.4 million. See Note 10 of our consolidated financial statements herein for more information about our amended credit facility.

Share Repurchase Program

In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. For the year ended December 31, 2022, 2021, and 2020 the Company repurchased and retired a total of 9.8 million, 6.1 million, and 9.3 million shares under the program for $29.7 million, $32.3 million, and $42.2 million respectively. As of December 31, 2022, the Company had a remaining authorization of $45.8 million for future share repurchases.

Cash Flows

The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(29,137)	$14,374	$29,898
Net cash used in investing activities	(8,028)	(10,689)	(10,277)
Net cash used in financing activities	(32,534)	(38,086)	(49,238)
Net cash used in continuing operations	(69,699)	(34,401)	(29,617)
Net cash provided by discontinued operations	—	6,304	121,397
Net (decrease) increase in cash and cash equivalents	$(69,699)	$(28,097)	$91,780

Operating Activities of Continuing Operations

Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth, marketing and advertising expenses.

Cash used in operating activities in 2022 was $29.1 million. This was primarily due to a loss from continuing operations of $118.7 million, adjusted for non-cash items, including goodwill impairment charge of $59.8 million, stock-based compensation expense of $17.7 million, depreciation and amortization expense of $16.5 million, gain from equity method investment of $1.8 million, amortization of lease right-of-use assets of $3.9 million, and bad debt expense of $0.7 million. Net cash used in operating activities also reflected a decrease of $5.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $5.2 million, a decrease in accounts payable of $2.8 million, a decrease in accrued expenses and other current liabilities of $1.4 million, which was primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, an increase in prepaid expenses and other assets of $0.2 million, and offset by a decrease in accounts receivable of $2.2 million, which was primarily due to a reduction in revenue and an increase in accrued employee expenses of $1.9 million.

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

Investing Activities of Continuing Operations

Cash used in investing activities of $8.0 million during 2022 consisted primarily of $12.1 million paid for our acquisition of Digital Motors and $11.7 million investments in software and computer hardware, offset by $15.7 million received from the sale of our equity method investment in Accu-Trade.

Cash used in investing activities of $10.7 million during 2021 was for purchases of property and equipment, consisting primarily of $9.8 million of investments in software.

Cash used in investing activities of $10.3 million during 2020 was for purchases of property and equipment, consisting primarily of $9.1 million of investments in software.

Financing Activities of Continuing Operations

Cash used in financing activities of $32.5 million during 2022 primarily represents payments of $29.8 million for the repurchase of our common stock and taxes paid of $2.9 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.2 million from the exercise of employee stock options.

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

Net Cash Provided by Discontinued Operations

Net cash provided by discontinued operations of $6.3 million in 2021 mainly consisted of the $7.5 million cash earnout received from J.D. Power based upon ALG’s achievement of certain revenue metrics in 2020 net of a cash payment of $1.0 million related to final net working capital adjustments associated with the divestiture.

Net cash provided by discontinued operations of $121.4 million in 2020 includes net cash provided by operating activities of $9.2 million and cash provided by investing activities of $112.2 million, primarily from cash proceeds received from the sale of ALG. See Note 5 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Known Future Cash Requirements

The Company’s material cash requirements include the following contractual and other obligations.

Leases

The Company has various leases for office space. As of December 31, 2022, the Company had fixed lease payment obligations of $26.6 million, with $5.6 million payable within 12 months that have not been reduced by minimum non-cancellable sublease rentals aggregating $11.9 million. See Note 4 “Leases” to our consolidated financial statements for more information.

Purchase obligations

The Company has long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding. As of December 31, 2022, the Company had purchase obligations of $22.3 million, with $10.0 million payable within 12 months. Purchase obligations exclude agreements that are cancellable without penalty. See Note 11 “Commitments and Contingencies” to our consolidated financial statements for more information.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions on an ongoing basis and that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. See Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements, which describes our significant accounting policies and methods used in the preparation of our consolidated financial statements. The methods, estimates, and judgments that we use in applying our accounting policies require us to make difficult and subjective judgements, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates are those relating to revenue recognition, sales allowances and allowances for doubtful accounts, the fair value of assets and liabilities assumed in business combinations, the recoverability of goodwill, long-lived assets, equity method investment, income taxes, and the expensing and capitalization of software and website development costs.

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

Interest Rate Risk

We had cash and cash equivalents of $175.5 million at December 31, 2022, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash and cash equivalents balance as of December 31, 2022 would result in a decrease in annual interest income of approximately $0.4 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

To the extent we borrow funds under our credit facility, we would be subject to fluctuations in interest rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of December 31, 2022, we had no borrowings under the credit facility.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (ir.truecar.com) under “Governance – Documents and Charters.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

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

3.Exhibits

    The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
2.3*	Membership Interest Purchase Agreement, dated as of July 31, 2020, by and among J.D. Power, TrueCar, Inc. and ALG, Inc.		X	8-K	2.1	August 6, 2020
2.4	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of January 14, 2021, by and between the Registrant and J.D. Power.		X	10-K	2.4	March 5, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and the United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.3	Description of Securities.		X	10-K	4.3	February 28, 2020

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.4	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.5	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.6	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.		X	10-Q	10.2	August 6, 2021
10.7	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.8	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.9	Third Amended & Restated Loan and Security Agreement, dated February 18, 2015, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.22	March 12, 2015
10.10	First Amendment to Third Amended & Restated Loan and Security Agreement, dated February 28, 2018, by and among the Registrant, TrueCar.com, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.15	March 1, 2018
10.11	Second Amendment to Third Amended & Restated Loan and Security Agreement, dated December 6, 2018, by and between the Registrant, TrueCar Dealer Solutions, Inc., ALG, Inc. and Silicon Valley Bank.		X	10-K	10.11	March 1, 2019
10.12*	Consent Agreement, dated as of August 4, 2020, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-K	10.11	March 5, 2021
10.13	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated February 17 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-K	10.12	March 5, 2021
10.14	Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated April 12, 2021, by and among Silicon Valley Bank, the Registrant and TrueCar Dealer Solutions, Inc.		X	10-Q	10.6	May 6, 2021
10.15#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.16#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	August 9, 2022
10.17#	Form of Retention RSU Award Agreement		X	10-Q	10.3	May 11, 2020
10.18#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.2	August 9, 2022
10.19#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 10, 2022
10.20#	Amended and Restated Employment Agreement, dated March 9, 2020, by and between the Registrant and Michael Darrow.		X	8-K	10.1	March 10, 2020
10.21#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.22#	Employment Agreement, dated as of January 20, 2021, by and between the Registrant and Jantoon Reigersman.		X	10-K	10.30	March 5, 2021
10.23#	Employment Agreement, dated as of February 16, 2023, by and between the Registrant and Teresa Luong.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

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

TRUECAR, INC.
By:	/s/ Michael D. Darrow
Michael D. Darrow
President and Chief Executive Officer
Date:	February 23, 2023

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

Signature	Title	Date
/s/ Michael D. Darrow	President, Chief Executive Officer and Director	February 23, 2023
Michael D. Darrow	(Principal Executive Officer and Director)

/s/ Teresa T. Luong	Chief Financial Officer	February 23, 2023
Teresa T. Luong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Buce	Director	February 23, 2023
Robert E. Buce

/s/ Barbara A. Carbone	Director	February 23, 2023
Barbara A. Carbone

/s/ Christopher W. Claus	Director	February 23, 2023
Christopher W. Claus

/s/ Faye M. Iosotaluno	Director	February 23, 2023
Faye M. Iosotaluno

/s/ Erin N. Lantz	Director	February 23, 2023
Erin N. Lantz

/s/ John W. Mendel	Director	February 23, 2023
John W. Mendel

/s/ Brendan L. Harrington	Director	February 23, 2023
Brendan L. Harrington

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – TrueCar Auto Buying Program

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement. TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for sales to Auto Buying Program users, or under a subscription arrangement. The Company’s performance obligation to TrueCar Certified Dealers is to provide them with introductions to in-market consumers through the use of the TrueCar platform, so that they have the opportunity to sell vehicles to those consumers. The Company’s Dealer revenue was $156 million for the year ended December 31, 2022, of which a significant portion relates to the Auto Buying Program.

The principal considerations for our determination that performing procedures relating to revenue recognition for the TrueCar Auto Buying Program is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over revenue transactions recognized for the TrueCar Auto Buying Program. These procedures also included, among others, evaluating the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents which included sales contracts, customer rate cards, evidence of delivery, invoices, and cash receipts from customers, where applicable.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 23, 2023

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$175,518	$245,217
Accounts receivable, net of allowances of $1,073 and $3,099 at December 31, 2022 and 2021, respectively	13,786	16,710
Prepaid expenses	5,969	6,145
Other current assets	2,562	1,866
Total current assets	197,835	269,938
Property and equipment, net	18,902	19,155
Operating lease right-of-use assets	16,940	23,605
Goodwill	—	51,205
Intangible assets, net	13,969	4,950
Equity method investment	—	14,500
Other assets	3,881	4,317
Total assets	$251,527	$387,670
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes related party payables of $— and $1,128 at December 31, 2022 and 2021, respectively)	$8,655	$11,364
Accrued employee expenses	7,378	5,187
Operating lease liabilities, current	4,514	5,253
Accrued expenses and other current liabilities	10,232	9,677
Total current liabilities	30,779	31,481
Deferred tax liabilities	—	103
Operating lease liabilities, net of current portion	18,500	26,300
Other liabilities	4,981	—
Total liabilities	54,260	57,884
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2022 and 2021, respectively; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and 2021, respectively; 88,439,088 and 96,213,243 shares issued and outstanding at December 31, 2022 and 2021, respectively	9	10
Additional paid-in capital	709,790	723,623
Accumulated deficit	(512,532)	(393,847)
Total stockholders’ equity	197,267	329,786
Total liabilities and stockholders’ equity	$251,527	$387,670

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$161,524	$231,698	$278,678
Costs and operating expenses:
Cost of revenue	16,213	22,239	21,549
Sales and marketing	104,534	136,479	151,915
Technology and development	46,090	41,432	44,930
General and administrative	44,087	48,747	49,989
Depreciation and amortization	16,520	16,279	20,547
Goodwill impairment	59,775	—	8,264
Total costs and operating expenses	287,219	265,176	297,194
Loss from operations	(125,695)	(33,478)	(18,516)
Interest income	2,565	52	462
Other income	40	667	198
Gain (loss) from equity method investment	1,845	(5,404)	(1,989)
Loss from continuing operations before income taxes	(121,245)	(38,163)	(19,845)
Provision for (benefit from) income taxes	(2,560)	206	(6)
Loss from continuing operations	(118,685)	(38,369)	(19,839)
Income from discontinued operations, net of taxes	—	40	96,383
Net (loss) income	$(118,685)	$(38,329)	$76,544
(Loss) income per share, basic and diluted
Continuing operations	$(1.30)	$(0.39)	$(0.19)
Discontinued operations	$—	$—	$0.91

Weighted average common shares outstanding, basic and diluted	91,452	97,352	106,315
Other comprehensive income (loss):
Comprehensive (loss) income	$(118,685)	$(38,329)	$76,544

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	106,865,830	$11	$759,322	$(432,062)	$327,271
Net income	—	—	—	76,544	76,544
Repurchase of common stock	(9,282,485)	(1)	(42,334)	—	(42,335)
Stock-based compensation	—	—	25,456	—	25,456
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,107,597	—	(4,154)	—	(4,154)
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(38,329)	(38,329)
Repurchase of common stock	(6,137,734)	—	(32,429)	—	(32,429)
Stock-based compensation	—	—	21,691	—	21,691
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,660,035	—	(3,929)	—	(3,929)
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(118,685)	(118,685)
Repurchase of common stock	(9,838,785)	(1)	(29,782)	—	(29,783)
Stock-based compensation	—	—	18,700	—	18,700
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,064,630	—	(2,751)	—	(2,751)
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(118,685)	$(38,329)	$76,544
Income from discontinued operations, net of taxes	—	40	96,383
Loss from continuing operations	(118,685)	(38,369)	(19,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,520	16,279	20,372
Goodwill impairment	59,775	—	8,264
Deferred income taxes	(2,358)	63	(743)
Bad debt expense and other reserves	718	528	2,984
Stock-based compensation	17,681	20,395	23,077
Increase in the fair value of contingent consideration liability	359	41	182
Amortization of lease right-of-use assets	3,940	4,295	5,408
(Gain) loss from equity method investment	(1,845)	5,404	1,989
Impairment of right-of-use assets and write-off and net loss on disposal of finite-lived assets	—	1,682	2,436
Other noncash expenses	230	408	—
Changes in operating assets and liabilities:
Accounts receivable	2,210	15,685	2,332
Prepaid expenses and other assets	(210)	2,733	1,297
Accounts payable	(2,750)	(1,806)	(8,221)
Accrued employee expenses	1,863	(1,754)	357
Operating lease liabilities	(5,214)	(5,192)	(6,257)
Accrued expenses and other current liabilities	(1,371)	(5,630)	(4,128)
Other liabilities	—	(388)	388
Net cash (used in) provided by operating activities - continuing operations	(29,137)	14,374	29,898
Net cash (used in) provided by operating activities - discontinued operations	—	(180)	9,219
Net cash (used in) provided by operating activities	(29,137)	14,194	39,117
Cash flows from investing activities
Purchase of property and equipment	(11,680)	(10,689)	(10,277)
Cash from sale of equity method investment	15,745	—
Cash paid for acquisition, net of cash acquired	(12,093)	—	—
Net cash used in investing activities - continuing operations	(8,028)	(10,689)	(10,277)
Net cash provided by investing activities - discontinued operations	—	6,484	112,178
Net cash (used in) provided by investing activities	(8,028)	(4,205)	101,901
Cash flows from financing activities
Payment of contingent consideration liability	—	(2,214)	(2,263)
Proceeds from exercise of common stock options	179	1,391	97
Taxes paid related to net share settlement of equity awards	(2,930)	(5,320)	(4,251)
Payments for the repurchase of common stock	(29,783)	(31,943)	(42,821)
Net cash used in financing activities	(32,534)	(38,086)	(49,238)
Net (decrease) increase in cash and cash equivalents	(69,699)	(28,097)	91,780
Cash and cash equivalents at beginning of year	245,217	273,314	181,534
Cash and cash equivalents at end of year	$175,518	$245,217	$273,314

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Income taxes	(131)	1,554	43

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$1,019	$1,296	$1,322
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,311	1,239	643
Capitalized asset retirement costs included in property and equipment	—	—	498
Changes in right-of-use assets for operating lease obligations	3,047	—	—
Changes in lease liabilities for operating lease obligations	3,636	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TrueCar, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., Digital Motors, Inc., DealerScience, LLC (dissolved and rolled up to TCDS in 2022), and ALG, Inc. (up to the date of disposition) are collectively referred to as “TrueCar” or the “Company”. ALG, Inc. is referred to as “ALG,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS”, Digital Motors, Inc. is referred to as “Digital Motors”, and DealerScience, LLC is referred to as “DealerScience.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate office is located in Santa Monica, California.
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

Through its subsidiary TCDS, the Company provides its Trade and Payments solutions. TCDS also supports the Company’s Sell Your Car product. The Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a third-party guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. The Company’s Payments solution helps consumers calculate accurate monthly payments.
ALG provided forecasts, consulting, and other services regarding determination of the residual value of an automobile at future given points in time, which are used to underwrite automotive loans and leases and by financial institutions to measure exposure and risk across loan, lease, and fleet portfolios. On November 30, 2020, the Company completed the sale of its 100% interest in ALG to J.D. Power, a Delaware corporation (“J.D. Power”). Refer to Note 5 for further discussion of this divestiture.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).
The Company is reporting the historical results of the divested ALG subsidiary, including its results of operations and cash flows, as discontinued operations for all periods presented. Unless otherwise noted, the accompanying notes to the consolidated financial statements have all been revised to reflect continuing operations only.
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
Segments
The Company has one operating segment. For the year ended December 31, 2022, the Company’s chief operating decision maker (“CODM”) was solely comprised of the President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 6). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
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
The Company assesses the carrying value of its investment in Accu-Trade for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. On February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. As a result of the events and circumstances leading up to the Company’s entry into the redemption agreement with Accu-Trade, the Company concluded that the investment in Accu-Trade was impaired and recorded a $4.1 million impairment charge in its equity method investment for the year ended December 31, 2021, which is included within Gain (loss) from equity method investment on the accompanying consolidated statements of comprehensive income (loss).

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and recorded a derivative asset for the right to receive escrow payments. For the year ended December 31, 2022, we recognized a gain of $1.8 million from changes in fair value of the derivative asset from inception till its settlement in Q2 2022. The gain is included within Gain (loss) from equity method investment on the accompanying consolidated statements of comprehensive income (loss)

Fair Value Measurements
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
Certain assets, including the equity method investment, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2021 and 2020, the Company recorded right-of-use asset impairment charges of $1.7 million and $2.1 million, respectively, related to office operating leases. For the year ended December 31, 2021, the Company recorded an impairment charge of $4.1 million related to its equity method investment in Accu-Trade. For the years ended December 31, 2022 and 2020, the Company recorded goodwill impairment charges of $59.8 million and $10.2 million, respectively. Of the $10.2 million goodwill impairment recorded in 2020, $1.9 million was included in discontinued operations.

The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. The Company determined the fair value of the contingent consideration using the

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Scenario-Based model. Because the Digital Motors purchase agreement makes payment of the contingent consideration contingent on achievement of certain product development milestones and future revenue targets, the significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of achieving those targets. Significant increases or decreases in the probabilities of achieving the targets would result in a significantly higher or lower fair value measurement, respectively.
The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2022 and 2021 by level within the fair-value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2022				At December 31, 2021
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$57,518	$—	$—	$57,518	$234,763	$—	$—	$234,763
Total Assets	$57,518	$—	$—	$57,518	$234,763	$—	$—	$234,763

Liabilities:
Contingent consideration, current	$—	$—	$1,983	$1,983	$—	$—	$—	$—
Contingent consideration, non-current	—	—	4,678	4,678	—	—	—	—
Total Liabilities	$—	$—	$6,661	$6,661	$—	$—	$—	$—
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

Year Ended December 31,
2022
Fair value, at beginning of year	$—
Additions	6,302
Changes in fair value	359
Fair value, at end of year	$6,661
The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of the contingent consideration liability at December 31, 2022:

Valuation Technique	Unobservable Inputs	Value Range
Scenario-Based model	Probabilities of achievement	91.2% to 100.0%

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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021 no single customer comprised more than 10% of the Company’s accounts receivable balance.

The Company’s largest source of unit sales and one of the largest sources of visitors from affinity group marketing partners in 2020 came from its relationship with United Services Automobile Association (“USAA”), a related party until its partnership with the Company terminated on September 30, 2020. See Note 17 for further details.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents were comprised of cash held in money market funds and checking accounts.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2022	2021	2020
Allowances, at beginning of year	$3,099	$7,147	$6,591
Charged as a reduction of revenue	2,661	4,205	8,365
Charged to bad debt expense in general and administrative expenses	718	528	2,984
Write-offs, net of recoveries	(5,405)	(8,781)	(10,793)
Allowances, at end of year	$1,073	$3,099	$7,147
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
The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term. See Note 4 for additional information.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
At December 31, 2022 and 2021, capitalized software costs were $79.0 million and $67.9 million, respectively, before accumulated amortization of $61.6 million and $50.6 million, respectively.
Expected amortization expense with respect to capitalized software costs at December 31, 2022 for each of the years through December 31, 2025 is as follows (in thousands):

Years ended December 31,
2023	$9,335
2024	5,834
2025	2,208
Total amortization expense	$17,377
Intangible Assets Acquired in Business Combinations
The Company values assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: customer relationships and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for customer relationships and technology are generally two to ten years and one to ten years, respectively.
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, including its ROU assets, with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2021 and 2020, the Company recorded ROU asset impairment charges of $1.7 million and $2.1 million, respectively, related to certain operating leases. See Note 4 for additional information. During the year December 31, 2022, there were no impairment charges recorded on the Company’s long-lived assets.
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
During the second quarter of 2022, as a result of the continued economic disruption as well as a decline in the Company’s stock price and market capitalization, the Company concluded a triggering event had occurred as of June 30, 2022. The Company performed an interim quantitative impairment test, in which the Company estimated the fair value of its single reporting unit by utilizing a market approach, which is based on the market capitalization of the Company using its share price in the Nasdaq Global Select Market and an appropriate control premium. Determining the control premium requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including expected future cash flows, which were based on the synergies market participants could realize if they acquire the reporting unit, and the discount rate. Based on the results of the interim impairment test, the Company concluded that the fair value of its reporting unit was greater than the carrying value and that goodwill was not impaired as of June 30, 2022.
During the third quarter of 2022, as a result of additional macroeconomic disruptions, including rising interests rates, and a further decline in market capitalization, the Company concluded a triggering event had occurred. The Company performed an interim quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded a non-cash impairment charge of $59.8 million during the three months ended September 30, 2022. The Company does not have a goodwill balance as of December 31, 2022.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligation or obligations are satisfied.
Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and DealerScience.
Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement (“TrueCar Certified Dealers” or “Dealers”). TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for introductions to Auto Buying Program users, or under a subscription arrangement. Additionally, certain Dealers pay an incremental subscription fee for add-on products within our Auto Buying Program. Contracts are cancellable by the Dealer or the Company at any time. The Company does not provide significant Dealer financing terms.
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
When a user decides to proceed with a vehicle purchase through the Company, the user provides his or her name, address, email, and phone number during the process of obtaining price offers on actual vehicle inventory, which gives the Company the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that makes the sale. The Company also receives information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice the Dealer shortly after the completion of the sales transaction.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
TrueCar Trade. TrueCar Trade provides consumers with information on the value of their vehicle, while providing Dealers with introductions to these in-market consumers so that those Dealers have the opportunity to buy vehicles from those consumers. Dealers pay a fee under a per-introduction or guaranteed-introductions model for access to the Company’s Sell Your Car product. Prior to offering Sell Your Car, the Company charged Dealers a monthly subscription fee for access to the Company’s Trade solution, which varied depending on the level of service provided. The Company phased out these subscription packages in 2022. Subscription fees were recognized on a monthly basis. Under the pay-per-introduction billing model, revenue is recognized when introductions are delivered. Under the guaranteed-introductions model, revenue is recognized based on the anticipated number of introductions to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue includes expenses related to the fulfillment of the Company’s services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating the Company’s website and mobile applications, including those associated with its data centers, hosting fees, data processing costs required to deliver introductions to its network of TrueCar Certified Dealers, employee costs related to certain dealer operations and facilities costs. Cost of revenue excludes depreciation and amortization of software development costs and other hosting and data infrastructure equipment used to operate the Company’s platforms, which are included in the depreciation and amortization line item on its statements of comprehensive income (loss).
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
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $34.5 million, $57.2 million, and $57.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Accrued marketing and advertising expenses were $2.9 million and $2.7 million at December 31, 2022 and 2021, respectively, and were included within accrued expenses and other current liabilities on the consolidated balance sheets.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units based on the fair value of the awards on the grant date. Stock-based compensation for employee awards is generally recognized on a straight-line basis over the requisite service period. The Company estimates the grant-date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For issuances of restricted stock units, the Company determines the fair value of the award based on the closing market value of its common stock on the grant date.
Compensation expense for non-employee stock-based awards is recognized in accordance with Accounting Standards Update ("ASU") No. 2018-07, Stock-based Compensation - Improvements to Nonemployee Share-based Payment Accounting, which the

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Company adopted on January 1, 2019. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under this new guidance, the measurement of nonemployee equity awards is fixed on the grant date. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Restricted stock unit awards are measured based on the closing market value of the Company’s common stock on the grant date. Stock-based compensation is recognized over the service period.
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
The Company uses a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires the Company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If the Company determines that a position is “more likely than not” to be sustained, then the Company proceeds to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision in the accompanying statements of comprehensive income (loss).

Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2022, 2021 and 2020, the Company had no other comprehensive income (loss) items and accordingly, net income (loss) equaled comprehensive income (loss).
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
3.    Business Combination
On May 31, 2022 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Digital Motors for $15.5 million in cash and up to $8.0 million of contingent cash consideration based on the occurrence of certain events including the achievement of product development milestones and future revenues. The acquisition of Digital Motors is intended to accelerate TrueCar's plan to deliver a robust digital car buying and selling experience with its TrueCar+ marketplace. At the Acquisition Date, the Company assessed the probabilities of Digital Motors meeting product development milestones and future revenue targets and recorded contingent consideration of $6.3 million. At December 31, 2022, the contingent consideration liability was remeasured to $6.7 million, with $4.7 million recorded in Other liabilities and $2.0 million recorded in Accrued expenses and other current liabilities.

The Company recorded goodwill of $8.6 million on the Acquisition Date, which represented the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the Company’s acquisition of Digital Motors. Goodwill attributed to the acquisition is not deductible for income tax purposes. The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their fair value as of the Acquisition Date.

The following table summarizes the preliminary allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of Digital Motors as of the Acquisition Date (in thousands). The purchase price allocation is preliminary and is subject to revision as additional information about the fair value of the assets acquired and liabilities assumed become available.

Digital Motors
Assets acquired
Cash	$5,201
Acquired technology	12,500
Other assets acquired	548
Goodwill	8,570
Total assets acquired	$26,819
Liabilities assumed
Accounts payable	$1,244
Accrued employee expenses	984
Deferred tax liabilities	2,298
Other liabilities assumed	507
Total liabilities assumed	$5,033
Net assets acquired	21,786
Consideration paid
Cash paid	$15,484
Contingent consideration	6,302
Total consideration	$21,786

The purchase price allocation was adjusted subsequent to the Acquisition Date to reflect certain working capital adjustments and tax adjustments. This measurement period adjustment results in a $0.2 million increase in other assets acquired, $0.1 million increase in accounts payable, $0.4 million increase in other liabilities assumed, and $0.3 million decrease in deferred tax liabilities. The adjusted purchase price allocation is reflected in the condensed consolidated balance sheet as of December 31, 2022.

The estimated useful life for acquired technology is 4 years. Total liabilities assumed include $1.8 million of accrued Digital Motors transaction expenses, which were paid by the Company shortly after the Acquisition Date and included in cash paid for acquisition, net of cash acquired on the accompanying condensed consolidated statements of cash flows.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company incurred transaction costs of $1.0 million in connection with the Digital Motors acquisition which were expensed as incurred and included in general and administrative expense in the accompanying consolidated statements of comprehensive loss.

The Company’s consolidated financial statements include the operating results of Digital Motors from the Acquisition Date through December 31, 2022. Separate operating results and pro forma results of operations for Digital Motors have not been presented as the effect of the acquisition is not material to the Company’s financial results.

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

Lease Costs
    For the years ended December 31, 2022, 2021, and 2020, the Company recorded operating lease costs of corporate offices, excluding subleases, in the consolidated statements of comprehensive income (loss) as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cost of revenue	$12	$62	$489
Sales and marketing	583	1,356	1,680
Technology and development	1,104	2,082	2,420
General and administrative	3,837	2,793	2,887
Total operating lease costs	$5,536	$6,293	$7,476

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. The Company made cash payments of $6.7 million, $7.2 million and $8.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 4.9 years and weighted average discount rate of 5.8%.
For its subleases, the Company recorded contra rent expense of $3.4 million, $1.1 million and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
In June 2022, TrueCar signed a lease amendment to exit certain floors of a leased office space effective July 31, 2022 and to settle the asset retirement obligation associated with exiting the leased space for a lower amount than previously recognized. To account for the reduction in lease term, TrueCar remeasured the lease liability, using the incremental borrowing rate in place at the date of modification, with a corresponding reduction to the right of use asset. A total gain of $0.8 million was recognized which

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
included the $0.6 million difference in reduction of lease liability of $3.7 million and right-of-use asset of $3.1 million and the $0.2 million gain on settlement of the asset retirement obligation.
The existing operating leases have remaining lease terms ranging from 0.6 to 7.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2022 are as follows (in thousands):

Years ended December 31,
2023	$5,627
2024	6,248
2025	5,978
2026	2,853
2027	1,986
Thereafter	3,923
Total lease payments	$26,615
Less: imputed interest	(3,601)
Total lease liabilities (discounted)	$23,014

Year ended December 31,	Sublease Income
2023	$3,698
2024	4,006
2025	3,505
2026	654
2027	56
Thereafter	—
Total sublease income	$11,919

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
5.    Discontinued Operations

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

The following table presents the detail of “Income from discontinued operations, net of taxes” within the Statements of Comprehensive Income (Loss) (in thousands):

	2021	2020
Revenues	$—	$17,361
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	—	4,286
Sales and marketing	—	1,625
Technology and development	—	1,188
General and administrative	180	971
Depreciation and amortization	—	2,910
Goodwill impairment	—	1,923
Total costs and operating expenses	180	12,903
Income from operations	(180)	4,458
Gain on sale	220	92,528
Interest income	—	171
Income from discontinued operations before income taxes	40	97,157
Provision for income taxes	—	774
Income from discontinued operations, net of taxes	$40	$96,383

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
6.    Revenue Information and Deferred Sales Commissions
Deferred Sales Commissions

Deferred sales commissions within other assets were $1.5 million and $1.8 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, amortization expense for deferred sales commissions was $1.2 million, $1.6 million and $1.8 million, respectively. There was no impairment loss in relation to the costs capitalized in any period.

Contract Balances

The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million and $2.3 million at January 1, 2022 and 2021, respectively, were transferred to accounts receivable during the years ended December 31, 2022 and 2021 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $0.9 million was recorded as of December 31, 2022 and 2021, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

Disaggregation of Revenue

The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Dealer revenue	$156,485	$222,000	$252,928
OEM incentives revenue	4,390	8,676	16,833
Other revenue	649	1,022	8,917
Total revenues	$161,524	$231,698	$278,678

7.    Goodwill
The following table summarizes the changes in goodwill for the year ended December 31, 2022 (in thousands):

Goodwill
Balance at December 31, 2021	$51,205
Additions	8,570
Impairment	(59,775)
Balance at December 31, 2022	$—
The Company assesses recoverability of goodwill on an annual basis as of December 31 or when events or changes in circumstances indicate that the carrying value may not be recoverable, such as a deterioration in macroeconomic conditions and a sustained decrease in stock price. Since 2021, the Company’s business has been negatively impacted by the global automotive semiconductor chip shortage, and more recently, by rising interest rates. During the third quarter, the Company’s stock price experienced high volatility, causing a further decline in its market capitalization since the Company last tested the goodwill for

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
impairment at June 30, 2022. As a result of the further decline in market capitalization and the continued macroeconomic disruptions, the Company concluded a triggering event had occurred.
The Company performed an interim quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded an impairment charge of $59.8 million. The Company’s goodwill balance is zero as of December 31, 2022 after the impairment charge.
8.     Property and Equipment, net
Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Computer equipment and internally developed software	$88,638	$77,237
Furniture and fixtures	3,013	3,794
Leasehold improvements	11,740	15,664
	103,391	96,695
Less: Accumulated depreciation	(84,489)	(77,540)
Total property and equipment, net	$18,902	$19,155
Included in the table above are property and equipment of $1.5 million and $1.3 million as of December 31, 2022 and 2021, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $13.0 million, $14.6 million, and $18.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Amortization of internal use capitalized software development costs was $12.2 million, $12.2 million, and $13.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
During the year ended December 31, 2022, the Company disposed of or retired certain fully depreciated leasehold improvements, furniture and fixtures, and computer equipment with an original cost basis of $5.0 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
9.     Intangible Assets
Intangible assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	At December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$22,890	$(8,921)	$13,969
Customer relationships	1,300	(1,300)	—
Total	$24,190	$(10,221)	$13,969

	At December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$11,390	$(6,440)	$4,950
Customer relationships	1,300	(1,300)	—
Total	$12,690	$(7,740)	$4,950

During the year ended December 31, 2022, the Company disposed of certain fully amortized acquired technology with an original cost basis of $1.0 million.

Amortization expense by asset type for the years ended December 31, 2022, 2021, and 2020 is shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Acquired technology and domain name	$3,481	$1,650	$1,650
Customer relationships	—	—	750
Total amortization	$3,481	$1,650	$2,400
    Expected amortization expense with respect to intangible assets at December 31, 2022 is as follows (in thousands):

Years ended December 31,
2023	$4,775
2024	4,775
2025	3,125
2026	1,294
Thereafter	—
Total amortization expense	$13,969

10.     Credit Facility
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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

The Credit Facility requires the Company to maintain an adjusted quick ratio of at least 1.25 to 1.00 on the last day of each quarter. The Credit Facility also limits the Company’s ability to pay dividends. At December 31, 2022 and 2021, the Company was in compliance with the Credit Facility’s financial covenants.

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

At December 31, 2022 and 2021, the Company had no outstanding amounts under the Credit Facility. At December 31, 2022 and 2021, the amounts available were $32.6 million and $32.6 million, reduced for letters of credit issued and outstanding under the subfacility of $2.4 million and $2.4 million, respectively.

11.     Commitments and Contingencies
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Lee Derivative Litigation
In December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaint named the Company, certain of its then-current and former directors and officers and USAA as defendants. The plaintiff seeks an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. On May 5, 2020, the court entered the parties’ stipulation to stay this litigation pending the outcome of the motions to dismiss in the Delaware Consolidated Derivative Litigation. Following the dismissal of the Delaware Consolidated Derivative Litigation, on December 22, 2020, the court entered the parties’ further stipulation to stay the Lee Derivative Litigation pending the outcome of the Special Committee’s investigation. Following the Board’s action on the Special Committee’s recommendation, which is described in greater details above, the plaintiff dismissed her claims on June 22, 2022. As a result, the Lee Derivative Litigation is resolved, and the Company does not anticipate a loss related to this matter.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Purchase Obligations
At December 31, 2022, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$22,254	$9,995	$12,241	$18	$—
Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2022. Purchase obligations exclude agreements that are cancellable without penalty.

12.     Stockholders’ Equity
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the year ended December 31, 2022, 2021, and 2020 the Company repurchased and retired a total of 9.8 million, 6.1 million and 9.3 million shares under the Program for $29.7 million, $32.3 million and $42.2 million respectively. As of December 31, 2022, the Company had a remaining authorization of $45.8 million for future share repurchases.

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

For the years ended December 31, 2022, 2021, and 2020, there was no warrant expense recognized.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding awards, plus shares available for grant under the Company’s equity incentive plan.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The number of shares of the Company’s common stock reserved for these purposes at December 31, 2022 is as follows:

Number of Shares
Outstanding stock options	5,114,490
Outstanding restricted stock units	10,007,869
Additional shares available for grant under the equity plan	16,733,525
Total	31,855,884

13.     Stock-based Awards
The Company has four equity incentive plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2015 Inducement Equity Incentive Plan (the “Inducement Plan”). In connection with the Company’s initial public offering in May 2014 (the “IPO”), the 2005 Plan and the 2008 Plan were terminated. In February 2022, the Inducement Plan was terminated. Upon the IPO, the shares reserved for issuance under the 2014 Plan include (i) shares that have been reserved but not issued pursuant to any awards granted under the 2005 Plan, plus (ii) shares subject to stock options or similar awards granted under the 2005 Plan or the 2008 Plan that, after the registration date, expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan or the 2008 Plan are forfeited or repurchased by the Company. In addition, the shares available for issuance under the 2014 Plan include an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of TrueCar common stock as of the last day of the previous fiscal year; or (z) such other amount as determined by the Company’s Board of Directors. As of December 31, 2022, the total number of shares available for future issuance under the 2014 Plan was 16,733,525 shares. In accordance with the evergreen provision, effective January 1, 2023, an additional 4,421,954 shares of common stock were authorized to be issued under the 2014 Plan.
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
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2021	6,078,180	$9.24	6.2
Granted	—	—
Exercised	(66,904)	2.68
Forfeited/expired	(896,786)	8.16
Outstanding at December 31, 2022	5,114,490	$9.50	4.7	$0.1
Vested and expected to vest at December 31, 2022	5,114,490	$9.50	4.7	$0.1
Exercisable at December 31, 2022	4,290,935	$10.52	4.1	$—

(1)The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $2.51 on December 31, 2022 over the exercise price of in-the-money stock option awards.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
At December 31, 2022, total remaining stock-based compensation expense for unvested option awards was $1.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted-average grant-date fair value per share of options granted for the years ended 2021 and 2020 was $2.78 and $1.88, respectively. There were no option grants in 2022. The Company recorded stock-based compensation expense for stock option awards of $1.5 million, $3.7 million, and $5.5 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
The total intrinsic value of options exercised in 2022, 2021, and 2020 was less than $0.1 million, $0.7 million, and $0.1 million, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2021	7,536,114	$4.60
Granted	7,436,267	3.80
Vested	(3,033,474)	4.56
Forfeited	(1,931,038)	4.46
Non-vested — December 31, 2022	10,007,869	$4.04
The total fair market value of RSUs that vested for the years ended December 31, 2022, 2021, and 2020 was $8.5 million, $15.8 million, and $11.6 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2022, 2021, and 2020 was $3.80, $4.64, and $3.08, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $16.2 million, $16.7 million, and $17.6 million in compensation expense, respectively. At December 31, 2022, total remaining stock-based compensation expense for non-vested RSUs is $32.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.95%	0.52%
Expected term (years)	6.05	6.02
Expected volatility	65%	65%
Dividend yield	—	—

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
    The Company recorded stock-based compensation cost relating to stock options and RSUs in the following categories on the accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$185	$227	$556
Sales and marketing	4,884	6,958	8,258
Technology and development	4,186	4,489	4,966
General and administrative	8,426	8,721	9,297
Total stock-based compensation expense	17,681	20,395	23,077
Amount capitalized to internal-use software	1,019	1,296	1,322
Total stock-based compensation cost	$18,700	$21,691	$24,399

14.     Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$(119)	$—
State	(202)	262	88
Total current provision (benefit)	(202)	143	88
Deferred:
Federal	(2,046)	43	(60)
State	(312)	20	(34)
Total deferred provision (benefit)	(2,358)	63	(94)
Total income tax provision (benefit)	$(2,560)	$206	$(6)
The 2022 income tax benefit of $2.6 million primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

The 2021 income tax expense of $0.2 million primarily reflects state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

The 2020 income tax benefit of less than $0.1 million primarily arose in connection with the impairment of goodwill, resulting in reduction of indefinite-lived deferred tax liabilities.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit based on the federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.8	4.4	35.7
Nondeductible expenses	(0.3)	3.2	(3.2)
Change in valuation allowance	(12.7)	2.4	(49.9)
Stock-based compensation	(1.3)	(8.6)	(23.2)
Research and development tax credits	—	(20.1)	25.1
Uncertain tax positions	0.6	(2.8)	—
Goodwill impairment	(7.0)	—	(5.5)
Overall effective income tax rate	2.1%	(0.5)%	—%

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$80,688	$77,634
Stock-based compensation	6,827	6,550
Accrued expenses	1,303	914
Research and development tax credits	6,558	6,405
Operating leases liabilities	5,457	7,662
Intangible assets and goodwill	2,953	1,205
Property, equipment and software	1,104	—
Capitalized research and development costs	8,792	—
Other	652	1,176
Gross deferred tax assets	114,334	101,546
Valuation allowance	(109,876)	(94,117)
Net deferred tax assets	4,458	7,429
Deferred tax liabilities:
Property, equipment and software	—	(1,363)
Capitalized commissions	(365)	(427)
Operating lease assets	(4,093)	(5,742)
Gross deferred tax liabilities	(4,458)	(7,532)
Total net deferred tax assets (liabilities)	$—	$(103)

At December 31, 2022, the Company had federal and state net operating loss carryforwards of $309.8 million and $242.0 million, respectively. Of the Company’s federal net operating loss carryforwards, $248.2 million will begin to expire in 2034 and $61.6 million does not expire. The Company’s state net operating loss carryforwards will begin to expire in 2022. At December 31, 2022, the Company had federal and state research and development tax credit carryforwards of approximately $1.1 million and $11.2 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2040. The state tax credit carryforwards can be carried forward indefinitely.

The Internal Revenue Code (the “IRC”) imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change net operating loss and research tax credits may be limited as prescribed under IRC Sections 382 and 383. Events that may cause a limitation in the amount of the net operating losses and credits that the Company uses in any one year include, but are not limited to, a cumulative

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
ownership change of more than 50% over a three-year period. The Company experienced a cumulative ownership change as of December 31, 2019. The Company estimates that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. The Section 382 limitation resulted in a reduction of deferred tax assets of $3.2 million as of December 31, 2020 and was fully offset by a corresponding decrease in the Company’s valuation allowance, with no net tax provision impact. Additionally, with the finalization of the 2011 - 2020 research and development tax credit study in 2021, the Company estimates that certain of the federal research and development credit carryforwards may expire unused. The Section 383 limitation resulted in a reduction of deferred tax assets of $12.3 million as of December 31, 2021 and was fully offset by a corresponding decrease in valuation allowance, with no net tax provision impact.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2022, a valuation allowance of $109.9 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The change in the valuation allowance for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance, at beginning of year	$94,117	$95,042	$111,193
Increase in valuation allowance	15,759	—	—
Decrease in valuation allowance	—	(925)	(16,151)
Valuation allowance, at end of year	$109,876	$94,117	$95,042
The $15.8 million increase in valuation allowance is primarily related to the increase in deferred tax assets for capitalized research and development costs and net operating losses, offset by net deferred tax liabilities recorded in Digital Motors acquisition accounting.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit, beginning of year	$5,237	$7,640	$(3)
Increase (decrease) based on tax positions in prior period	(1,101)	(3,504)	1,447
Increase based on tax positions in current period	434	1,101	6,196
Unrecognized tax benefit, end of year	$4,570	$5,237	$7,640
The December 31, 2022 balance includes $0.3 million, that, if recognized would affect the effective income tax rate. The December 31, 2022, 2021, and 2020 balances include tax benefits of $3.4 million, $3.3 million, and $7.6 million, respectively, which if recognized, would be in the form of net operating loss or tax credit carryforwards and expected to require a full valuation allowance based on present circumstances. These amounts are net of offsetting benefits from other tax jurisdictions.

The $1.1 million decrease in the prior period unrecognized tax benefit is primarily related to the Company’s application for a change in accounting method related to bonus expense that does not qualify as a federal income tax deduction when accrued for financial reporting purposes. The $0.4 million increase in the current period unrecognized tax benefit is primarily related to uncertain tax positions recorded in Digital Motors acquisition accounting.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2022, no interest and penalties related to uncertain tax positions have been accrued.

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
15.    Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders during the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(118,685)	$(38,329)	$76,544
Loss from continuing operations	$(118,685)	$(38,369)	$(19,839)
Income from discontinuing operations, net of taxes	$—	$40	$96,383

Weighted-average common shares outstanding, basic and diluted	91,452	97,352	106,315
(Loss) income per share, basic and diluted
Continuing operations	$(1.30)	$(0.39)	$(0.19)
Discontinued operations	$—	$—	$0.91
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net (loss) income per share attributable to common stockholders at December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Options to purchase common stock	5,114	6,078	10,009
Common stock warrants	—	—	510
Unvested restricted stock units	10,008	7,536	6,918
Total shares excluded from net loss per share attributable to common stockholders	15,122	13,614	17,437

16.    Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.8 million, $1.7 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
17.    Related Party Transactions
Transactions with USAA
USAA is a large stockholder in the Company and was the Company’s most significant affinity marketing partner. At the time that the Company entered into arrangements with USAA to operate its Auto Buying Program, USAA met the definition of a related party. In February 2020, the Company entered into a short-term agreement to extend its partnership with USAA Federal Savings Bank (“USAA FSB”) to continue to power the USAA Car Buying Service through September 30, 2020. USAA FSB paid the Company a $20 million transition services fee that was earned over the term of the agreement. Revenue share from USAA FSB to the Company remained the same as it was under the previous agreement except that amounts earned after March 1, 2020 were settled net of the transaction service fee. The Company recognized net revenue of $9.3 million for the year ended December 31, 2020 related to the transition services fee. The Company recorded sales and marketing expense of $1.9 million for the years ended December 31, 2020 related to service arrangements entered into with USAA.

Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade and no longer considers Accu-Trade a related party after the sale. See Note 2 to our consolidated financial statements included herein for further details. The Company had amounts due to Accu-Trade of $1.1 million at December 31, 2021. The Company recognized contra-revenue of $0.1 million, $1.0 million, and $1.2 million and cost of revenue of $1.1 million, $5.4 million, and $1.7 million during the years ended December 31, 2022, 2021, and 2020, respectively, related to a software and data licensing agreement entered into with Accu-Trade.