Form 10-Q
period 2023-03-31
TrueCar, Inc.
filed 2023-05-10
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 5, 2023, 89,197,235 shares of the registrant’s common stock were outstanding.

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
•Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
•The ongoing disruptions and uncertainties caused by the coronavirus pandemic have meaningfully disrupted our business and may continue to do so, including in new and unforeseen ways.
•The termination of our partnership with USAA Federal Savings Bank has adversely affected our business and we may not be able to mitigate its negative financial effects.
•The growth of our business relies significantly on our ability to maintain and increase the revenues that we derive from dealers in our network of TrueCar Certified Dealers. Failure to do so would harm our financial performance.
•The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, our inventory supply and certain key elements of our TrueCar Deal Builder’s functionality, any of which would negatively affect our business.
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
•We rely on relationships with data providers and may experience interruptions in the data feeds they provide, which could adversely affect our current and future product offerings, including TrueCar+, to users and dealers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and dealers and to timely invoice dealers and otherwise negatively affect our business.
•We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
•The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
•If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.

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
•Our number of unique visitors, revenue and operating results fluctuate due to seasonality.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $2,205 and $0 at March 31, 2023 and December 31, 2022, respectively)	$156,648	$175,518
Accounts receivable, net of allowances of $1,091 and $1,073 at March 31, 2023 and December 31, 2022, respectively	14,120	13,786
Prepaid expenses	4,718	5,969
Other current assets	2,252	2,562
Total current assets	177,738	197,835
Property and equipment, net	19,380	18,902
Operating lease right-of-use assets	15,742	16,940
Intangible assets, net	12,774	13,969
Other assets	3,884	3,881
Total assets	$229,518	$251,527
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,334	$8,655
Accrued employee expenses	3,908	7,378
Operating lease liabilities, current	4,584	4,514
Accrued expenses and other current liabilities	9,091	10,232
Total current liabilities	26,917	30,779
Operating lease liabilities, net of current portion	17,221	18,500
Other liabilities	3,754	4,981
Total liabilities	47,892	54,260
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 89,061,768 and 88,439,088 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	713,714	709,790
Accumulated deficit	(532,097)	(512,532)
Total stockholders’ equity	181,626	197,267
Total liabilities and stockholders’ equity	$229,518	$251,527

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$36,980	$43,533
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,846	4,946
Sales and marketing	26,766	27,081
Technology and development	12,498	10,255
General and administrative	10,846	11,724
Depreciation and amortization	4,191	3,660
Total costs and operating expenses	58,147	57,666
Loss from operations	(21,167)	(14,133)
Interest income	1,608	27
Gain from equity method investment	—	1,749
Loss before income taxes	(19,559)	(12,357)
Provision for income taxes	6	57
Net loss	$(19,565)	$(12,414)

Net loss per share, basic and diluted	$(0.22)	$(0.13)
Weighted average common shares outstanding, basic and diluted	88,647	95,924
Other comprehensive loss:
Comprehensive loss	$(19,565)	$(12,414)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626

	Three Months Ended March 31, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(19,565)	$(12,414)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,191	3,660
Deferred income taxes	—	16
Bad debt expense and other reserves	96	160
Stock-based compensation	4,708	3,498
Increase in the fair value of contingent consideration liability	591	—
Amortization of lease right-of-use assets	909	1,097
Gain from equity method investment	—	(1,749)
Impairment of right-of-use assets	351	—
Other noncash expense	194	315
Changes in operating assets and liabilities:
Accounts receivable	(430)	1,442
Prepaid expenses and other assets	1,364	(149)
Accounts payable	560	(249)
Accrued employee expenses	(2,749)	(1,529)
Operating lease liabilities	(1,209)	(1,383)
Accrued expenses and other current liabilities	(1,160)	(180)
Other liabilities	48	—
Net cash used in operating activities	(12,101)	(7,465)
Cash flows from investing activities
Purchase of property and equipment	(3,855)	(3,379)
Cash from sale of equity method investment	—	12,800
Net cash (used in) provided by investing activities	(3,855)	9,421
Cash flows from financing activities
Payment of contingent consideration liability	(1,908)	—
Proceeds from exercise of common stock options	64	163
Taxes paid related to net share settlement of equity awards	(1,070)	(1,024)
Payments for the repurchase of common stock	—	(11,530)
Net cash used in financing activities	(2,914)	(12,391)
Net decrease in cash, cash equivalents and restricted cash	(18,870)	(10,435)
Cash, cash equivalents and restricted cash at beginning of period	175,518	245,217
Cash, cash equivalents and restricted cash at end of period	$156,648	$234,782

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$222	$246
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	708	588

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., Digital Motors Corporation, and TrueCar Wholesale Solutions, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” Digital Motors Corporation is referred to as “Digital Motors,” and TrueCar Wholesale Solutions, Inc. is referred to as “TCWS.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on February 24, 2023.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the recoverability and related impairment of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, measurement of right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of assets and liabilities assumed in business combinations and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2023 through February 15, 2023, the Company’s chief operating decision maker (the “CODM”) was comprised of the President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer. Upon the appointment of the Company’s new Chief Financial Officer on February 16, 2023 through March 31, 2023, the CODM was comprised of the President and Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer (who, prior to February 16, 2023, had jointly served as both the Chief Financial Officer and the Chief Operating Officer), who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 10). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2023, cash and cash equivalents included $2.2 million of restricted cash that is used to collateralize a letter of credit to secure certain of our obligations under one of our office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowances, at beginning of period	$1,073	$3,099
Charged as a reduction of revenue	704	790
Charged to bad debt expense in general and administrative expenses	96	160
Write-offs, net of recoveries	(782)	(1,536)
Allowances, at end of period	$1,091	$2,513
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
For the three months ended March 31, 2022, the Company recognized a gain of $1.7 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 by level within the fair value hierarchy. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$140,224	$—	$—	$140,224	$57,518	$—	$—	$57,518
Total assets	$140,224	$—	$—	$140,224	$57,518	$—	$—	$57,518

	At March 31, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$1,849	$1,849	$—	$—	$1,983	$1,983
Contingent consideration, non-current	—	—	3,403	3,403	—	—	4,678	4,678
Total liabilities	$—	$—	$5,252	$5,252	$—	$—	$6,661	$6,661
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

Three Months Ended March 31, 2023

Fair value, beginning of period	$6,661
Cash payments	(2,000)
Changes in fair value	591
Fair value, end of period	$5,252
The following table summarizes the significant unobservable inputs and valuation technique in the fair value measurement of the contingent consideration liability at March 31, 2023:

Valuation Technique	Unobservable Inputs	Value Range
Scenario-Based model	Probabilities of achievement	100.0%

4.    Property and Equipment, net
Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment and internally developed software	$88,251	$88,638
Furniture and fixtures	3,013	3,013
Leasehold improvements	11,740	11,740
	103,004	103,391
Less: Accumulated depreciation	(83,624)	(84,489)
Total property and equipment, net	$19,380	$18,902
Included in the table above are property and equipment of $2.0 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.0 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization of internal use capitalized software development costs was $2.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company disposed of or retired certain fully depreciated computer equipment and internally developed software with an original cost basis of $3.5 million.

5.    Commitments and Contingencies
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. The Company is not currently a party to any material legal proceedings.
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

6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2022	5,114,490	$9.50	4.7
Granted	—	—
Exercised	(23,989)	2.68
Forfeited/expired	(540,987)	8.97
Outstanding at March 31, 2023	4,549,514	$9.60	4.5
At March 31, 2023, total remaining stock-based compensation expense for unvested stock option awards was $1.3 million, which is expected to be recognized over a weighted-average period of 1.9 years. For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.3 million and $0.4 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2022	10,007,869	$4.04
Granted	5,421,366	2.49
Vested	(1,024,364)	3.95
Forfeited	(610,111)	3.78
Non-vested — March 31, 2023	13,794,760	$3.45
At March 31, 2023, total remaining stock-based compensation expense for non-vested restricted stock units was $39.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. For the three months ended March 31, 2023 and 2022, the Company recorded $4.4 million and $3.1 million in stock-based compensation expense for restricted stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$50	$37
Sales and marketing	1,895	1,175
Technology and development	1,017	900
General and administrative	1,746	1,386
Total stock-based compensation expense	4,708	3,498
Amount capitalized to internal software use	222	246
Total stock-based compensation cost	$4,930	$3,744

7.    Income Taxes
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

The Company recorded income tax expense of less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Company’s provision for income taxes reflects state income tax expense. The Company’s provision for income taxes for the three months ended March 31, 2022 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2023, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the IRS and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(19,565)	$(12,414)
Weighted average common shares outstanding, basic and diluted	88,647	95,924
Net loss per share, basic and diluted	$(0.22)	$(0.13)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Options to purchase common stock	4,550	5,720
Non-vested restricted stock unit awards	13,795	11,490
Total shares excluded from net loss per share	18,345	17,210
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during three months ended March 31, 2023. As of March 31, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.

9.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million for the two months ended March 1, 2022 related to a software and data licensing agreement that was terminated as part of the sale. No amounts were due to Accu-Trade at March 31, 2023 or at December 31, 2022.

10.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Dealer revenue	$35,831	$42,286
OEM incentives revenue	1,039	1,028
Other revenue	110	219
Total revenues	$36,980	$43,533
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2022 were transferred to accounts receivable during three months ended March 31, 2023 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $0.9 million was recorded as of March 31, 2023 and December 31, 2022, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended March 31, 2023, we generated revenues of $37.0 million and recorded a loss of $19.6 million. During the three months ended March 31, 2022, we generated revenues of $43.5 million and recorded a loss of $12.4 million.

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

	Three Months Ended March 31,
	2023	2022
Average Monthly Unique Visitors	8,667,079	7,265,369
Units (1)	76,458	91,600
Monetization	$482	$473
Franchise Dealer Count	7,961	8,299
Independent Dealer Count	3,871	4,106

(1)We issued full credits of the amount originally invoiced with respect to 1,215 and 2,382 units during the three months ended March 31, 2023 and 2022, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors increased 19.3% to approximately 8.7 million in the three months ended March 31, 2023 from approximately 7.3 million in the same period of 2022 as we continue to optimize the efficiency of our acquisition spend.
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
The number of units decreased 16.5% to 76,458 units in the three months ended March 31, 2023 from 91,600 units in the three months ended March 31, 2022. The unit decrease is primarily due to pressure on our conversion rates brought on by continuing elevated vehicle prices, rising interest rates, and lingering constraints on dealer inventory.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $482 for the three months ended March 31, 2023 as compared to $473 for the three months ended March 31, 2022. The increase is primarily due to the additional of our Sell Your Car offering and higher OEM incentives revenue.
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
Our franchise dealer count was 7,961 at March 31, 2023, a decrease from 8,299 at March 31, 2022, and a slight increase from 7,924 at December 31, 2022. The year over year decline in franchise dealer count is primarily due to certain franchise dealers scaling back their spending on marketing as a result of automobile inventory shortages.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,871 at March 31, 2023, a decrease from 4,106 at March 31, 2022, and a decrease from 4,148 at December 31, 2022. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or went out of business as the used vehicle market experienced softening demand and price volatility.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain from equity method investment, changes in the fair value of contingent consideration liability, lease exit costs, impairment of right-of-use (“ROU”) assets, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect lease exit costs or impairment charges on our ROU assets associated with subleasing;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(19,565)	$(12,414)
Non-GAAP adjustments:
Interest income	(1,608)	(27)
Depreciation and amortization	4,191	3,660
Stock-based compensation	4,708	3,498
Gain from equity method investment (1)	—	(1,749)
Change in fair value of contingent consideration liability	591	—
Lease exit costs (2)	—	669
Impairment of right-of-use (“ROU”) assets (3)	351	—
Provision for income taxes	6	57
Adjusted EBITDA	$(11,326)	$(6,306)

(1)The excluded amounts include a $1.7 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade in the first quarter of 2022.
(2)The excluded amount represents lease exit costs associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(3)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

Components of Operating Results
Revenues
Our revenues are comprised primarily of dealer revenue and OEM incentives revenue. We recognize transaction revenue for certain of our Auto Buying Program and OEM incentives arrangements at the time introductions and incentives are delivered based upon expected subsequent vehicle sales between the Auto Buying Program user and the dealer.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our condensed consolidated statements of comprehensive loss.
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
 Interest Income. Interest income consists of interest earned on our cash, cash equivalents and restricted cash.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2023 and December 31, 2022, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%.
For the three months ended March 31, 2023, our provision for income taxes reflects state income tax expense. Our provision for income taxes for the three months ended March 31, 2022 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$36,980	$43,533
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,846	4,946
Sales and marketing	26,766	27,081
Technology and development	12,498	10,255
General and administrative	10,846	11,724
Depreciation and amortization	4,191	3,660
Total costs and operating expenses	58,147	57,666
Loss from operations	(21,167)	(14,133)
Interest income	1,608	27
Gain from equity method investment	—	1,749
Loss before income taxes	(19,559)	(12,357)
Provision for income taxes	6	57
Net loss	$(19,565)	$(12,414)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(11,326)	$(6,306)

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Dealer revenue	$35,831	$42,286
OEM incentives revenue	1,039	1,028
Other revenue	110	219
Total revenues	$36,980	$43,533

Three months ended March 31, 2023 compared to three months ended March 31, 2022. The decrease in our total revenues of $6.6 million, or 15.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was mainly due to pressure on our conversion rates brought on by continuing elevated vehicle prices, rising interest rates, and limited new vehicle inventories, which remain well below historic industry levels despite recent increases for some OEMs. Dealer revenue, OEM incentives revenue, and Other revenue represented 96.9%, 2.8%, and 0.3%, respectively, of revenues for the three months ended March 31, 2023 as compared to 97.1%, 2.4%, and 0.5%, respectively, for the same period in 2022.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2023	2022
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$3,846	$4,946
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.4%	11.4%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Cost of revenue decreased $1.1 million, or 22.2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a $1.1 million decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$26,766	$27,081
Sales and marketing expenses as a percentage of revenues	72.4%	62.2%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Sales and marketing expenses decreased $0.3 million, or 1.2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease primarily reflects a $1.6 million decrease in revenue share paid to our affinity marketing partners, a $0.3 million decrease in facilities costs, and a $0.3 million decrease in employee-related expenses. The decrease is partially offset by a $0.8 million increase in our branded media spend, a $0.7 million increase in stock-based compensation expenses primarily due to the departure of an executive, and a $0.2 million increase in travel and entertainment costs. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. Continuing elevated vehicle prices, rising interest rates, and lingering constraints on dealer inventory impact the deployment of branded media spend, which was reduced when conversion rates fall and branded media spend becomes less efficient. However, we expect to incur incremental branded media expenses to support further rollout of our TrueCar+ initiatives.

Technology and Development Expenses

	Three Months Ended March 31,

	2023	2022
	(dollars in thousands)
Technology and development expenses	$12,498	$10,255
Technology and development expenses as a percentage of revenues	33.8%	23.6%
Capitalized software costs	$3,475	$2,860
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Technology and development expenses increased $2.2 million, or 21.9%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase primarily reflects a $2.4 million increase in employee-related expenses associated with increased headcount as we continue to invest in TrueCar+, expand our product portfolio, and enhance our existing core offering. The increase is partially offset by a $0.3 million decrease in facilities cost.
Capitalized software costs increased by $0.6 million, primarily due to a $0.5 million increase in internal capitalized software costs and a $0.1 million increase in third-party software costs.
We expect technology and development expenses to continue to be affected by variations in headcount.
General and Administrative Expenses

	Three Months Ended March 31,

	2023	2022
	(dollars in thousands)
General and administrative expenses	$10,846	$11,724
General and administrative expenses as a percentage of revenues	29.3%	26.9%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. General and administrative expenses decreased $0.9 million, or 7.5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease primarily reflects a $0.7 million decrease in employee-related expenses, a $0.7 million decrease in facilities costs, and a $0.4 million decrease in other professional services. The decrease is partially offset by a $0.6 million increase in expenses due to the fair value adjustment of the contingent consideration liability and a $0.4 million increase in stock-based compensation expenses.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Depreciation and amortization expenses	$4,191	$3,660
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Depreciation and amortization expenses increased $0.5 million, or 14.5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Gain from Equity Method Investment

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Gain from equity method investment	$—	$1,749
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
Provision for Income Taxes

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Provision for income taxes	$6	$57
For the three months ended March 31, 2023, our provision for income taxes reflects state income tax expense. Our provision for income taxes for the three months ended March 31, 2022 primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

Liquidity and Capital Resources
At March 31, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $156.6 million.
We have incurred cumulative losses of $532.1 million from our operations through March 31, 2023, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the three months ended March 31, 2023. As of March 31, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Three Months Ended March 31,
	2023	2022
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(12,101)	$(7,465)
Net cash (used in) provided by investing activities	(3,855)	9,421
Net cash used in financing activities	(2,914)	(12,391)
Net decrease in cash, cash equivalents and restricted cash	$(18,870)	$(10,435)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the three months ended March 31, 2023 was $12.1 million. This was primarily due to our net loss of $19.6 million, adjusted for non-cash items such as, depreciation and amortization expense of $4.2 million, stock-based compensation expense of $4.7 million, amortization of lease right-of-use assets of $0.9 million, and impairment of right-of-use asset of $0.4 million. Net cash used in operations also reflected a decrease of $3.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $2.7 million, a decrease in operating lease liabilities of $1.2 million, a decrease in accrued expenses and other current liabilities of $1.2 million, and an increase in accounts receivable of $0.4 million. These decreases were offset by a decrease in prepaid expenses and other assets of $1.4 million and an increase in accounts payable of $0.6 million.
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
Investing Activities
Cash used in investing activities of $3.9 million for the three months ended March 31, 2023 consisted of investments in software.
Cash provided by investing activities of $9.4 million for the three months ended March 31, 2022 consisted of $12.8 million received from the sale of our equity method investment in Accu-Trade that was offset by $3.4 million investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $2.9 million for the three months ended March 31, 2023 represented a payment of $1.9 million for the first tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $1.1 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.1 million from the exercise of employee stock options.
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
Contractual Obligations and Known Future Cash Requirements
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements can be found in Note 4 and Note 11 in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023. There have been no material changes in our contractual obligations and known future cash requirements since December 31, 2022.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 in our Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Since December 31, 2022, there have been no material changes in our accounting policies that are impacted by judgements, assumptions and estimates.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $156.6 million at March 31, 2023, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash, cash equivalents and restricted cash balance as of March 31, 2023 would result in a decrease in annual interest income of approximately $0.4 million.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Proceedings” in Note 5 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. Despite improvements in inventory levels beginning in the latter half of 2022, industry-wide levels have not reached pre-pandemic levels, and we cannot guarantee that inventory will ever return to historic levels. These low inventory levels are attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
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
For example, we have historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade. In March 2022, our original agreement with Accu-Trade was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. Accu-Trade, as a subsidiary of Cars.com, supplied the valuation data we use in providing offers and guarantees for those offers to dealers subscribed to our Trade product until our commercial relationship with Accu-Trade ceased on May 1, 2023 upon the termination of our commercial agreement. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TrueCar Wholesale Solutions, Inc., instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreases the value our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TrueCar Wholesale Solutions, Inc. at scale. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected.
Also, since 2020, we have introduced a number of other products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with financial institutions to, among other things, allow consumers to pre-qualify for a car loan, review their credit score to facilitate financing quotations and apply for credit from lenders. We have introduced, and intend to continue to introduce, additional other products to facilitate the implementation of our TrueCar+ offering. However, because these products are new and may be relatively untested, we may be unable to anticipate issues that arise following their introduction. This has resulted in our product development and rollout being an iterative process in which we may modify, pause or cease certain features or products, and we expect to continue this approach with future offerings. Consumers and dealers may view past or future alterations or removals of TrueCar+ features or products in a negative light, which could adversely affect the prospects of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the risk factor “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.”
Further, we completed the acquisition of Digital Motors Corporation in the second quarter of 2022. The acquisition was undertaken in part to allow us to pursue the integration of certain features of Digital Motors’ existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. For example, in the fourth quarter of 2022 we employed certain elements of Digital Motors’ credit application routing product to replace services that to that point had been supplied by a third-party vendor. However, we cannot guarantee that the benefits of any such integration will make TrueCar+ or any other offerings more attractive to dealers and consumers or that we will be able to successfully integrate any technology developed by Digital Motors into our own platforms in all cases. For more information on potential risks related our acquisitions and similar transactions, refer to the risk factor “We have in the past undertaken and may in the future pursue acquisitions, divestitures, investments and other similar transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and if we do not manage them successfully or if acquired entities or investments fail to perform as expected, our financial results, business and prospects could be harmed.”
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, or SVB, in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the FDIC as receiver. At that time, we held approximately 70% of our cash and cash equivalents, approximately $122 million, with SVB in order to comply with a covenant in our now-

terminated credit facility with SVB. As a result of SVB’s closure, substantially all of our cash and cash equivalents with SVB were temporarily unavailable until March 13, 2023, following the FDIC’s announcement that all SVB deposits would be guaranteed and that the bank would resume normal banking activities, including online banking. On March 27, 2023, all deposits of SVB were assumed by First-Citizens Bank & Trust Company.
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of March 31, 2023, approximately 10% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial intuitions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
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
Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected by the long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working remains prevalent in the long term and the need for workers to commute reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.
Further, we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.
Finally, since the first quarter of 2020, all of our employees have been on mandatory work-from-home status, a transition that was implemented to reduce the risk of transmission of the coronavirus in accordance with the orders of relevant governmental authorities. In the future, we may permit or require certain employees to return to our offices, which could create a transition period in which business is disrupted or employee attrition, morale and productivity is negatively affected.
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
In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as “minimum allowable advertised price,” or MAAP, guidelines. In the past, manufacturers have taken the position that prices submitted by TrueCar Certified Dealers were in violation of their MAAP guidelines and discouraged franchise dealers from remaining in or joining the network, and any similar discord in the future with specific car manufacturers could impede our ability to grow our dealer network. Although we have implemented certain changes designed to accommodate existing MAAP guidelines, it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
As discussed in more detail under the risk factor “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to our consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business,” we depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas. Although we introduced distance retailing in 2022 to allow consumers to choose from an expanded selection of inventory beyond their immediate geographic location, a majority of TrueCar consumers who ultimately purchase vehicles on our platform do so from dealers in their region
Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that would diminish our organic search traffic and therefore our number of monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”
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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022, implemented to date in 2023 and additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending” or other factors may also increase the amount of time that consumers spend between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.
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
For the three months ended March 31, 2023, we derived approximately 2.8% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2022, the corresponding figure was approximately 2.7%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 have reduced manufacturers’ incentive spending, and while incentive spending by manufacturers increased in early 2023, such spending remains historically low compared to the period prior to the coronavirus pandemic and subsequent inventory shortages and has trended toward financing and leasing offers, while our arrangements with car manufacturers has historically involved cash discount incentives offered to consumers. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
Additional changes like these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them or changes in our partners’ interpretations or existing regulations and other legal requirements.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2023, our franchise dealer count was 7,961.
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
We have experienced management turnover such as this in the past. In 2020, after nine months of service in an interim capacity, our board of directors appointed Michael Darrow as our chief executive officer following the departure of our prior chief executive officer in 2019. Also in 2020, in connection with the reorganization of our business discussed earlier in this “Risk Factors” section, we hired a new chief operating officer and chief consumer officer, and our chief financial officer and chief accounting officer resigned. In 2021, we hired a new chief financial officer and a new head of product, our executive vice president of dealer solutions departed and we terminated the employment of our chief operating officer, in 2022, we hired a new chief people officer and a new head of sales and our chief financial officer was appointed to serve in the additional capacity of chief operating officer and in 2023 we appointed a new chief financial officer as our prior chief financial officer assumed the role of chief operating officer in a dedicated position, appointed a new chief commerce officer and our chief communications officer and head of sales departed. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them during competitive labor markets. Moreover, we have in the past conducted reductions in force, and may undergo further reductions in the future as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Any such future reductions could adversely affect employee morale, retention and recruiting efforts and could result in the incurrence of severance-related costs. We are also limited in our ability to recruit internationally by immigration and other laws.
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
Additionally, we are not currently able to monetize transactions in which a manufacturer sells new automobiles directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states, for example. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers are also promoting “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands during and after the coronavirus pandemic, our business, growth, operating results, financial condition and prospects could be adversely affected.

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
Finally, as discussed elsewhere in these risk factors, the success of our platform depends in part on the utility it provides to consumers relative to the platforms of our competitors. If we are unable to incorporate features or technological advancements that become commonplace in other consumer-facing products, including those of our competitors, such as the integration of artificial intelligence, machine learning and other emerging technologies, our products may be viewed less favorably by consumers, and our business, growth rate and performance may suffer.
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
•online automobile retailers such as Carvana, Vroom, CarMax (and its subsidiary Edmunds), DriveTime and Shift Technologies;
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
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond more quickly with new technologies, such as artificial intelligence, machine learning and other emerging technologies. Our competitors may also be able to leverage their resources and relationships to undertake more extensive marketing or promotional campaigns. Further, if any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to continue to partner with us. If we are unable to compete with these companies, the demand for our products and services could substantially decline.

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
Further, as we expand our business model to offer new products or services, we may become subject to motor vehicle sales, advertising and brokering laws that have not historically applied to our business and with which we are not operationally experienced. For example, following the wind down of our commercial relationship with Accu-Trade as discussed in the risk factor entitled “If we are not successful in rolling out our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using that offering, integrating our current and future offerings into that experience or appropriately monetizing it, our business and prospects would be adversely affected,” we now provide certain services to our dealers and users with the support of our affiliate, TrueCar Wholesale Solutions, Inc., instead of Accu-Trade. This has resulted in TrueCar Wholesale Solutions, Inc. being subject to laws and regulatory schemes with which we have no previous operational experience. It may also result in TrueCar, Inc. being subject to laws and regulatory schemes that were not previously applicable to our business.
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
Laws Relating to Financial Products
The provision of financial products, including related to the purchase, financing or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financing or extend credit to consumers, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular. In connection with certain of the products provided by these commercial partners, our platform collects and transmits certain information related to consumer credit applications. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services, including products or services that we may offer in the future, are determined to fall within the scope of those laws or regulations in a manner that would require us or our partners to implement additional measures to comply with these laws and regulations, we may be forced to incur additional compliance costs or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services are not in compliance with those law or regulations, if any of our current or prospective affinity or other partners is uncertain about the applicability of such laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Numerous jurisdictions in which we do business are currently considering, or have enacted, data protection legislation, most prominently, the California Consumer Privacy Act of 2018, which we refer to as the CCPA. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, California voters approved the California Privacy Rights Act in 2020, which amended the CCPA to, among other things, further restrict information sharing, heighten penalties and establish a new governmental agency to enforce the CCPA. The CCPA has increased our compliance costs and potential liability. Modifications to our data processing practices and policies, products and consumer experience that we have made to comply with the CCPA and similar legislation, or that we may be required to make in the future as a result of the continuing changes to the requirements under that legislation or similar future legislation, may materially negatively impact our business, operating results, financial condition and prospects.
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
In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisitions of DealerScience in 2018 and Digital Motors in 2022, our investment in Accu-Trade in 2019 and divestment thereof in 2022 and our divestiture of our ALG, Inc. subsidiary, or, ALG, in 2020.

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
For example, the total consideration of $135 million payable in connection with the divestiture of ALG in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but on April 17, 2023, ALG provided us with notice that it failed to achieve the 2022 revenue metrics required for us to be entitled to any of the $15 million contingent consideration. As we review the basis of this notice there can be no assurance that we will be entitled to any of the contingent consideration. If we enter into future transactions in which any amount of consideration is payable contingent upon factors beyond our control, we will be unable to guarantee that such payments will be received.
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully integrate technology developed by Digital Motors into our own platforms to the extent we envisioned prior to the acquisition or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment.
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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 16.9% in 2021 to $231.7 million and by an additional 30.3% in 2022 to $161.5 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
•maintain our existing product offerings, including our Trade and Sell Your Car offerings following the termination of our commercial relationship with Accu-Trade; and
•introduce third-party ancillary products and services, including by integrating acquired products and services into our business.
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
We have not been profitable since inception. We had an accumulated deficit of $532.1 million at March 31, 2023. During the three months ended March 31, 2023, we had a net loss of $19.6 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
Our number of unique visitors, revenue and operating results fluctuate due to seasonality.
Our number of unique visitors, revenue trends and operating results reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due to the overall growth of our business, and more recently the effects of seasonality on our results have been outweighed by disruptions to our business, such as the termination of our partnership with USAA, the coronavirus pandemic and the automobile inventory shortage, but we expect that in the future our revenues may be affected more by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened inflation, recession, severe weather or other significant events outside of our control.
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
At March 31, 2023, we had intangible assets of $12.8 million. Prior to the interim quantitative impairment test discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the three months ended September 30, 2022.
We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our goodwill, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. As a result, the carrying value of our goodwill, to the extent it is regained in the future, and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangible assets. Impairments to our goodwill have materially and adversely affected our results of operations in the past, as could future reductions in the carrying value of any intangible assets.

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
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the three months ended March 31, 2023, the trading price of our common stock fluctuated from a low of $1.84 per share to a high of $3.49 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including those relating to events such as the coronavirus pandemic, may seriously affect the market price of our common stock, regardless of our actual operating performance. Additionally, as a public company, we face the risk of shareholder lawsuits, particularly if we experience declines in the price of our common stock. In the past, following periods of volatility in the overall market and the market prices of our securities, securities class action lawsuits have often been instituted against us, and we may in the future be subject to these legal actions.
Concentration of ownership among our existing executive officers and directors, their affiliates and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.
As of March 31, 2023, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 60% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At March 31, 2023, approximately 89.1 million shares of our common stock were outstanding. In addition, as of March 31, 2023, there were 4.5 million shares underlying options and 13.8 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 4.5 million shares (including vested options) as of March 31, 2023 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.

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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the three months ended March 31, 2023. Further, Congress recently enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and will increase the costs of repurchasing shares of our common stock in the future. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Employment Agreement, dated as of February 16, 2023, by and between the Registrant and Teresa Luong.	10-K	10.2	February 24, 2023
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	May 9, 2023	By:	/s/ Michael D. Darrow
Michael D. Darrow
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Teresa T. Luong
Teresa T. Luong
Chief Financial Officer
(Principal Financial Officer)