Form 10-Q
period 2023-06-30
TrueCar, Inc.
filed 2023-08-04
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 2, 2023, 90,060,682 shares of the registrant’s common stock were outstanding.

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
•the success and long-term effects of our strategic restructuring;
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
•our ability to mitigate the financial effect of the termination of our partnership with USAA Federal Savings Bank in 2020;
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
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
•The loss of a significant affinity partner, such as the termination of our partnership with USAA Federal Savings Bank in 2020, or a significant reduction in units attributable to our affinity partners would reduce our revenue and harm our operating results.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $2,205 and $0 at June 30, 2023 and December 31, 2022, respectively)	$142,405	$175,518
Accounts receivable, net of allowances of $1,172 and $1,073 at June 30, 2023 and December 31, 2022, respectively	16,236	13,786
Prepaid expenses	6,797	5,969
Other current assets	1,976	2,562
Total current assets	167,414	197,835
Property and equipment, net	20,308	18,902
Operating lease right-of-use assets	13,331	16,940
Intangible assets, net	11,580	13,969
Other assets	4,071	3,881
Total assets	$216,704	$251,527
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,537	$8,655
Accrued employee expenses	7,466	7,378
Operating lease liabilities, current	4,788	4,514
Accrued expenses and other current liabilities	10,914	10,232
Total current liabilities	32,705	30,779
Operating lease liabilities, net of current portion	15,910	18,500
Other liabilities	3,780	4,981
Total liabilities	52,395	54,260
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 89,965,342 and 88,439,088 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	716,821	709,790
Accumulated deficit	(552,521)	(512,532)
Total stockholders’ equity	164,309	$197,267
Total liabilities and stockholders’ equity	$216,704	$251,527

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$39,293	$42,275	$76,273	$85,808
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,931	3,817	7,777	8,763
Sales and marketing	27,180	26,324	53,946	53,405
Technology and development	13,510	11,380	26,008	21,635
General and administrative	12,728	10,937	23,574	22,661
Depreciation and amortization	4,091	3,785	8,282	7,445
Total costs and operating expenses	61,440	56,243	119,587	113,909
Loss from operations	(22,147)	(13,968)	(43,314)	(28,101)
Interest income	1,730	279	3,338	306
Gain from equity method investment	—	96	—	1,845
Loss before income taxes	(20,417)	(13,593)	(39,976)	(25,950)
Provision for (benefit from) income taxes	7	(2,574)	13	(2,517)
Net loss	$(20,424)	$(11,019)	(39,989)	(23,433)

Net loss per share, basic and diluted	$(0.23)	$(0.12)	(0.45)	$(0.25)
Weighted average common shares outstanding, basic and diluted	89,383	91,016	89,017	93,457
Other comprehensive loss:
Comprehensive loss	$(20,424)	$(11,019)	$(39,989)	$(23,433)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626
Net loss	—	—	—	(20,424)	(20,424)
Stock-based compensation	—	—	4,116	—	4,116
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	903,574	—	(1,009)	—	(1,009)
Balance at June 30, 2023	89,965,342	$9	$716,821	$(552,521)	$164,309

	Six Months Ended June 30, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227
Net loss	—	—	—	(11,019)	(11,019)
Repurchase of common stock	(3,731,415)	—	(14,075)	—	(14,075)
Stock-based compensation	—	—	4,777	—	4,777
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	654,005	—	(849)	—	(849)
Balance at June 30, 2022	90,509,585	$10	$705,331	$(417,280)	$288,061

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(39,989)	$(23,433)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,282	7,445
Deferred income taxes	—	(2,524)
Bad debt expense and other reserves	340	178
Stock-based compensation	8,599	7,985
Increase in the fair value of contingent consideration liability	655	—
Amortization of lease right-of-use assets	1,693	2,156
Gain from equity method investment	—	(1,845)
Impairment of right-of-use assets	2,053	—
Other noncash expense (gain)	194	(258)
Changes in operating assets and liabilities:
Accounts receivable	(2,790)	1,970
Prepaid expenses and other assets	(626)	(1,650)
Accounts payable	688	(1,153)
Accrued employee expenses	484	303
Operating lease liabilities	(2,316)	(2,877)
Accrued expenses and other current liabilities	596	153
Other liabilities	45	—
Net cash used in operating activities	(22,092)	(13,550)
Cash flows from investing activities
Purchase of property and equipment	(7,098)	(5,880)
Cash from sale of equity method investment	—	12,800
Cash paid for acquisition, net of cash acquired	—	(12,093)
Net cash used in investing activities	(7,098)	(5,173)
Cash flows from financing activities
Payment of contingent consideration liability	(1,908)	—
Proceeds from exercise of common stock options	64	179
Taxes paid related to net share settlement of equity awards	(2,079)	(1,889)
Payments for the repurchase of common stock	—	(25,103)
Net cash used in financing activities	(3,923)	(26,813)
Net decrease in cash, cash equivalents and restricted cash	(33,113)	(45,536)
Cash, cash equivalents and restricted cash at beginning of period	175,518	245,217
Cash, cash equivalents and restricted cash at end of period	$142,405	$199,681

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$447	$536
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,066	780
Changes in right-of-use assets for operating lease obligations	136	3,047
Changes in lease liabilities for operating lease obligations	136	3,636

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
Through its subsidiary TCDS, the Company provides its Trade and Payments solutions. TCDS also supports the Company’s Sell Your Car product. The Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. The Company’s Payments solution helps consumers calculate accurate monthly payments.

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
Segments
The Company has one operating segment. The Company has gone through various organizational changes in the current year, including the appointment of a new Chief Financial Officer (“CFO”) on February 16, 2023 and the appointment of a new President and Chief Executive Officer (“CEO”) on June 15, 2023. As a result of these organizational changes, the Company’s chief operating decision maker (the "CODM") was comprised of the President and CEO and the CFO and Chief Operating Officer ("COO") from January 1, 2023 through February 15, 2023; the President and CEO, the COO, and the CFO from February 16, 2023 through June 14, 2023; and the President and CEO and the CFO from June 15, 2023 through June 30, 2023; who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 10). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2023, cash and cash equivalents included $2.2 million of restricted cash that is used to collateralize a letter of credit to secure certain of our obligations under one of our office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowances, at beginning of period	$1,091	$2,513	$1,073	$3,099
Charged as a reduction of revenue	791	679	1,496	1,469
Charged to bad debt expense in general and administrative expenses	245	18	340	178
Write-offs, net of recoveries	(955)	(1,605)	(1,737)	(3,141)
Allowances, at end of period	$1,172	$1,605	$1,172	$1,605
The Company’s assessment considered business and market disruptions caused by the ongoing effects of the coronavirus pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with our Restructuring Plan (Note 5) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent considerations liability as of June 30, 2023.
For the six months ended June 30, 2022, the Company recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 by level within the fair value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and ”Other liabilities”, respectively, within the Condensed Consolidated Statements of Comprehensive Loss These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$127,204	$—	$—	$127,204	$57,518	$—	$—	$57,518
Total assets	$127,204	$—	$—	$127,204	$57,518	$—	$—	$57,518

	At June 30, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$1,885	$1,885	$—	$—	$1,983	$1,983
Contingent consideration, non-current	—	—	3,431	3,431	—	—	4,678	4,678
Total liabilities	$—	$—	$5,316	$5,316	$—	$—	$6,661	$6,661
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Fair value, beginning of period	$5,252	$6,661
Cash payments	—	(2,000)
Changes in fair value	64	655
Fair value, end of period	$5,316	$5,316

4.    Property and Equipment, net
Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment and internally developed software	$90,615	$88,638
Furniture and fixtures	3,013	3,013
Leasehold improvements	11,740	11,740
	105,368	103,391
Less: Accumulated depreciation	(85,060)	(84,489)
Total property and equipment, net	$20,308	$18,902
Included in the table above are property and equipment of $2.3 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

Total depreciation and amortization expense of property and equipment was $2.9 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. Total depreciation and amortization expense of property and equipment was $5.9 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively.
Amortization of internal use capitalized software development costs was $2.8 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. Amortization of internal use capitalized software development costs was $5.6 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023, the Company disposed of or retired certain fully depreciated computer equipment and internally developed software with an original cost basis of $4.9 million.

5.    Commitments and Contingencies
Reorganization
In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.1 million in the second quarter of 2023 in connection with the Restructuring Plan. Of the total, the Company recorded $0.2 million in cost of revenue, $2.2 million in sales and marketing, $2.7 million in technology and development and $2.0 million in general and administrative expenses within the Company’s condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2023. The Company expects the majority of the liability for the restructuring costs at June 30, 2023 to be paid during the three months ended September 30, 2023. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the Restructuring Plan costs liability for the six months ended June 30, 2023 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2022	$—
Expense	7,141
Cash Payments	(3,731)
Accrual at June 30, 2023	$3,410
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

6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2022	5,114,490	$9.50	4.7
Granted	—	—
Exercised	(23,989)	2.68
Forfeited/expired	(1,164,846)	8.14
Outstanding at June 30, 2023	3,925,655	$9.95	2.5
At June 30, 2023, total remaining stock-based compensation expense for unvested stock option awards was $0.5 million, which is expected to be recognized over a weighted-average period of 1.6 years. For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.7 million and $0.8 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2022	10,007,869	$4.04
Granted	5,826,001	2.47
Vested	(2,348,164)	3.67
Forfeited	(4,023,775)	3.37
Non-vested — June 30, 2023	9,461,931	$3.45
At June 30, 2023, total remaining stock-based compensation expense for non-vested restricted stock units was $25.5 million, which is expected to be recognized over a weighted-average period of 2.6 years. For the three months ended June 30, 2023 and 2022, the Company recorded $3.5 million and $4.1 million in stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded $7.9 million and $7.2 million in stock-based compensation expense for restricted stock units, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$54	$46	$104	$83
Sales and marketing	827	1,233	2,722	2,408
Technology and development	980	1,056	1,997	1,956
General and administrative	2,030	2,152	3,776	3,538
Total stock-based compensation expense	3,891	4,487	8,599	7,985
Amount capitalized to internal software use	225	290	447	536
Total stock-based compensation cost	$4,116	$4,777	$9,046	$8,521

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
The Company recorded income tax expense of less than $0.1 million for the three months ended June 30, 2023 and an income tax benefit of $2.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of less than $0.1 million and an income tax benefit of $2.5 million, respectively. The Company’s provision for income taxes for the three and six months ended June 30, 2023 reflects state income tax expense. For the three and six months ended June 30, 2022, the Company’s income tax benefit primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of the Company’s consolidated net deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.
There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2023, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (the “IRS’) and various state taxing authorities. The Company is not currently under IRS or state tax examination.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(20,424)	$(11,019)	$(39,989)	$(23,433)
Weighted average common shares outstanding, basic and diluted	89,383	91,016	89,017	93,457
Net loss per share, basic and diluted	$(0.23)	$(0.12)	$(0.45)	$(0.25)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Options to purchase common stock	3,925	5,420
Non-vested restricted stock unit awards	9,462	11,422
Total shares excluded from net loss per share	13,387	16,842
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the six months ended June 30, 2023. As of June 30, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.
9.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million for the two months ended March 1, 2022 related to a software and data licensing agreement that was terminated as part of the sale. No amounts were due to Accu-Trade at June 30, 2023 or at December 31, 2022.

10.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dealer revenue	$35,654	$40,705	$71,485	$82,991
OEM incentives revenue	3,507	1,396	4,546	2,424
Other revenue	132	174	242	393
Total revenues	$39,293	$42,275	$76,273	$85,808

Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2022 were transferred to accounts receivable during the six months ended June 30, 2023 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.1 million and $0.9 million was recorded as of June 30, 2023 and December 31, 2022, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
During the three months ended June 30, 2023, we generated revenues of $39.3 million and recorded a loss of $20.4 million, including approximately $7.1 million in charges in connection with the Restructuring Plan. During the three months ended June 30, 2022, we generated revenues of $42.3 million and recorded a loss of $11.0 million. During the six months ended June 30, 2023, we generated revenues of $76.3 million and recorded a loss of $40.0 million, including approximately $7.1 million in charges in connection with the Restructuring Plan. During the six months ended June 30, 2022, we generated revenues of $85.8 million and recorded a loss of $23.4 million.

Market Environment
The larger macroeconomic environment has resulted and will continue to result in significant economic disruptions to the Company’s business. Recent economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, have affected our business, operations and financial results as reflected in the year over year decline in revenues, and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. OEMs have been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage has resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation that interest rates will remain high for the foreseeable future are starting to have their intended impact on the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also weighing on consumer sentiment. Higher interest rates could also reduce consumer demand by making vehicle financing more expensive and reducing the amount of inventory purchased by dealers due to higher financing costs. The inventory shortage along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, and interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average Monthly Unique Visitors	8,323,311	7,207,807	8,495,195	7,236,588
Units (1)	82,656	90,112	159,114	181,712
Monetization	$474	$467	$478	$470
Franchise Dealer Count	8,152	7,908	8,152	7,908
Independent Dealer Count	3,489	4,178	3,489	4,178

(1)We issued full credits of the amount originally invoiced with respect to 1,221 units and 2,225 units during the three months ended June 30, 2023 and 2022, respectively. We issued full credits of the amount originally invoiced with respect to 2,436 units and 4,607 units during the six months ended June 30, 2023 and 2022, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors increased 15.5% to approximately 8.3 million in the three months ended June 30, 2023 from approximately 7.2 million in the same period of 2022. The number of average monthly unique visitors increased 17.4% to approximately 8.5 million in the six months ended June 30, 2023 from approximately 7.2 million in the same period of 2022 as we continue to optimize the efficiency of our acquisition spend.
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
The number of units decreased 8.3% to 82,656 units in the three months ended June 30, 2023 from 90,112 units in the three months ended June 30, 2022. The number of units decreased 12.4% to 159,114 units in the six months ended June 30, 2023 from 181,712 units in the six months ended June 30, 2022. The unit decrease is primarily due to pressure on our conversion rates brought on by continuing elevated vehicle prices, rising interest rates, and lingering constraints on dealer inventory.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $474 for the three months ended June 30, 2023 as compared to $467 for the three months ended June 30, 2022. Our monetization increased to $478 for six months ended June 30, 2023 as compared to $470 for the six months ended June 30, 2022. The increase is primarily due to higher OEM incentives revenue.
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
Our franchise dealer count was 8,152 at June 30, 2023, an increase from 7,908 at June 30, 2022 and 7,924 at December 31, 2022. The year over year increase in franchise dealer count is primarily due to the increase in new vehicle inventory, resulting in franchise dealers beginning to increase their spending on marketing.
Independent Dealer Count
We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,489 at June 30, 2023, a decrease from 4,178 at June 30, 2022, and a decrease from 4,148 at December 31, 2022. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain from equity method investment, changes in the fair value of contingent consideration liability, lease exit costs, impairment of right-of-use (“ROU”) assets, transaction costs, restructuring charges, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect the charges associated with the Restructuring Plan initiated and completed in the second quarter of 2023 to improve efficiency and reduce expenses;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(20,424)	$(11,019)	$(39,989)	$(23,433)
Non-GAAP adjustments:
Interest income	(1,730)	(279)	(3,338)	(306)
Depreciation and amortization	4,091	3,785	8,282	7,445
Stock-based compensation	3,891	4,487	8,599	7,985
Gain from equity method investment (1)	—	(96)	—	(1,845)
Change in fair value of contingent consideration liability	64	—	655	—
Lease exit costs (2)	—	(455)	—	214
Impairment of right-of-use (“ROU”) assets (3)	1,702	—	2,053	—
Transaction costs (4)	—	1,171	—	1,171
Restructuring charges (5)	7,141	—	7,141	—
Provision for (benefit from) income taxes	7	(2,574)	13	(2,517)
Adjusted EBITDA	$(5,258)	$(4,980)	$(16,584)	$(11,286)

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
(5)The excluded amounts represent charges associated with the Restructuring Plan undertaken in the second quarter of 2023 to improve efficiency and reduce expenses. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2023 and December 31, 2022, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our provision for income taxes is significantly less than the federal statutory rate of 21%.
For the six months ended June 30, 2023, our provision for income taxes reflects state income tax expense. Our benefit from income taxes for the six months ended June 30, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of our consolidated net deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$39,293	$42,275	$76,273	$85,808
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,931	3,817	7,777	8,763
Sales and marketing	27,180	26,324	53,946	53,405
Technology and development	13,510	11,380	26,008	21,635
General and administrative	12,728	10,937	23,574	22,661
Depreciation and amortization	4,091	3,785	8,282	7,445
Total costs and operating expenses	61,440	56,243	119,587	113,909
Loss from operations	(22,147)	(13,968)	(43,314)	(28,101)
Interest income	1,730	279	3,338	306
Gain from equity method investment	—	96	—	1,845
Loss before income taxes	(20,417)	(13,593)	(39,976)	(25,950)
Provision for (benefit from) income taxes	7	(2,574)	13	(2,517)
Net loss	$(20,424)	$(11,019)	$(39,989)	$(23,433)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(5,258)	$(4,980)	$(16,584)	$(11,286)

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Dealer revenue	$35,654	$40,705	$71,485	$82,991
OEM incentives revenue	3,507	1,396	4,546	2,424
Other revenue	132	174	242	393
Total revenues	$39,293	$42,275	$76,273	$85,808
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Total revenues decreased $3.0 million, or 7.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in revenue from independent dealers, which experienced pressure brought on by continuing elevated vehicle prices and rising interest rates. OEM incentives revenue increased due to the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 90.7%, 8.9%, and 0.3%, respectively, of revenues for the three months ended June 30, 2023 as compared to 96.3%, 3.3%, and 0.4%, respectively, for the same period in 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Total revenues decreased $9.5 million, or 11.1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to a decline in Dealer revenue resulting from pressure brought on by continuing elevated vehicle prices, rising interest rates, and limited vehicle inventories, which remain well below historic industry levels despite recent increases in new vehicle inventories for certain OEMs. OEM incentives revenue increased due to the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 93.7%, 6.0%, and 0.3%, respectively, of revenues for the six months ended June 30, 2023 as compared to 96.7%, 2.8%, and 0.5%, respectively, for the same period in 2022.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$3,931	$3,817	$7,777	$8,763
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.0%	9.0%	10.2%	10.2%
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Cost of revenue increased $0.1 million, or 3.0%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a $0.4 million increase in employee-related expenses, including $0.2 million in charges associated with the Restructuring Plan undertaken in June 2023. The increase was partially offset by a $0.3 million decrease in data licensing fees.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Cost of revenue decreased $1.0 million, or 11.3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $1.1 million decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade and a $0.6 million decrease in data licensing and hosting costs. The decrease was, partially offset by a $0.7 million increase in employee-related expenses, including $0.2 million in charges associated with the June 2023 Restructuring Plan.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$27,180	$26,324	$53,946	$53,405
Sales and marketing expenses as a percentage of revenues	69.2%	62.3%	70.7%	62.2%
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Sales and marketing expenses increased $0.9 million, or 3.3%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a $0.7 million net increase in employee-related expenses, including $2.2 million in charges associated with the Restructuring Plan undertaken in June 2023 partially offset by a decrease in recurring employee-related expenses due to decreased headcount.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Sales and marketing expenses increased $0.5 million, or 1.0%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase primarily reflects a $1.1 million increase in our branded media spend, a $0.4 million net increase in employee-related expenses, including $2.2 million in charges associated with the June 2023 Restructuring Plan partially offset by a decrease in recurring employee-related expenses due to decreased headcount, and a $0.4 million increase in travel and entertainment costs. The increase is partially offset by a $1.6 million decrease in revenue share paid to our affinity marketing partners. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. We expect branded media spend to continue to fluctuate as continuing elevated vehicle prices, rising interest rates, and lingering constraints on dealer inventory impact conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support further rollout of our TrueCar+ initiatives.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(dollars in thousands)
Technology and development expenses	$13,510	$11,380	$26,008	$21,635
Technology and development expenses as a percentage of revenues	34.4%	26.9%	34.1%	25.2%
Capitalized software costs	$3,712	$2,936	$7,186	$5,796
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Technology and development expenses increased $2.1 million, or 18.7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a $2.6 million net increase in employee-related expenses, including $2.7 million in charges associated with the Restructuring Plan undertaken in June 2023 partially offset by a decrease in recurring employee-related expenses. The increase is partially offset by a $0.2 million decrease in facilities costs.
Capitalized software costs increased by $0.8 million, primarily due to a $0.6 million increase in internal capitalized software costs and a $0.2 million increase in third-party software costs as we continue to invest in our TrueCar+ initiatives.
We expect technology and development expenses to continue to be affected by variations in headcount.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Technology and development expenses increased $4.4 million, or 20.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $5.0 million increase in employee-related expenses, including $2.7 million in charges associated with the June 2023 Restructuring Plan. The increase is partially offset by a $0.5 million decrease in facilities costs.
Capitalized software costs increased by $1.4 million, primarily due to a $1.0 million increase in internal capitalized software costs and a $0.4 million increase in third-party software costs.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(dollars in thousands)
General and administrative expenses	$12,728	$10,937	$23,574	$22,661
General and administrative expenses as a percentage of revenues	32.4%	25.9%	30.9%	26.4%
Three months ended June 30, 2023 compared to three months ended June 30, 2022. General and administrative expenses increased $1.8 million, or 16.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase primarily reflects a $1.7 million impairment charge on our right-of-use asset associated with an office lease recognized in the second quarter of 2023, a $0.9 million net increase in employee-related expenses, which includes $2.0 million in charges associated with the Restructuring Plan undertaken in June 2023 that were partially offset by a decrease in recurring employee-related expenses due to decreased headcount, and a $0.5 million benefit related to lease exit costs recognized in the second quarter of 2022. The increase is partially offset by a $1.1 million decrease in professional service fees, primarily related to the Digital Motors transaction in the second quarter of 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. General and administrative expenses increased $0.9 million, or 4.0%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase primarily reflects $2.1 million of impairment charges on our right-of-use asset associated with office leases recognized in 2023, a $0.7 million increase in expenses due to the fair value adjustment of the contingent consideration liability, and a $0.2 million net increase in employee-related expenses, including $2.0 million in charges associated with the Restructuring Plan undertaken in June 2023 partially offset by a decrease in recurring employee-related expenses due to decreased headcount. The increase is partially offset by a $1.5 million decrease in professional service fees, primarily related to the Digital Motors transaction in 2022 and a $0.5 million decrease in facilities costs.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expenses	$4,091	$3,785	$8,282	$7,445
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Depreciation and amortization expenses increased $0.3 million, or 8.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Depreciation and amortization expenses increased $0.8 million, or 11.2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase primarily reflects additional amortization on the acquired technology from the Digital Motors transaction.

Gain from Equity Method Investment

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Gain from equity method investment	$—	$96	$—	$1,845
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
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Provision for (benefit from) income taxes	$7	$(2,574)	$13	$(2,517)
For the three and six months ended June 30, 2023, our provision for income taxes reflects state income tax expense. For the three and six months ended June 30, 2022, the benefit from income taxes primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

Liquidity and Capital Resources
At June 30, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $142.4 million.
We have incurred cumulative losses of $552.5 million from our operations through June 30, 2023, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the six months ended June 30, 2023. As of June 30, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Six Months Ended June 30,
	2023	2022
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(22,092)	$(13,550)
Net cash used in investing activities	(7,098)	(5,173)
Net cash used in financing activities	(3,923)	(26,813)
Net decrease in cash, cash equivalents and restricted cash	$(33,113)	$(45,536)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the six months ended June 30, 2023 was $22.1 million. This was primarily due to our net loss of $40.0 million, adjusted for non-cash items such as, depreciation and amortization expense of $8.3 million, stock-based compensation expense of $8.6 million, amortization of lease right-of-use assets of $1.7 million, and impairment of right-of-use asset of $2.1 million. Net cash used in operations also reflected a decrease of $3.9 million from changes in operating assets and liabilities, which primarily reflected an increase in accounts receivable of $2.8 million, a decrease in operating lease liabilities of $2.3 million and an increase in prepaid expenses and other assets of $0.6 million. These decreases were offset by an increase in accounts payable of $0.7 million, an increase in accrued expenses and other current liabilities of $0.6 million and an increase in accrued employee expenses of $0.5 million.

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
Investing Activities
Cash used in investing activities of $7.1 million for the six months ended June 30, 2023 consisted primarily of capitalized software development costs.
Cash used in investing activities of $5.2 million for the six months ended June 30, 2022 consisted of $12.1 million paid for our acquisition of Digital Motors and $5.9 million of capitalized software development costs and computer hardware, offset by $12.8 million received from the sale of our equity method investment in Accu-Trade.
Financing Activities
Cash used in financing activities of $3.9 million for the six months ended June 30, 2023 represented a payment of $1.9 million for the first tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $2.1 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.1 million from the exercise of employee stock options.
Cash used in financing activities of $26.8 million for the six months ended June 30, 2022 represented payments of $25.1 million for the repurchase of shares of our common stock under our stock repurchase program and taxes paid of $1.9 million for the net share settlement of certain equity awards. These decreases were offset by proceeds received of $0.2 million from the exercise of employee stock options.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $142.4 million at June 30, 2023, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash, cash equivalents and restricted cash balance as of June 30, 2023 would result in a decrease in annual interest income of approximately $0.3 million.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Related to Our Business and Industry

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In June of 2023, we announced a strategic restructuring, which we refer to as the Restructuring Plan. In connection with the Restructuring Plan, we reduced our workforce by approximately 24%. While the Restructuring Plan was designed to further our efforts to enhance productivity and efficiency, preserve profitability and streamline our organizational structure, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.
As a result of this reduction in force, we have incurred and may continue to incur additional charges in the short-term, including cash expenditures for severance costs, as well as non-cash expenditures related to vesting of stock-based compensation. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reduction in force may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees, as further described in the risk factor “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.” If we experience any of these adverse consequences, our reduction in force and other restructuring efforts may not achieve or sustain their intended benefits, and any benefits, if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In addition, our reduction in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. If these factors lead us to fail to meet our operational and growth targets or to delays in meeting such targets, our business, results of operations and financial condition may be adversely affected.
In addition, in connection with the Restructuring Plan, our former president and chief executive officer was terminated from his position and resigned from our board of directors, and our chief operating officer has been appointed as our new president and chief executive officer. In addition, a number of executives, including our former senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors, have also departed. As described in greater detail in the risk factor “Our business could be adversely affected by executive and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner,” executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our reductions in force, other potential restructuring efforts and future strategic initiatives, our business, results of operations and financial condition could be harmed.
Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.
Since 2020, beginning with disruptions caused by the coronavirus pandemic, the automotive industry has experienced, and may continue to experience, a decline in inventory supply. Despite improvements in inventory levels beginning in the latter half of 2022, industry-wide levels have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others, so we cannot guarantee that inventory will ever return to historic levels. Recent low inventory levels are attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
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
We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, or SVB, in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the FDIC as receiver. At that time, we held approximately 70% of our cash and cash equivalents, approximately $122 million, with SVB in order to comply with a covenant in our now-terminated credit facility with SVB. As a result of SVB’s closure, substantially all of our cash and cash equivalents with SVB were temporarily unavailable until March 13, 2023, following the FDIC’s announcement that all SVB deposits would be guaranteed and that the bank would resume normal banking activities, including online banking. On March 27, 2023, all deposits of SVB were assumed by First-Citizens Bank & Trust Company.
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of June 30, 2023, approximately 10% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial intuitions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
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
Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic imposed financial hardships on dealers that resulted in some of them going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA in 2020 diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers, and we have taken actions intended to mitigate these effects on our dealers.
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
As discussed in more detail under the risk factor “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to our consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business,” we depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas. Although we introduced distance retailing in 2022 to allow consumers to choose from an expanded selection of inventory beyond their immediate geographic location, a majority of TrueCar consumers who ultimately purchase vehicles on our platform do so from dealers in their immediate geographic region
Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that would diminish our organic search traffic and therefore our number of monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”
While we do not believe that we have to date lost a critical mass of dealers in any particular geographic area, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to some of our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.
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
•our ability to constantly innovate and improve our existing products, including in response to changes in consumer and dealer behavior and preferences, whether in response to the macroeconomic environment, such as inflation or increased interest rates, or otherwise;
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
For the six months ended June 30, 2023, we derived approximately 6.0% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2022, the corresponding figure was approximately 2.7%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 reduced manufacturers’ incentive spending, and while incentive spending by manufacturers increased in early 2023, such spending remains historically low compared to the period prior to the coronavirus pandemic and subsequent inventory shortages and has trended toward financing and leasing offers, while our arrangements with car manufacturers has historically involved cash discount incentives offered to consumers. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on in effect of low vehicle inventory levels on our business, refer to the risk factor “Low automobile inventory supply levels adversely impact our business, results of operations and prospects by increasing competition for dealers’ marketing expenditures and reducing automobile manufacturers’ incentive spending.” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
The loss of a significant affinity group marketing partner or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.
Our financial performance is substantially dependent upon the number of cars purchased from TrueCar Certified Dealers by users of the TrueCar website, our branded mobile applications and the car-buying sites we maintain for our affinity group marketing partners. A majority of the cars purchased by our users have historically been matched to the car-buying sites we maintain for our affinity group marketing partners and our relationships with our affinity group marketing partners will remain critical to our business and financial performance. However, several aspects of our relationships with affinity groups might change in a manner that harms our business and financial performance, including:
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
Further, as discussed earlier in this “Risk Factors” section, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter of 2020 because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above. In addition, when the quality of leads we provide declines, such as the declines in quality following the coronavirus pandemic and subsequent inventory shortages, the negative impact on the revenue of our affinity partners could harm our relationships with such affinity partners and our business and financial performance could be adversely affected.
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
The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the car-buying site we maintained for USAA. In 2019, 29% of all of our units during that year, were matched to users of that site. Our affinity group marketing agreement with USAA reached the end of its term in 2020, at which time we entered into a transition services agreement with USAA pursuant to which it briefly continued to offer its members an auto-buying program as it wound down the offering. Even as the partnership was wound down during 2020, 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2023, our franchise dealer count was 8,152.
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
We have experienced management turnover such as this in the past. As described in the risk factor “
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated,” in June 2023, in connection with the Restructuring Plan, our former president and chief executive officer was terminated from his position and resigned from our board of directors and our chief operating officer was appointed as president and chief executive officer. In addition, a number of executives, including our former senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors, have also departed in connection with the Restructuring Plan. In 2022, we hired a new chief people officer and a new head of sales and our chief financial officer was appointed to serve in the additional capacity of chief operating officer and in 2023 we appointed a new chief financial officer as our prior chief financial officer assumed the role of chief operating officer in a dedicated position (prior to becoming chief executive officer), appointed a new chief commerce officer and our chief communications officer and head of sales departed, in addition to the executive departures that occurred in connection with the Restructuring. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.

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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them during competitive labor markets. Moreover, we have in the past conducted reductions in force, including in connection with the Restructuring Plan, and may undergo further reductions in the future as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Recent as well as any future reductions could adversely affect employee morale, retention, recruiting efforts and result in the incurrence of severance-related costs, as described in the risk factor “Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.” We are also limited in our ability to recruit internationally by immigration and other laws.
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units, performance-based restricted stock units and stock options. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years, including the termination of the USAA partnership in 2020, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. Further, the equity incentive plans under which we grant our employees stock-based compensation as well as the number of shares issuable thereunder are subject to periodic stockholder approval, which may restrict our ability to authorize the number of stock-based incentive awards to the extent we believe necessary to compensate our employees. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
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
Additionally, we are not currently able to monetize transactions in which a manufacturer sells new automobiles directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states, for example. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers are also promoting “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands, our business, growth, operating results, financial condition and prospects could be adversely affected.
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
The coronavirus pandemic and the responses to it by governments, organizations and individuals materially and negatively affected our business. We cannot predict the extent to which our business may continue to be disrupted by it and its effects or by similar public health events in the future.
Responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars.

Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019. These factors continued to negatively affect the number of cars bought by our users from our dealers in subsequent quarters, and this was compounded by the wind-down and termination of our partnership with USAA later in 2020. This decline in units had a number of negative consequences, including on the amount of revenue we generated from our dealer customers due to the effects of the pandemic on our dealers’ financial condition and certain of the steps we took to support them during this time, such as reducing the cost of our platform.
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
Finally, since the first quarter of 2020, all of our employees have been on work-from-home status, a transition that was implemented as a result of the coronavirus in accordance with orders of relevant governmental authorities. In the future, we may permit or require certain employees to return to our offices, which could create a transition period in which business is disrupted or employee attrition, morale and productivity is negatively affected. As a result of our remote workforce, we also no longer require the amount of office space we did prior to the pandemic and we continue to incur costs related to such leases. We have not yet successfully sublet or terminated our leases with respect to all such unused property, and we cannot guarantee that we will be able to do so in the future.
Failure to maintain or increase our revenue, or to reduce our expenses as a percentage of revenue, would adversely affect our financial condition and profitability.
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA or that we generated prior to the coronavirus pandemic and recent automobile inventory shortages, each as discussed elsewhere in this “Risk Factors” section. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase both dealer and consumer awareness of our brand, including channels such as television, video, digital, social, email, out-of-home, experiential and radio advertisements. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
We also purchase automotive-related keywords by anticipating what words, terms and phrases consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Search engines also frequently change and optimize the amount and placements of advertisements on a search results page which may impact the quantity and quality of traffic to our website. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology such as Alexa, Google Assistant and Siri or the implementation of artificial intelligence into existing search engines such as Bing and Google may drive traffic away from traditional search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
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
We strive to decrease incremental user acquisition costs by optimizing our marketing spend across various channels and scaling our business and revenues. In the past, our revenue growth has been highly influenced by marketing expenditures. In part because of our reliance on a subscription-based billing model, incremental marketing expenditures may not result in sufficient revenue to permit the recovery of incremental user acquisition costs through revenue growth. This limits the growth in revenue that can be achieved through marketing expenditures. If we are unable to recover our marketing costs through increases in user traffic and in the number of transactions by users of our platform, our growth, results of operations and financial condition could be materially adversely affected.
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
Moreover, the number of transactions generated by the members of our affinity group marketing partners depends in part on the emphasis that these affinity group marketing partners place on marketing the purchase of cars within their platforms as well as third-party advertising platforms. Should one or more of our affinity group marketing partners decide to deemphasize the marketing of our platform, or if their marketing efforts are otherwise unsuccessful, our revenue, business and financial results would be harmed.
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
•sites operated by OEMs such as General Motors and Ford;
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
In March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who were not on the TrueCar platform in the U.S. District Court for the Southern District of New York. The complaint sought injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. In July 2019, the court granted our motion for summary judgment as to the plaintiffs’ Lanham Act claim and, in light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over their state-law claims and therefore dismissed them without prejudice.
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
There are also emerging cases in which plaintiffs have asserted novel claims under existing privacy and data security laws in the United States, such as federal and state wiretapping laws, in ways which may impact our ability to offer certain products or employ widely used technologies that allow website and mobile app operators to understand how their users interact with their services. The outcome of these cases could cause us to make changes to our products or operations to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
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
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully integrate some or any technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital

Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment.
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
We have not been profitable since inception. We had an accumulated deficit of $552.5 million at June 30, 2023. During the six months ended June 30, 2023, we had a net loss of $40.0 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
At June 30, 2023, we had intangible assets of $11.6 million. Prior to the interim quantitative impairment test discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the three months ended September 30, 2022.
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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in connection with the Restructuring Plan undertaken in June 2023, we modified our previously issued guidance under which we had expected to have an aggregate cash balance in excess of $125 million when we achieved breakeven or positive EBITDA by the fourth quarter of 2023, stating that instead we expected that our aggregate cash balance could drop below $125 million, in part as a result of expenses associated with the Restructuring Plan. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the ongoing automobile inventory shortage and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters, and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the six months ended June 30, 2023, the trading price of our common stock fluctuated from a low of $1.84 per share to a high of $3.49 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of June 30, 2023, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At June 30, 2023, approximately 90.0 million shares of our common stock were outstanding. In addition, as of June 30, 2023, there were 3.9 million shares underlying options and 9.5 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.7 million shares (including vested options) as of June 30, 2023 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the six months ended June 30, 2023. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and will increase the costs of repurchasing shares of our common stock in the future. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Separation Agreement and Release, dated as of June 15, 2023, by and between the Registrant and Michael D. Darrow.	Filed herewith
10.2#	Amended and Restated Employment Agreement, dated as of July 27, 2023, by and between the Registrant and Jantoon Reigersman.	8-K/A	10.1	August 1, 2023
10.3#	TrueCar, Inc. 2023 Equity Incentive Plan and forms of agreements thereunder.	8-K	10.1	June 23, 2023
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	August 4, 2023	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ Teresa T. Luong
Teresa T. Luong
Chief Financial Officer
(Principal Financial Officer)