Form 10-Q
period 2023-09-30
TrueCar, Inc.
filed 2023-11-07
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 3, 2023, 90,780,216 shares of the registrant’s common stock were outstanding.

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
•our ability to successfully roll out our TrueCar+ offering and other new offerings, provide a compelling value proposition to consumers using such offerings and integrate our current and future offerings into such experiences;
•our ability to anticipate market needs and develop new and enhanced products and services to meet those needs and to successfully monetize those products and services;
•maintaining and expanding our customer base in key geographies, including our ability to maintain or increase the number of high-volume brand dealers in our network generally and in key geographies;
•the lingering effects of the coronavirus pandemic on our business;
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
•the impact on our business of seasonality, cyclical trends affecting the overall economy and actual or threatened severe weather events or public health events;
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
•our ability to navigate changes in domestic or international economic, political or business conditions, including supply shortages, such as of automotive semiconductors, changes in interest rates, consumer demand and import tariffs;
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
•the timing and amount of contingent payments to and from us, including in connection with the ALG divestiture and our acquisition of Digital Motors;
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•Actions that we have taken in the past and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
•Our business is subject to risks related to the larger automotive ecosystem, including recent low automobile inventory supply levels, which have adversely impacted our business, results of operations and prospects.
•If our lead quality or quantity declines, our unit volume could as well, and dealers could leave our network or insist on lower subscription rates, which could reduce our revenue and harm our business.
•If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers using these offerings, integrating our current and future offerings into such experiences or monetizing them, our business and prospects could be adversely affected.
•The growth of our business relies significantly on our ability to maintain and increase the revenues that we derive from dealers in our network of TrueCar Certified Dealers. Failure to do so would harm our financial performance.
•The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, our inventory supply and certain key elements of our functionality, any of which would negatively affect our business.
•We may not be able to provide a compelling car-buying experience to our users, which could cause the number of transactions between our users and dealers, and therefore our revenues, to decline.
•Economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, fuel prices and the impacts of public health events, may have a material adverse effect on our business, financial condition and results of operations.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $2,205 and $0 at September 30, 2023 and December 31, 2022, respectively)	$145,474	$175,518
Accounts receivable, net of allowances of $1,001 and $1,073 at September 30, 2023 and December 31, 2022, respectively	14,046	13,786
Prepaid expenses	6,086	5,969
Other current assets	1,775	2,562
Total current assets	167,381	197,835
Property and equipment, net	19,535	18,902
Operating lease right-of-use assets	11,247	16,940
Intangible assets, net	9,978	13,969
Other assets	3,801	3,881
Total assets	$211,942	$251,527
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,956	$8,655
Accrued employee expenses	7,969	7,378
Operating lease liabilities, current	5,282	4,514
Accrued expenses and other current liabilities	10,455	10,232
Total current liabilities	33,662	30,779
Operating lease liabilities, net of current portion	14,559	18,500
Other liabilities	3,847	4,981
Total liabilities	52,068	54,260
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 90,542,616 and 88,439,088 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	720,261	709,790
Accumulated deficit	(560,396)	(512,532)
Total stockholders’ equity	159,874	$197,267
Total liabilities and stockholders’ equity	$211,942	$251,527

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$41,146	$39,052	$117,419	$124,860
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,813	3,880	11,590	12,643
Sales and marketing	23,153	25,130	77,099	78,535
Technology and development	9,341	12,742	35,349	34,377
General and administrative	9,525	11,364	33,099	34,025
Depreciation and amortization	4,894	4,284	13,176	11,729
Goodwill impairment	—	59,775	—	59,775
Total costs and operating expenses	50,726	117,175	170,313	231,084
Loss from operations	(9,580)	(78,123)	(52,894)	(106,224)
Interest income	1,706	879	5,044	1,185
Gain from equity method investment	—	—	—	1,845
Loss before income taxes	(7,874)	(77,244)	(47,850)	(103,194)
Provision for (benefit from) income taxes	1	(131)	14	(2,648)
Net loss	$(7,875)	$(77,113)	(47,864)	(100,546)

Net loss per share, basic and diluted	$(0.09)	$(0.85)	(0.54)	(1.09)
Weighted average common shares outstanding, basic and diluted	90,176	90,687	89,407	92,508
Other comprehensive loss:
Comprehensive loss	$(7,875)	$(77,113)	$(47,864)	$(100,546)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626
Net loss	—	—	—	(20,424)	(20,424)
Stock-based compensation	—	—	4,116	—	4,116
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	903,574	—	(1,009)	—	(1,009)
Balance at June 30, 2023	89,965,342	$9	$716,821	$(552,521)	$164,309
Net loss	—	$—	—	(7,875)	(7,875)
Stock-based compensation	—	$—	3,477	—	3,477
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	577,274	$—	(37)	—	(37)
Balance at September 30, 2023	90,542,616	$9	$720,261	$(560,396)	$159,874

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2022
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(12,414)	(12,414)
Repurchase of common stock	(3,107,370)	—	(11,028)	—	(11,028)
Stock-based compensation	—	—	3,744	—	3,744
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	481,122	—	(861)	—	(861)
Balance at March 31, 2022	93,586,995	$10	$715,478	$(406,261)	$309,227
Net loss	—	—	—	(11,019)	(11,019)
Repurchase of common stock	(3,731,415)	—	(14,075)	—	(14,075)
Stock-based compensation	—	—	4,777	—	4,777
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	654,005	—	(849)	—	(849)
Balance at June 30, 2022	90,509,585	$10	$705,331	$(417,280)	$288,061
Net loss	—	$—	$—	$(77,113)	$(77,113)
Repurchase of common stock	—	$—	$—	$—	$—
Stock-based compensation	—	$—	$5,437	$—	$5,437
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	447,000	$—	$(535)	$—	$(535)
Balance at September 30, 2022	90,956,585	$10	$710,233	$(494,393)	$215,850

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,864)	$(100,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,176	11,729
Goodwill impairment	—	59,775
Deferred income taxes	—	(2,661)
Bad debt expense and other reserves	465	421
Stock-based compensation	11,872	13,174
Increase in the fair value of contingent consideration liability	771	179
Amortization of lease right-of-use assets	2,350	3,031
Gain from equity method investment	—	(1,845)
Impairment of right-of-use assets	2,376	—
Other noncash expense (gain)	382	(14)
Changes in operating assets and liabilities:
Accounts receivable	(725)	3,250
Prepaid expenses and other assets	1,471	(1,741)
Accounts payable	1,254	(2,538)
Accrued employee expenses	742	1,978
Operating lease liabilities	(3,173)	(4,036)
Accrued expenses and other current liabilities	245	(368)
Other liabilities	43	—
Net cash used in operating activities	(16,615)	(20,212)
Cash flows from investing activities
Purchase of property and equipment	(9,469)	(8,332)
Cash from sale of equity method investment	—	15,745
Cash paid for acquisition, net of cash acquired	—	(12,093)
Net cash used in investing activities	(9,469)	(4,680)
Cash flows from financing activities
Payment of contingent consideration liability	(1,908)	—
Proceeds from exercise of common stock options	502	179
Taxes paid related to net share settlement of equity awards	(2,554)	(2,422)
Payments for the repurchase of common stock	—	(25,103)
Net cash used in financing activities	(3,960)	(27,346)
Net decrease in cash, cash equivalents and restricted cash	(30,044)	(52,238)
Cash, cash equivalents and restricted cash at beginning of period	175,518	245,217
Cash, cash equivalents and restricted cash at end of period	$145,474	$192,979

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$651	$784
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,009	1,198
Changes in right-of-use assets for operating lease obligations	136	3,047
Changes in lease liabilities for operating lease obligations	136	3,636

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
Through its subsidiary, TCDS, the Company provides its Trade and Payments solutions. TCDS also supports the Company’s Sell Your Car product. The Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in and enables them to obtain a guaranteed trade-in price before setting foot in the dealership. This valuation is, in turn, backed by a guarantee to dealers that the vehicles will be repurchased at the indicated price if the dealer does not want to keep them. The Company’s Payments solution helps consumers calculate accurate monthly payments.

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
Segments
The Company has one operating segment. The Company has gone through various organizational changes in the current year, including the appointment of a new President and Chief Executive Officer (“CEO”) on June 15, 2023 and the appointment of a new Chief Financial Officer (“CFO”) on February 16, 2023, who was subsequently terminated on September 23, 2023, with such termination effective on October 2, 2023. On September 23, 2023 the Company appointed a new CFO, with such appointment effective on October 30, 2023. As a result of these organizational changes, the Company’s chief operating decision maker (the "CODM") was comprised of the President and CEO and the CFO and Chief Operating Officer ("COO") from January 1, 2023 through February 15, 2023; the President and CEO, the COO, and the CFO from February 16, 2023 through June 14, 2023; and the President and CEO and the CFO from June 15, 2023 through September 30, 2023; who jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 10). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2023, cash and cash equivalents included $2.2 million of restricted cash that is used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowances, at beginning of period	$1,172	$1,605	$1,073	$3,099
Charged as a reduction of revenue	585	601	2,081	2,070
Charged to bad debt expense in general and administrative expenses	125	243	465	421
Write-offs, net of recoveries	(881)	(1,185)	(2,618)	(4,326)
Allowances, at end of period	$1,001	$1,264	$1,001	$1,264
The Company’s assessment considered business and market disruptions impacting its customers and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and interest rates and the impact of ongoing supply chain disruptions are difficult to predict, causing variability and volatility that may have a material impact on the Company’s allowance for credit losses in future periods.

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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 5) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent considerations liability as of September 30, 2023.
For the nine months ended September 30, 2022, the Company recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of its equity method investment in Accu-Trade.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 by level within the fair value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$124,477	$—	$—	$124,477	$57,518	$—	$—	$57,518
Total assets	$124,477	$—	$—	$124,477	$57,518	$—	$—	$57,518

	At September 30, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$1,932	$1,932	$—	$—	$1,983	$1,983
Contingent consideration, non-current	—	—	3,500	3,500	—	—	4,678	4,678
Total liabilities	$—	$—	$5,432	$5,432	$—	$—	$6,661	$6,661
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Fair value, beginning of period	$5,316	$6,661
Cash payments	—	(2,000)
Changes in fair value	116	771
Fair value, end of period	$5,432	$5,432

4.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment and internally developed software	$85,657	$88,638
Furniture and fixtures	2,457	3,013
Leasehold improvements	11,740	11,740
	99,854	103,391
Less: Accumulated depreciation	(80,319)	(84,489)
Total property and equipment, net	$19,535	$18,902
Included in the table above are property and equipment of $1.3 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

Total depreciation and amortization expense of property and equipment was $3.3 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. Total depreciation and amortization expense of property and equipment was $9.2 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Amortization of internal use capitalized software development costs was $2.8 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. Amortization of internal use capitalized software development costs was $8.4 million and $8.7 million for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, the Company disposed of or retired certain computer equipment, internally developed software and furniture and fixtures with an original cost basis of $13.3 million and accumulated depreciation of $12.9 million. The remaining net book value of $0.4 million was recorded as depreciation and amortization expense.

5.    Commitments and Contingencies
Reorganization
In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.1 million in the second quarter of 2023 in connection with the Restructuring Plan. Of the total, the Company recorded $0.2 million in cost of revenue, $2.2 million in sales and marketing, $2.7 million in technology and development and $2.0 million in general and administrative expenses within the Company’s condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2023. The majority of the liability for the restructuring costs was paid as of September 30, 2023. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the Restructuring Plan costs liability for the nine months ended September 30, 2023 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2022	$—
Expense	7,141
Cash Payments	(6,005)
Accrual at September 30, 2023	$1,136
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

6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2022	5,114,490	$9.50	4.7
Granted	—	—
Exercised	(212,867)	2.36
Forfeited/expired	(2,507,929)	9.30
Outstanding at September 30, 2023	2,393,694	$10.35	3.1
At September 30, 2023, total remaining stock-based compensation expense for unvested stock option awards was $0.4 million, which is expected to be recognized over a weighted-average period of 1.4 years. For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.9 million and $1.1 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2022	10,007,869	$4.04
Granted	6,541,317	2.45
Vested	(2,927,643)	3.64
Forfeited	(4,184,764)	3.35
Non-vested — September 30, 2023	9,436,779	$3.37
At September 30, 2023, total remaining stock-based compensation expense for non-vested restricted stock units was $21.5 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended September 30, 2023 and 2022, the Company recorded $3.1 million and $4.8 million in stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded $11.0 million and $12.1 million in stock-based compensation expense for restricted stock units, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options and restricted stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$44	$51	$148	$134
Sales and marketing	493	1,219	3,215	3,627
Technology and development	1,031	1,126	3,028	3,082
General and administrative	1,705	2,793	5,481	6,331
Total stock-based compensation expense	3,273	5,189	11,872	13,174
Amount capitalized to internal software use	204	248	651	784
Total stock-based compensation cost	$3,477	$5,437	$12,523	$13,958

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
The Company recorded income tax expense of less than $0.1 million and an income tax benefit of $0.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of less than $0.1 million and an income tax benefit of $2.6 million, respectively. The Company’s provision for income taxes for the three and nine months ended September 30, 2023 reflects state income tax expense. For the three months ended September 30, 2022, the Company’s income tax benefit primarily reflects the discrete impact for reduction of indefinite-lived deferred tax liabilities resulting from the impairment of book goodwill. For the nine months ended September 30, 2022, the Company’s income tax benefit primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of the Company’s consolidated net deferred tax assets. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.
There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2023, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (the “IRS’) and various state taxing authorities. The Company is not currently under IRS or state tax examination.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,875)	$(77,113)	$(47,864)	$(100,546)
Weighted average common shares outstanding, basic and diluted	90,176	90,687	89,407	92,508
Net loss per share, basic and diluted	$(0.09)	$(0.85)	$(0.54)	$(1.09)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Options to purchase common stock	2,394	5,203
Non-vested restricted stock unit awards	9,437	10,452
Total shares excluded from net loss per share	11,831	15,655
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the nine months ended September 30, 2023. As of September 30, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.
9.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and no longer considers Accu-Trade a related party after the sale. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million for the two months ended March 1, 2022 related to a software and data licensing agreement that was terminated as part of the sale. No amounts were due to Accu-Trade at September 30, 2023 or at December 31, 2022.

10.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dealer revenue	$36,068	$37,722	$107,553	$120,713
OEM incentives revenue	4,944	1,189	9,490	3,613
Other revenue	134	141	376	534
Total revenues	$41,146	$39,052	$117,419	$124,860

Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2022 were transferred to accounts receivable during the nine months ended September 30, 2023 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $0.9 million was recorded as of September 30, 2023 and December 31, 2022, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions such as Navy Federal, PenFed and American Express; membership-based organizations such as Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
During the three months ended September 30, 2023, we generated revenues of $41.1 million and recorded a loss of $7.9 million. During the three months ended September 30, 2022, we generated revenues of $39.1 million and recorded a loss of $77.1 million. During the nine months ended September 30, 2023, we generated revenues of $117.4 million and recorded a loss of $47.9 million. During the nine months ended September 30, 2022, we generated revenues of $124.9 million and recorded a loss of $100.5 million.

Market Environment
The larger macroeconomic environment has resulted and will continue to result in significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, have affected our business, operations and financial results as reflected in the decline in revenues experienced in previous quarters, while we experienced an increase in revenues in the three months ended September 30, 2023, and we may not sustain such increases and may experience negative effects on our results of operations, financial condition and cash flows in the future due to numerous uncertainties. OEMs have been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation that interest rates will remain high for the foreseeable future will continue to impact the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also negatively weighing on consumer sentiment and spending. The resumption of student loan payments and higher interest rates could also reduce consumer demand. Dealers may also respond to higher interest rates by reducing the amount of inventory purchased due to higher financing costs. Inventory shortages along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, and interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average Monthly Unique Visitors	8,058,367	7,600,847	8,349,586	7,358,008
Units (1)	82,851	82,206	241,965	263,918
Monetization	$495	$473	$484	$471
Franchise Dealer Count	8,097	7,776	8,097	7,776
Independent Dealer Count	3,406	4,196	3,406	4,196

(1)We issued full credits of the amount originally invoiced with respect to 1,044 units and 1,702 units during the three months ended September 30, 2023 and 2022, respectively. We issued full credits of the amount originally invoiced with respect to 3,480 units and 6,309 units during the nine months ended September 30, 2023 and 2022, respectively. The number of units has not been adjusted downward related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors increased 6.0% to approximately 8.1 million in the three months ended September 30, 2023 from approximately 7.6 million in the same period of 2022. The number of average monthly unique visitors increased 13.5% to approximately 8.3 million in the nine months ended September 30, 2023 from approximately 7.4 million in the same period of 2022 as we continue to optimize the efficiency of our acquisition spend.
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
The number of units increased 0.8% to 82,851 units in the three months ended September 30, 2023 from 82,206 units in the three months ended September 30, 2022. The number of units decreased 8.3% to 241,965 units in the nine months ended September 30, 2023 from 263,918 units in the nine months ended September 30, 2022. The unit decrease is primarily due to pressure on our conversion rates brought on by continuing elevated vehicle prices despite modest declines in the same, rising interest rates, and lingering constraints on dealer inventory.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $495 for the three months ended September 30, 2023 as compared to $473 for the three months ended September 30, 2022. Our monetization increased to $484 for nine months ended September 30, 2023 as compared to $471 for the nine months ended September 30, 2022. The increase is primarily due to higher OEM incentives revenue.
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
Our franchise dealer count was 8,097 at September 30, 2023, an increase from 7,776 at September 30, 2022 and 7,924 at December 31, 2022. The increase in franchise dealer count is primarily due to the increase in new vehicle inventory, resulting in franchise dealers beginning to increase their spending on marketing.
Independent Dealer Count
We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,406 at September 30, 2023, a decrease from 4,196 at September 30, 2022, and a decrease from 4,148 at December 31, 2022. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain from equity method investment, changes in the fair value of contingent consideration liability, lease exit costs, impairment of right-of-use (“ROU”) assets, transaction costs, restructuring charges, goodwill impairment, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect the charges associated with the Restructuring Plan initiated and completed in the second quarter of 2023 to improve efficiency and reduce expenses or a realignment of the Company’s leadership structure initiated in the third quarter of 2023;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(7,875)	$(77,113)	$(47,864)	$(100,546)
Non-GAAP adjustments:
Interest income	(1,706)	(879)	(5,044)	(1,185)
Depreciation and amortization	4,894	4,284	13,176	11,729
Stock-based compensation	3,273	5,189	11,872	13,174
Gain from equity method investment (1)	—	—	—	(1,845)
Change in fair value of contingent consideration liability	116	179	771	179
Lease exit costs (2)	—	—	—	214
Impairment of right-of-use (“ROU”) assets (3)	323	—	2,376	—
Transaction costs (4)	—	29	—	1,200
Restructuring charges (5)	1,806	—	8,947	—
Goodwill impairment (6)	—	59,775	—	59,775
Provision for (benefit from) income taxes	1	(131)	14	(2,648)
Adjusted EBITDA	$832	$(8,667)	$(15,752)	$(19,953)

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
(5)The excluded amounts represent charges associated with the Restructuring Plan undertaken in the second quarter of 2023 to improve efficiency and reduce expenses and charges associated with the realignment of the Company’s leadership structure in the third quarter of 2023. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(6)The excluded amounts represent a non-cash impairment charge we recognized on our goodwill during the third quarter of 2022.

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
Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2023 and December 31, 2022, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our provision for income taxes is significantly less than the federal statutory rate of 21%.
For the nine months ended September 30, 2023, our provision for income taxes reflects state income tax expense. Our benefit from income taxes for the nine months ended September 30, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of our consolidated net deferred tax assets.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$41,146	$39,052	$117,419	$124,860
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	3,813	3,880	11,590	12,643
Sales and marketing	23,153	25,130	77,099	78,535
Technology and development	9,341	12,742	35,349	34,377
General and administrative	9,525	11,364	33,099	34,025
Depreciation and amortization	4,894	4,284	13,176	11,729
Goodwill impairment	—	59,775	—	59,775
Total costs and operating expenses	50,726	117,175	170,313	231,084
Loss from operations	(9,580)	(78,123)	(52,894)	(106,224)
Interest income	1,706	879	5,044	1,185
Gain from equity method investment	—	—	—	1,845
Loss before income taxes	(7,874)	(77,244)	(47,850)	(103,194)
Provision for (benefit from) income taxes	1	(131)	14	(2,648)
Net loss	$(7,875)	$(77,113)	$(47,864)	$(100,546)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$832	$(8,667)	$(15,752)	$(19,953)

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Dealer revenue	$36,068	$37,722	$107,553	$120,713
OEM incentives revenue	4,944	1,189	9,490	3,613
Other revenue	134	141	376	534
Total revenues	$41,146	$39,052	$117,419	$124,860
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Total revenues increased $2.1 million, or 5.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was due to an increase in OEM incentives revenue due to the activation of new incentive programs and an increase in franchise dealer revenue. This increase was partially offset by a decrease in revenue from independent dealers, which experienced pressure from continuing elevated vehicle prices despite recent modest declines in the same and rising interest rates. Dealer revenue, OEM incentives revenue, and Other revenue represented 87.7%, 12.0%, and 0.3%, respectively, of revenues for the three months ended September 30, 2023 as compared to 96.6%, 3.0%, and 0.4%, respectively, for the same period in 2022.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Total revenues decreased $7.4 million, or 6.0%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to a decline in Dealer revenue resulting from pressure brought on by continuing elevated vehicle prices despite recent modest declines in the same and rising interest rates. This decrease was partially offset by OEM incentives revenue due to the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 91.6%, 8.1%, and 0.3%, respectively, of revenues for the nine months ended September 30, 2023 as compared to 96.7%, 2.9%, and 0.4%, respectively, for the same period in 2022.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$3,813	$3,880	$11,590	$12,643
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	9.3%	9.9%	9.9%	10.1%
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Cost of revenue was relatively flat, decreasing $0.1 million, or 1.7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022..
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Cost of revenue decreased $1.1 million, or 8.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $1.1 million decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade and a $0.8 million decrease in data licensing and hosting costs. The decrease was partially offset by a $0.8 million increase in employee-related expenses, including $0.2 million in charges associated with the June 2023 Restructuring Plan.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$23,153	$25,130	$77,099	$78,535
Sales and marketing expenses as a percentage of revenues	56.3%	64.4%	65.7%	62.9%
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Sales and marketing expenses decreased $2.0 million, or 7.9%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a $2.9 million net decrease in recurring employee-related expenses due to decreased headcount and a $0.6 million decrease in branded media spend. The decrease was partially offset by $0.4 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023 and a $0.9 million increase in revenue share paid to our affinity marketing partners. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. We expect branded media spend to continue to fluctuate as continuing elevated vehicle prices despite recent modest declines in the same, rising interest rates, and lingering constraints on dealer inventory impact conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support further rollout of our TrueCar+ initiatives.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Sales and marketing expenses decreased $1.4 million, or 1.8%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease primarily reflects a $4.4 million decrease in recurring employee-related expenses due to decreased headcount, a $0.7 million decrease in revenue share paid to our affinity marketing partners, and a $0.4 million decrease in facilities costs. The decrease was partially offset by $2.2 million in charges associated with the June 2023 Restructuring Plan, $0.4 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023, $0.4 million increase in travel and entertainment costs, a $0.4 million increase in professional services and a $0.4 million increase in branded media spend. We expect branded media spend to continue to fluctuate as continuing elevated vehicle prices despite recent declines in the same, rising interest rates, and lingering constraints on dealer inventory impact conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support further rollout of our TrueCar+ initiatives. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(dollars in thousands)
Technology and development expenses	$9,341	$12,742	$35,349	$34,377
Technology and development expenses as a percentage of revenues	22.7%	32.6%	30.1%	27.5%
Capitalized software costs	$2,396	$2,936	$9,582	$8,732
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Technology and development expenses decreased $3.4 million, or 26.7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a $3.0 million net decrease in recurring employee-related expenses and a $0.9 million decrease in professional services. The decrease was partially offset by $0.8 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023.
Capitalized software costs decreased by $0.5 million, primarily due to a $0.3 million decrease in third-party software costs and a $0.2 million decrease in internal capitalized software costs.
We expect technology and development expenses to continue to be affected by variations in headcount.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Technology and development expenses increased $1.0 million, or 2.8% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $2.7 million in charges associated with the June 2023 Restructuring Plan and $0.8 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023. The increase was partially offset by a $1.3 million decrease in professional services, a $0.7 million decrease in recurring employee-related expenses, and a $0.5 million decrease in facilities cost.
Capitalized software costs increased by $0.9 million, primarily due to a $0.9 million increase in internal capitalized software costs.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(dollars in thousands)
General and administrative expenses	$9,525	$11,364	$33,099	$34,025
General and administrative expenses as a percentage of revenues	23.1%	29.1%	28.2%	27.3%
Three months ended September 30, 2023 compared to three months ended September 30, 2022. General and administrative expenses decreased $1.8 million, or 16.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease primarily reflects a $1.7 million decrease in recurring employee-related expenses and a $0.6 million decrease in professional services. The decrease was partially offset by $0.5 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023 and a $0.3 million impairment charge on our right-of-use asset associated with office leases recognized in the third quarter of 2023.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. General and administrative expenses decreased $0.9 million, or 2.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease primarily reflects a $3.2 million decrease in recurring employee-related expenses, a $2.1 million decrease in professional services, including $1.0 million related to the Digital Motors transaction in the second quarter of 2022, a $0.4 million decrease in insurance premiums, and a $0.4 million decrease in ongoing facilities cost. The decrease was partially offset by $2.4 million of impairment charges on our right-of-use asset associated with office leases recognized in 2023, $2.0 million in charges associated with the Restructuring Plan undertaken in June 2023, and $0.5 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023 .
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expenses	$4,894	$4,284	$13,176	$11,729
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Depreciation and amortization expenses increased $0.6 million, or 14.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Depreciation and amortization expenses increased $1.4 million, or 12.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase primarily reflects additional amortization on the acquired technology from the Digital Motors transaction.
Goodwill Impairment
For the three and nine months ended September 30, 2022, we recognized a non-cash goodwill impairment charge of $59.8 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at September 30, 2022.

Gain from Equity Method Investment
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
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Provision for (benefit from) income taxes	$1	$(131)	$14	$(2,648)
For the three months ended September 30, 2023, our provision for income taxes reflects state income tax expense. For the three months ended September 30, 2022, our benefit from income taxes primarily reflects the discrete impact for reduction of indefinite-lived deferred tax liabilities resulting from the impairment of book goodwill. Our provision for income taxes for the nine months ended September 30, 2023 reflects state income tax expense. Our benefit from income taxes for the nine months ended September 30, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

Liquidity and Capital Resources
At September 30, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $145.5 million.
We have incurred cumulative losses of $560.4 million from our operations through September 30, 2023, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the nine months ended September 30, 2023. As of September 30, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2023	2022
Consolidated Cash Flow Data:	(in thousands)
Net cash used in operating activities	$(16,615)	$(20,212)
Net cash used in investing activities	(9,469)	(4,680)
Net cash used in financing activities	(3,960)	(27,346)
Net decrease in cash, cash equivalents and restricted cash	$(30,044)	$(52,238)
Operating Activities
Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing, advertising, and sponsorship expenses. Our net loss has been significantly greater than cash used in operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the nine months ended September 30, 2023 was $16.6 million. This was primarily due to our net loss of $47.9 million, adjusted for non-cash items such as, depreciation and amortization expense of $13.2 million, stock-based compensation expense of $11.9 million, amortization of lease right-of-use assets of $2.4 million, and impairment of right-of-use asset of $2.4 million. Net cash used in operations also reflected a decrease of $0.1 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $3.2 million and an increase in accounts receivable of $0.7 million. These decreases were offset by a decrease in prepaid expenses and other assets of $1.5 million, an increase in accounts payable of $1.3 million, an increase in accrued employee expenses of $0.7 million, and an increase in accrued expenses of $0.2 million.

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
Investing Activities
Cash used in investing activities of $9.5 million for the nine months ended September 30, 2023 consisted primarily of capitalized software development costs.
Cash used in investing activities of $4.7 million for the nine months ended September 30, 2022 consisted of $12.1 million paid for our acquisition of Digital Motors and $8.3 million investments in software and computer hardware, offset by $15.7 million received from the sale of our equity method investment in Accu-Trade.
Financing Activities
Cash used in financing activities of $4.0 million for the nine months ended September 30, 2023 represented a payment of $1.9 million for the first tranche of contingent cash consideration associated with our acquisition of Digital Motors and taxes paid of $2.6 million for the net share settlement of certain equity awards. These decreases were partially offset by proceeds received of $0.5 million from the exercise of employee stock options.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $145.5 million at September 30, 2023, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash, cash equivalents and restricted cash balance as of September 30, 2023 would result in a decrease in annual interest income of approximately $0.3 million.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Related to Our Business and Industry

Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In June 2023, we announced a strategic restructuring, which we refer to as the Restructuring Plan. In connection with the Restructuring Plan, we reduced our workforce by approximately 24%. While the Restructuring Plan was designed to further our efforts to enhance productivity and efficiency, preserve profitability and streamline our organizational structure, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.
As a result of this reduction in force, we have incurred and may continue to incur additional charges in the short term, including cash expenditures for severance costs, as well as non-cash expenditures related to vesting of stock-based compensation. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reduction in force may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees, as further described in the risk factor “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.” If we experience any of these adverse consequences, our reduction in force and other restructuring efforts may not achieve or sustain their intended benefits, and any benefits, if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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
In addition, in connection with the Restructuring Plan, our former president and chief executive officer was terminated from his position and resigned from our board of directors, and our chief operating officer has been appointed as our new president and chief executive officer. Further, a number of executives, including our former senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors, also departed in connection with the Restructuring Plan. In addition, in September 2023, we announced further leadership changes separate from the Restructuring Plan, including the hiring of a new chief financial officer and the replacement of our head of sales, and the creation of a new position, chief revenue officer. Our chief technology officer also departed in September 2023. As described in greater detail in the risk factor “Our business could be adversely affected by executive and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner,” executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transitions, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
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
Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other factors.
Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States generally. For example, beginning in 2020 with disruptions caused by the coronavirus pandemic, the automotive industry experienced, and may continue to experience, a decline in inventory supply. Despite improvements in inventory levels beginning in the latter half of 2022, industry-wide levels have not reached pre-

pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others, so we cannot guarantee that inventory supply will return to historic levels. These recent low inventory levels are attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had, and may continue to have, several negative effects on our business, including: a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending and a limitation on the effectiveness of our advertising; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and” disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be fully resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.
Labor disputes, strikes or similar activities, whether impacting automobile manufacturers or their major suppliers, may have an adverse impact on our business if such disruptions result in reduced automobile inventory supply, an increase in the prices of automobiles or otherwise reduce the demand for new automobiles. For example, on September 15, 2023, the United Auto Workers labor union declared a simultaneous strike against Ford Motor Company, General Motors and Stellantis. While it appears that the United Auto Workers and these OEMs have reached a tentative settlement effectively ending the strike, it is not yet possible to determine the impact the strike will have on dealer inventories, the larger automotive ecosystem or on our business, and this labor activity may negatively affect our business and results.
In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings, automotive tariffs, natural disasters, pandemics and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, and we first observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we continue to experience a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected.
We believe that our effort to build out our end-to-end consumer car-buying experience, TrueCar+, is critical to the success of our business. Through this initiative, we integrate certain of our current product offerings along with other offerings designed to provide an end-to-end car-buying experience into one seamless experience.
For example, we have historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade. In March 2022, our original agreement with Accu-Trade was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. Accu-Trade, as a subsidiary of Cars.com, supplied the valuation data we used in providing offers and guarantees for those offers to dealers subscribed to our Trade product until our commercial relationship with Accu-Trade ceased in May 2023 upon the termination of our commercial agreement. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TCWS, instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreases the value our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TCWS at scale. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected. The anticipated business model of TCWS also introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain anticipated aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory, but if TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.
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
Our TrueCar+ offering was structured as a pilot program in the initial stages of its rollout and dealers were able to access the offering for free during that period. At the beginning of 2023, we began monetizing our TrueCar+ offering which resulted in some dealers choosing to end their access to the offering and could result in decreased rates of dealer participation in the future. If we are not successful in rolling out the paid TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.

Additionally in 2023, we announced our plans to develop more personalized and dynamic product experiences tailored to different consumer and dealer profiles, which we refer to as cohorts. We cannot guarantee that any cohort of dealers or consumers will positively respond to these offerings, that these offerings will be appropriately tailored to any cohort or that they will increase our traffic or close rates, in which case our business may be adversely affected. Further, the resources dedicated to developing these offerings may detract from resources that would be otherwise dedicated to other product offerings.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of September 30, 2023, approximately 13.9% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial intuitions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
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
Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, the coronavirus pandemic imposed financial hardships on dealers that resulted in some of them going out of business or canceling or suspending their participation in our offerings, and the termination of our partnership with USAA in 2020 diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers, and while we have taken actions intended to mitigate these effects on our dealers, there can be no assurance that our efforts will be successful.
Third, because an increasing majority of our unit volume from our dealers is subject to subscription billing arrangements, with the remainder being subject to pay-per-sale billing arrangements, our ability to properly manage dealer subscription rates is critical to maintaining and increasing our dealer revenues. If the number of TrueCar Certified Dealers on subscription billing arrangements increases relative to those on a pay-per-sale billing model, the growth of our business will be even more dependent on our ability to manage dealer subscription rates.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Since the beginning of 2020, we have experienced the loss of a significant number of car dealers in our network and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. As noted earlier in this “Risk Factors” section, many of our dealers canceled or suspended their participation in our network as a result of the coronavirus pandemic and have still not reengaged our services. The termination of our affinity partnership with USAA led to the loss of additional dealers from our network. If we continue to experience a protracted decline, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
•our ability to provide users personalized experiences tailored to differing consumer and dealer profiles;
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
Economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, fuel prices and the impacts of public health events such as the coronavirus pandemic, may have a material adverse effect on our business, financial condition and results of operations.
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, and in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips, dropped from 17.0 million in 2019 to 14.5 million in 2020, 14.9 million in 2021 and 13.8 million in 2022, according in each case to the Bureau of Economic Analysis.
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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022, implemented to date in 2023 and additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory , as discussed in the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.” or other factors may also increase the amount of time that consumers wait between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.
Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation, such as the twelve months ended June 30, 2022, during which consumer prices increased 9.1% according to the Department of Labor, and while inflationary trends have slowed since summer 2022, we cannot predict the extent prices will continue to rise, or the long-term effects these conditions may have on consumer behavior.
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected by the long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for workers to commute reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption student loan payments, which were temporarily paused with respect to most publicly-held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the nine months ended September 30, 2023, we derived approximately 8.1% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2022, the corresponding figure was approximately 2.7%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 reduced manufacturers’ incentive spending, and while incentive spending by manufacturers has increased in 2023, such spending remains historically low compared to the period prior to the coronavirus pandemic and subsequent inventory shortages and has trended toward financing and leasing offers, while our arrangements with car manufacturers has historically involved cash discount incentives offered to consumers. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on the effect of low vehicle inventory levels on our business, refer to the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other factors” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
The largest source of user traffic and unit sales from our affinity group marketing partners in 2019 came from the car-buying site we maintained for USAA. In 2019, 29% of all of our units during that year, were matched to users of that site. Our affinity group marketing agreement with USAA reached the end of its term in 2020, at which time we entered into a transition services agreement with USAA pursuant to which it briefly continued to offer its members an auto-buying program as it wound down the offering. Even as the partnership wound down during 2020, 20.1% of all of our units that year, were attributable to the program. As such, the number of units purchased using the USAA car-buying site has in the past had a significant influence on our operating results.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2023, our franchise dealer count was 8,097.
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
We have recently experienced management turnover and could face additional management turnover in the future, which could divert our remaining management team’s attention from key business areas and negatively affect our business in other ways. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We have experienced significant changes in our management team in 2023. In February 2023, we appointed a new chief financial officer , transitioned our prior chief financial officer to the role of chief operating officer and appointed a new chief commerce officer. As described in the risk factor “Actions that we have taken in the past and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated,” in June 2023, in connection with the Restructuring Plan, our former president and chief executive officer was terminated and resigned from our board of directors, and our chief operating officer was appointed as president and chief executive officer. In addition, in September 2023, we announced the replacement of both our chief financial officer and head of sales and the creation of a new position, chief revenue officer. Other executives that departed in 2023, whether in connection with the Restructuring Plan or otherwise, include our chief technology officer, chief communications officer, head of product, senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them during competitive labor markets. Moreover, we have in the past conducted reductions in force, including in connection with the Restructuring Plan, and may undergo further reductions in the future as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Recent as well as any future reductions could adversely affect employee morale, retention, recruiting efforts and result in the incurrence of severance-related costs, as described in the risk factor “Actions that we have taken in the past and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.” We are also limited in our ability to recruit internationally by immigration and other laws.
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
Further, since the first quarter of 2020, all of our employees have been on work-from-home status, a transition that was initially implemented as a result of the coronavirus in accordance with orders of relevant governmental authorities. In the future, we may permit or require certain employees to return to our offices, which could create a transition period in which business is disrupted or employee attrition, morale and productivity is negatively affected.
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
As we introduce new offerings, or enhance existing products and services on our platform, for example, in connection with our rollout of TrueCar+ or our efforts to create product experiences that are tailored to different consumer and dealer cohorts, we may incur losses or otherwise fail to introduce these products or product enhancements successfully. Our attempts to do so may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on these investments are not achieved for several years, if at all.
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
Finally, as discussed elsewhere in this “Risk Factors” section, the success of our platform depends in part on the utility it provides to consumers relative to the platforms of our competitors. If we are unable to incorporate features or technological advancements that become commonplace in other consumer-facing products, including those of our competitors, such as the integration of artificial intelligence, machine learning and other emerging technologies, our products may be viewed less favorably by consumers, and our business, growth rate and performance may suffer.
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
Further, as a result of our transition to a remote workforce as described in the risk factor “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did prior to the pandemic yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property, and we cannot guarantee that we will be able to do so in the future.
We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown when users and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may be dependent on a number of factors, including the success of our TrueCar+ offering or our ability to focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues,” the automobile inventory shortage in recent periods reduced the attractiveness of our value proposition to many dealers.
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
Finally, as described in greater detail in the risk factor “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering as well as our TrueCar Deal Builder and our ability to provide users with certain information about others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings.
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
Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the ongoing industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortage, see the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.”
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
Motor Vehicle Sales, Advertising and Brokering Laws
The advertising and sale of new or used motor vehicles is highly regulated by the jurisdictions in which we do business. Although we do not sell motor vehicles to consumers, regulatory authorities or third parties could take the position that certain regulations applicable to dealers who sell motor vehicles to consumers or the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. If our products or services are determined not to comply with relevant regulatory requirements, we or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. In addition, even without a determination that our products or services do not comply with relevant regulatory requirements, if dealers are uncertain about the applicability of those laws and regulations to our business, we may lose, or have difficulty increasing the number of, TrueCar Certified Dealers in our network, which would adversely affect our future growth.
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
Further, as we expand our business model to offer new products or services, we may become subject to motor vehicle sales, advertising and brokering laws that have not historically applied to our business and with which we are not operationally experienced. For example, following the wind down of our commercial relationship with Accu-Trade as discussed in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we now provide certain services to our dealers and users with the support of our affiliate, TCWS, instead of Accu-Trade. This has resulted in TCWS being subject to laws and regulatory schemes with which we have no previous operational experience. It may also result in TrueCar, Inc. being subject to laws and regulatory schemes that were not previously applicable to our business.
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
Consumers may also change their behavior as a result of concerns over climate change, including by seeking to reduce their reliance on automobiles generally or increasing demand for electric vehicles, some of which, as described elsewhere in this “Risk Factors” section, are sold directly to consumers by manufacturers without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network.
Further, in March 2022, the SEC proposed broad rules requiring increased climate change-related disclosure in certain public company SEC filings and, in October 2023, California’s governor signed two climate disclosure bills into law, and while the full impact that these requirements may have on our own reporting obligations is not yet clear, any future increase in our reporting obligations from these rules or future rules may require us to spend significant resources and divert management attention.
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
Legislation similar to the CCPA has also passed and has been proposed in a number of other states. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.
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
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully integrate some or any technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment. For example, in June 2023, in order to preserve flexibility in how we employed the assets obtained in the Digital Motors acquisition, we entered into an agreement with the former shareholders of Digital Motors to waive certain product development and revenue milestones that the Digital Motors business would have otherwise been required to achieve to be entitled to certain contingent consideration under our acquisition agreement.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. Further, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations and in September 2023, the FTC announced its intent to restore the Federal Net Neutrality Regulations. As a result, there is considerable uncertainty in this area of the law and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 16.9% in 2021 to $231.7 million and by an additional 30.3% in 2022 to $161.5 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage and other factors that have affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
•successfully develop and roll out our TrueCar+ offering and other new product offerings;
•expand our dealer network in a geographically optimized manner, including increasing dealers in our network representing high-volume brands;
•increase the number of transactions between our users and TrueCar Certified Dealers;
•increase dealer subscription rates, and manage dealer churn;
•grow the revenue we derive from car manufacturer incentive programs;
•increase the number of dealers subscribing to our other products;
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
We have not been profitable since inception. We had an accumulated deficit of $560.4 million at September 30, 2023. During the nine months ended September 30, 2023, we had a net loss of $47.9 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
At September 30, 2023, we had intangible assets of $10.0 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the three months ended September 30, 2022.
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
We had federal net operating loss carryforwards that begin to expire in the year ending December 31, 2034 and state net operating losses that began to expire in the year ended December 31, 2022. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. We had federal research and development credit carryforwards that begin to expire in the year ending December 31, 2040 and state research and development credit carryforwards that can be carried forward indefinitely.
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
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible in the current year and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. Unless repealed or modified through legislative processes, this mandatory capitalization may increase our cash tax liabilities.
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
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the nine months ended September 30, 2023, the trading price of our common stock fluctuated from a low of $1.84 per share to a high of $3.49 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
•conditions in the automobile industry and broader macroeconomic trends; and
•general macroeconomic conditions and the growth rate of our markets and the impact of ongoing effects of the coronavirus pandemic on these conditions and markets.
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
As of September 30, 2023, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2023, approximately 90.5 million shares of our common stock were outstanding. In addition, as of September 30, 2023, there were 2.4 million shares underlying options and 9.4 million shares underlying restricted stock units. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.9 million shares (including vested options) as of September 30, 2023 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the nine months ended September 30, 2023. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and will increase the costs of repurchasing shares of our common stock in the future. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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
For example, as discussed in the risk factor “General economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, fuel prices and the impacts of public health events such as the coronavirus pandemic, may have a material adverse effect on our business, financial condition and results of operations,” responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways, and we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.
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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Employment Agreement, dated as of September 25, 2023, by and between the Registrant and Oliver M. Foley.	Filed herewith
10.2#	Separation Agreement and Release, dated as of October 5, 2023, by and between the Registrant and Teresa T. Luong.	Filed herewith
10.3#	Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Jay Ku.	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	November 7, 2023	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)