Form 10-K
period 2023-12-31
TrueCar, Inc.
filed 2024-02-22
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $200,460,386 based upon the closing price reported for such date on the Nasdaq Global Select Market.
    As of February 14, 2024, the registrant had 91,169,747 shares of common stock outstanding.

Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRUECAR, INC.
FORM 10-K

    As used in this Annual Report on Form 10-K, the terms “TrueCar,” the “Company,” “we,” “us” and “our” refer to TrueCar, Inc., and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc., Digital Motors Corporation and TrueCar Wholesale Solutions, Inc. unless the context indicates otherwise. TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” Digital Motors Corporation is referred to as “Digital Motors,” and TrueCar Wholesale Solutions is referred to as “TCWS.”

Special Note Regarding Forward-Looking Statements

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
•the success and long-term effects of our 2023 strategic restructuring;
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
We benefit consumers by providing information related to what others have paid for a vehicle’s make, model and trim in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers and compare that price to the market average. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to target their incentive spending more effectively at deep-in-market consumers during their purchase process.
Our network of TrueCar Certified Dealers consists primarily of new car franchises, representing all major makes of cars, as well as independent dealers selling used vehicles. TrueCar Certified Dealers operate in all 50 states and the District of Columbia.
Our subsidiary, TCDS, provides our Trade and Payments solutions as part of our Access and TrueCar+ offerings. Our subsidiary, TCWS, also supports the Trade solution as part of our TrueCar+ offering. TCDS and TCWS also support our Sell Your Car product.
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

New Car Build Experience. We provide an experience where consumers can enter their zip code and select their preferred make, model, trim and options, and then, in most instances, immediately see actual nearby cars that are generally consistent with their preferences. Also, in most instances, we provide consumers with a graphical distribution of what others in the local market paid for a similar vehicle make, model and trim. Within this distribution, we include MSRP and the Market Average, a proprietary calculation based on recent transactions, that provides an understanding of what others have paid for similarly configured vehicles. This information enables consumers to evaluate a potential price in the context of broader market data. When ready, consumers can proceed to register and connect with local Certified Dealers that can provide upfront, personalized price offers on in-stock inventory that is generally consistent with consumers’ build preferences. Consumers are provided the option to connect with one or more local dealers in order to get the right deal on the car they want and proceed with purchase.

New and Used Car Inventory Search. We provide an experience where consumers can access and search an extensive selection of vehicles for sale by Certified Dealers across the United States. Nearly every used listing has a price rating to provide the consumer with market context, which we compute based on similar used car listings in consumers’ local area. Most of our new vehicle listings provide consumers with access to a graphical distribution of what others in the local market paid for a similar vehicle make, model and trim, similar to the pricing context made available as part of the New Car Build Experience. In addition, consumers can see vehicle information, photos and condition summaries, and choose to connect with a Certified Dealer to confirm availability, get an upfront offer and proceed with purchase.

Consumer Cohorts. In the second half of 2023, we began to tailor certain aspects of our user experience based on the characteristics of the particular consumer using our site. We currently offer these tailored experiences, or flows, to three groups of consumers, which we refer to as cohorts, including flows aimed at a convenience cohort, economic cohort and electric vehicle cohort. The economic cohort flow enables consumers with limited or low credit to find their car while enabling dealers to facilitate access to a large cohort of consumers without having to run expansive back-end operations tailored to credit challenged consumers. Our convenience cohort flow is focused on providing a personalized, efficient and positive shopping experience for higher credit consumers. Finally, our electric vehicle cohort is aimed at consumers who are interested in purchasing an electric vehicle, or EV.

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

TrueCar Post Prospect Unified Vehicle Detail Page (VDP). After consumers have identified a vehicle in which they are interested and received a price offer from a dealer subscribed to one of our Access packages discussed further below, we allow them to further customize their “deal” through our TrueCar Unified VDP, including their vehicle trade-in and payment. If consumers intend to trade in a vehicle in connection with their purchase, or sell their vehicle to a dealer, they can obtain a conditional price offer on the trade-in vehicle through our Trade solution. The post prospect Unified VDP also allows consumers to customize a loan or a lease and approximate monthly payments, inclusive of applicable incentives, taxes and fees and based on self-reported credit score, loan or lease term and other factors. Beyond receiving a trade-in offer and estimating their payment, consumers using our TrueCar Deal Builder functionality can schedule a test drive or schedule an appointment to finalize the deal for their vehicle of interest and see a complete Deal Summary of the deal that they chose. We view the Unified VDP post prospect experience as an important component of our efforts to create a seamless car-buying experience.

Trade and Sell Your Car. Our Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in. Consumers using our Sell Your Car product or our TrueCar+ Trade product are provided with a conditional offer, which we refer to as a True Cash Offer, for their vehicle, all through our online platform. True Cash Offers are determined by TCWS and, where applicable, are backed by a guarantee from TCWS to the dealer that the vehicle will be repurchased at the indicated price if the dealer does not wish to keep it.

Finance and Insurance Features. We also provide finance and insurance, or F&I, features on our websites to help streamline consumers’ car-buying experience. Our insurance feature allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with certain financial institutions to allow consumers who have received offers from dealers who also have partnered with these institutions to pre-qualify for an auto loan. Finally, we enable consumers to use a widget that connects them with a major consumer credit reporting agency to allow them to request their credit score.

Dealer

Our network of TrueCar Certified Dealers utilize the Dealer Portal, an application that is accessible online and on mobile devices, as a sales enhancement platform. This portal offers exclusive insights into customer behavior and needs, enhancing the capabilities of a dealer’s customer relationship management system and providing dealers with tools for pricing their vehicles competitively. Additionally, the Dealer Portal facilitates the creation of TrueCar and partner network branded offers, managing inventory, and Sponsored Listings on TrueCar. The Dealer Portal also includes various management tools and reports to optimize dealer operations and sales strategies. We also uses Dealer Portal as a dealer engagement tool to promote our products and offerings to active dealers and support administrative functions such as invoicing.

Pricing Tools. The Dealer Portal’s Pricing Tools equip dealers with an integrated platform for assessing and setting competitive prices for all vehicles. This includes options for adding dealership-installed options and fees, applying affinity network and used vehicle discounts and customizing pricing for each new vehicle make, model, style and VIN, leveraging historical transaction data for pricing precision.

Reporting and Documentation. The Dealer Portal’s self-service reporting offers key performance insights, tracking engagement, sales metrics and product activations. It also provides a holistic view of dealer activities, including lead generation, sales performance and customer interactions, while highlighting areas for strategic improvement and optimization in dealership operations. Additionally, the Dealer Portal streamlines the co-op reimbursement process for dealers by providing essential documentation and services, making it easier to submit claims for qualified TrueCar products to OEMs.

Sales Closing Tools. The Offer Tool in our Dealer Portal allows dealers to create tailored offers based on their inventory, enhancing customer engagement with personalized proposals. Dealers are also able to view enhanced prospect information with comprehensive lead profiles. This information draws from site activity and third-party resources, offering a thorough view of potential buyers. This includes insights into consumer vehicle preferences, financial expectations, purchase intent and trade-in values. Additionally, we provide in-app messaging tools branded for seamless and effective sales conversations, giving dealers a resource to better understand and connect with consumers.

TrueCar Access. The majority of our dealers utilize our TrueCar Access package, comprised of our Trade and Payments solutions. Through our Trade solution, participating dealers can provide consumers with information on the value of the vehicle they wish to trade. For trade-in vehicles that are part of our TrueCar+ flow, dealers can provide consumers with a conditional offer to purchase the consumer’s vehicle, which we refer to as a True Cash Offer, all through our online platform. The amount of a True Cash Offer is determined by TCWS, and, where applicable, is backed by a guarantee from TCWS to the dealer that the vehicle will be repurchased at the indicated price if the dealer does not wish to keep it. Through our Payments solution, participating dealers can show consumers accurate estimates of their monthly lease or loan payments with digital retailing tools that span the buying and selling lifecycle. We have historically offered the Trade and Payments products separately, and continue to do so for certain dealers. Dealers can access these tools through the Dealer Portal referred to above.

Home Delivery. The Home Delivery Management tool in the TrueCar Dealer Portal integrates a third-party delivery service, enabling vehicle dispatches for both in-store and TrueCar consumers. This tool facilitates trade-in pickups, calculates and collects delivery fees, and offers real-time logistics tracking, consolidating these services into a single, efficient platform for our Certified Dealers.

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

Our TrueCar+ offering is available through a curated group of participating dealers. Vehicle shoppers in our TrueCar+ marketplace are currently able to find their car, get full credit approval from a dealer’s preferred lending partners, which dealers may select from more than 1,500 supported auto lenders, and customize their desired vehicle by adding accessories and protection products offered by the dealer.

Dealers engage with TrueCar+ through our Dealer Portal, which includes an order management system, allowing dealers to view all TrueCar+ orders, monitor statuses, and modify order pricing directly. This platform integrates with the Home Delivery tool for efficient logistics handling, offering a comprehensive solution for managing online car sales and deliveries.

Sales and Marketing

Consumer marketing

We reach consumers through the TrueCar website and the branded mobile applications and websites we maintain for our affinity group marketing partners. Our marketing is focused on building the TrueCar brand. The key tenets of our brand are providing transparent market price information and enhancing the car-buying experience for both consumers and dealers. We focus most of our marketing spend on digital media, such as search engine marketing, social network and connected TV. Our consumer brand awareness efforts are aided by the fact that we are quoted in various media outlets from time to time as a recognized industry authority on automotive retail and online data forecasting.

We also support initiatives for our affinity group marketing partners. These initiatives are designed to promote awareness of the organizations’ car-buying programs among their memberships through a variety of media, including email, online advertising, Internet search engine marketing, social media, connected TV, direct mail, and print.

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

Our principal competitors for consumer awareness include:

•Internet search engines and online automotive sites such as Google, Amazon, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars.com;
•sites operated by automobile manufacturers such as General Motors and Ford;
•online automobile retailers such as Carvana, CarMax (and its subsidiary Edmunds) and DriveTime;
•providers of offline, membership-based car-buying services, such as the Costco Auto Program; and
•offline automotive classified listings, such as trade periodicals and local newspapers.

Competition for car dealer marketing spend

We compete for a share of car dealers’ overall marketing expenditures within online and offline media marketing channels. We compete primarily on the basis of the transaction-readiness of our users; the efficiency of customer acquisition as compared to alternative methods; the accountability and measurability of our service; product features, analytics and tools; dealer support; and the size of our prospective car buyer audience. Other businesses also derive significant portions of their revenue by offering consumer marketing services to dealers. These companies include listings, information, lead generation and car-buying services, and compete with us for dealer marketing spend.

Our principal competitors for car dealer marketing spend include:
•online automotive content publishers, such as Edmunds and KBB.com, selling impression-based display advertising, and online automotive classified listing sites, such as Autotrader.com, CarGurus.com and Cars.com, selling inventory-based subscription billing;
•lead generators, such as AutoWeb.com, selling pay-per-lead advertising;
•Internet sites, such as Google and Facebook, selling cost-per-click advertising; and
•offline media, including newspaper, outdoor advertising, radio, television and direct mail.
Technology
We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to effect a successful car purchase. Consumers access this platform through the TrueCar-branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications. Dealers access the platform through the software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. Our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. While a number of key aspects of this infrastructure, such as our unified checkout flow, which allows consumers to view relevant transaction details, landed costs and next steps to complete the purchase of a vehicle, have been developed, additional components that we envision for TrueCar+, such as the ability to complete transaction documents online, will require additional technological development. We use a combination of open source and licensed software running on optimized hardware.

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

At December 31, 2023, we had 80 U.S. issued patents, 19 pending U.S. patent applications, 1 issued foreign patents and no pending foreign patent applications. The issued and allowed patents begin expiring in 2029 through 2041. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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

Regulatory Matters
Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles to consumers, the dealers from which we derive a significant portion of our revenues do sell motor vehicles to consumers. These regulations limit the business that we can conduct, the offerings we provide and the manner in which we can compete in the market. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. Additionally, as discussed in greater detail under “Risk Factors” herein, we have from time to time been required to devote material resources to defend ourselves from allegations of violations.

In order to operate in this highly-regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of the dealers in our dealer network could be challenged. As one example, our subsidiary, TrueCar Wholesale Solutions, Inc., holds a wholesale dealer’s license, so that it is able to purchase vehicles from consumers and sell those vehicles to other licensed dealers in support of our Trade and “Sell Your Car” product offerings. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, our business or our TrueCar Certified Dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

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

Additionally, the advertising and sale of automobile insurance and the provision of automobile financing products are highly regulated by the jurisdictions in which we do business. Although we do not sell insurance or automobiles or provide automobile financing, extend credit to consumers or render credit decisions, certain of our partners sell insurance, extend credit to consumers, render credit decisions or provide automobile financing products to the public in general, and may sell insurance, extend credit, render credit decisions or provide automobile financing products to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or automobile financing providers, or to the manner in which insurance products or automobile financing products are advertised or sold, apply to our platforms or business.

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

In addition, governmental or private civil actions under antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose dealer pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us and our TrueCar Certified Dealers in class action or other civil litigation.

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

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. Our efforts to design products and services in a manner that appropriately manages the regulatory compliance risk for our business and our participating dealers are complicated by the fact that many of the laws and regulations referred to above vary from state to state, and even within a given state are frequently susceptible to multiple interpretations. Further, automotive regulatory laws were generally developed decades before the emergence of the Internet, they are subject to significant revision or modification and the manner in which they should be applied to our business model is frequently open to question. As a practical matter, state automobile dealer associations often have considerable influence over the construction of these laws by the relevant state regulatory authorities. Accordingly, in addition to our dialogues with relevant state agencies, we interface on a regular basis with representatives from automobile dealer associations in order to take their views into account as we continually update our products and services. The specific manner in which we have designed our products and services in an effort to manage regulatory compliance concerns for us and our network of TrueCar Certified Dealers is the result of extensive analysis, which has required the investment of substantial resources that we believe represents a valuable asset of our business. However, we cannot assure you that we will be able to successfully comply with current or future regulations to which our business may be subject.
Human Capital Resources
At December 31, 2023, we had 324 full-time employees and one part-time employee nationwide. We have a dynamic workforce policy, pursuant to which our employees work from home on a permanent basis. Our dynamic workforce policy allows us to sublet or negotiate early terminations for most of our leased office spaces. We engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We believe our success depends on the efforts and talents of our executives and employees, and our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, engineering, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them. To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units.

We view our people as our most important capital asset, in which we strive to invest to develop talent and growth to build their capabilities. We leverage both extrinsic and intrinsic motivators. Base pay for all of our positions is benchmarked to relevant external peer and role comparators and determined based on level expectations and proficiency evaluations within the applicable level. Equity awards for new hires are based on the employee’s position, prior experience, qualifications and the market for particular types of talent. Additional equity grants are based on employee contribution, potential and retention objectives. Equity awards generally have long-term (four year) vesting periods to align our employees with our long term success. Non-executive employee cash bonuses are based on company financial and individual performance. The executive cash bonus program is based on company financial performance and the attainment of key strategic objectives under the annual plan approved by the Compensation and Workforce Committee of our Board of Directors. After the end of the fiscal year, that committee reviews performance against plan objectives and determines the actual payout of the bonus. Members of our sales organization are eligible for incentive compensation in lieu of the corporate bonus program, which is based on attainment of key activities or the completion of key objectives deemed important by department and company leadership for the growth and maintenance of our dealer network and other revenue streams. We also consider the health insurance and other benefits that we provide to be an important part of our overall compensation package.

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

Available Information

Our Internet address is www.truecar.com. Our investor relations website is located at https://ir.truecar.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We have provided and may continue to provide important disclosures to investors, including material non-public information and other disclosures made for the purposes of complying with Regulation FD, by posting such disclosures in the investor relations section of our website or through LinkedIn, Facebook and X.

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

As a result of this reduction in force, we have incurred, and may continue to incur additional charges in the short term, including cash expenditures for severance costs, as well as non-cash expenditures related to the vesting of stock-based compensation. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. This reduction in our workforce may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees, as further described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.” If we experience any of these adverse consequences, our reduction in force and other restructuring efforts may not achieve or sustain their intended benefits, and any benefits, if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

In addition, our reduction in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While employee positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. If these factors lead us to fail to meet our operational and growth targets or cause delays in meeting such targets, our business, results of operations and financial condition may be adversely affected.

In addition, in connection with the Restructuring Plan, our former president and chief executive officer was terminated from his position and resigned from our board of directors, and our chief operating officer was appointed as our current president and chief executive officer. Further, a number of executives, including our former senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors, also departed in connection with the Restructuring Plan. In addition, in September 2023, we announced further leadership changes, including the hiring of a new chief financial officer and the replacement of our head of sales, and the creation of a new position, chief revenue officer. Our chief technology officer also departed in September 2023. As described in greater detail in the risk factor entitled “Our business could be adversely affected by executive and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner,” executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transitions, particularly at the principal executive officer level, inherently cause some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. For example, beginning in 2020 with disruptions caused by the coronavirus pandemic, the automotive industry experienced, and may continue to experience, a decline in inventory supply. Despite improvements in inventory levels beginning in the latter half of 2022 and continuing throughout 2023, industry-wide levels have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others, as such, we cannot guarantee that inventory supply will return to historic levels. These recent low inventory levels are attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and replenish inventory and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.

The reduced inventory and increased prices have had, and may continue to have, several negative effects on our business, including, but not limited to: a reduction in dealers’ willingness to participate in our network, at our standard rates or at all, and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending and a limitation on the effectiveness of our advertising; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be fully resolved, and until they are, they are likely to continue to adversely impact our business, results of operations and prospects.

Labor disputes, strikes or similar activities, whether impacting automobile manufacturers or their major suppliers, may have an adverse impact on our business if such disruptions result in reduced automobile inventory supply, an increase in the prices of automobiles or otherwise reduce the demand for new automobiles. For example, from September 15, 2023 to October 30, 2023, the United Auto Workers labor union declared a simultaneous strike against Ford Motor Company, General Motors and Stellantis. The long-term effects that the strike may have on dealer inventories, the larger automotive ecosystem or on our business have yet to be determined, and this or future labor activity may negatively affect our business and results.

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

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, as measured by the rate at which our leads convert into buyers, and we first observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we continue to experience a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.

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

For example, we have historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade. In March 2022, our original agreement with Accu-Trade was terminated and replaced with a new commercial agreement with the Accu-Trade business in connection with the acquisition of Accu-Trade by Cars.com Inc. Accu-Trade, as a subsidiary of Cars.com, supplied the valuation data we used in providing offers and guarantees for those offers to dealers subscribed to our Trade product until our commercial relationship with Accu-Trade ceased in May 2023 upon the termination of our commercial agreement. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TCWS, instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreases the value of our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TCWS at scale. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected. The anticipated business model of TCWS also introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor entitled “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain anticipated aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory, but if TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.

Since 2020, we have introduced a number of other products to help streamline consumers’ car-buying experience. The first of these products allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with financial institutions to, among other things, allow consumers to pre-qualify for a car loan, review their credit score to facilitate financing quotations and apply for credit from lenders. We have introduced, and intend to continue to introduce, additional other products to facilitate the implementation of our TrueCar+ offering. However, because these products are new and may be relatively untested, we may be unable to anticipate issues that arise following their introduction. This has resulted in our product development and rollout being an iterative process in which we may modify, pause or cease certain features or products, and we expect to continue this approach with future offerings. Consumers and dealers may view past or future alterations or removals of TrueCar+ features or products in a negative light, which could adversely affect the prospects of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the risk factor entitled “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.”

Further, we completed the acquisition of Digital Motors Corporation in the second quarter of 2022. The acquisition was undertaken in part to allow us to pursue the integration of certain features of Digital Motors’ existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. For example, in the fourth quarter of 2022 we employed certain elements of Digital Motors’ credit application routing product to replace services that to that point had been supplied by a third-party vendor. However, we cannot guarantee that the benefits of any such integration will make TrueCar+ or any other offerings more attractive to dealers and consumers or that we will be able to successfully integrate any technology developed by Digital Motors into our own platforms in all cases. For more information on potential risks related our acquisitions and similar transactions, refer to the risk factor entitled “We have in the past undertaken and may in the future pursue acquisitions, divestitures, investments and other similar transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, and if we do not manage them successfully or if acquired entities or investments fail to perform as expected, our financial results, business and prospects could be harmed.”

Our TrueCar+ offering was structured as a pilot program in the initial stages of its rollout and dealers were able to access the offering for free during that period. At the beginning of 2023, we began monetizing our TrueCar+ offering which resulted in some dealers choosing to end their access to the offering and could result in decreased rates of dealer participation in the future. If we are unsuccessful in rolling out the paid TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected. Our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. Certain key aspects of this process, such as the ability to complete transaction documents online, will require additional technological development and, in certain cases, will necessitate cooperation from current and potential commercial partners. We cannot guarantee that we or any such commercial counterpart will be successful in developing these technologies, or that we will be able to reach the agreements with such commercial counterparts necessary for the development of these technologies or their implementation to be successful. If we are unable to do so, our business and prospects may be adversely impacted.

Additionally in 2023, we announced our plans to develop more personalized and dynamic product experiences tailored to different consumer and dealer profiles, which we refer to as cohorts. We cannot guarantee that any cohort of dealers or consumers will positively respond to these offerings, that these offerings will be appropriately tailored to any cohort or that they will increase our traffic or close rates, in which case our business may be adversely affected. In addition, in 2024, we announced TrueCar Marketing Solutions, a suite of products designed to improve the efficiency of our dealer customers’ marketing efforts, but we cannot guarantee that our dealers will find the value proposition of these products to be compelling. Further, the resources dedicated to developing these offerings may detract from resources that would be otherwise dedicated to other product offerings.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank, or SVB, and appointed the FDIC as receiver. At that time, we held approximately 70% of our cash and cash equivalents, approximately $122 million, with SVB in order to comply with a covenant in our now-terminated credit facility with SVB. As a result of SVB’s closure, substantially all of our cash and cash equivalents with SVB were temporarily unavailable until March 13, 2023, following the FDIC’s announcement that all SVB deposits would be guaranteed and that the bank would resume normal banking activities, including online banking. On March 27, 2023, all deposits of SVB were assumed by First-Citizens Bank & Trust Company.

Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of December 31, 2023, approximately 11.5% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial intuitions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.

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

First, as described elsewhere in this “Risk Factors” section, we work to develop, introduce and improve, new products for dealers, including our TrueCar+ offering, to increase revenue and drive dealer adoption of our offerings. As discussed further above under, “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” if we fail to provide enticing new products, we may not be able to attract new dealers or maintain the current dealers in our network.

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

As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Since the beginning of 2020, we have experienced the loss of a significant number of car dealers in our network (as a result of the coronavirus pandemic, termination of our affinity partnership with USAA or otherwise) and we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. If we continue to experience a protracted decline, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

In addition, our ability to increase the number of TrueCar Certified Dealers in an optimized manner depends on strong relationships with other constituents, including car manufacturers and state dealership associations. From time to time, car manufacturers have communicated concerns about our business to dealers in our network. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as minimum allowable advertised price, or MAAP, guidelines. In the past, manufacturers have taken the position that prices submitted by TrueCar Certified Dealers were in violation of their MAAP guidelines and discouraged franchise dealers from remaining in or joining the network, and any similar discord in the future with specific car manufacturers could impede our ability to grow our dealer network. Although we have implemented certain changes designed to accommodate existing MAAP guidelines, it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience and, if we are not, it could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

We depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our TrueCar Deal Builder experience to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas. Although we introduced distance retailing in 2022 to allow consumers to choose from an expanded selection of inventory beyond their immediate geographic location, a majority of TrueCar consumers who ultimately purchase vehicles after being introduced to dealers through our platform do so from dealers in their immediate geographic region.

Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that would diminish our organic search traffic and therefore our number of monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor entitled “We rely, in part, on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.”

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

The user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including the rollout of our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to create such an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.

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

•our ability to constantly innovate and improve our existing products, including in response to changes in consumer and dealer behavior and preferences, whether in response to the macroeconomic environment, such as inflation or increased interest rates or otherwise;

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, and in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips, dropped consistently for three years from 17.0 million in 2019 to 13.8 million in 2022 before increasing to 15.5 million in 2023 according in each case to the Bureau of Economic Analysis.

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

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022 and 2023 as well as any additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues,” or other factors may also increase the amount of time that consumers wait between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.

Similarly, inflation, both with respect to new and used cars prices and the broader macroeconomic environment, may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation, such as the twelve months ended June 30, 2022, during which consumer prices increased 9.1% according to the Department of Labor, and while increases in the rate of inflation have slowed since summer 2022, we cannot predict the extent prices will continue to rise, or the long-term effects these conditions may have on consumer behavior.

Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, for example, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected by the long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for workers to commute is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.

The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In 2023 and 2022, respectively, we derived approximately 9.4% and 2.7% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential growth opportunity for our business following the resolution of current automobile inventory shortages. Low vehicle inventories in 2021 and 2022 reduced manufacturers’ incentive spending, and while incentive spending by manufacturers increased in 2023, such spending remains historically low compared to the period prior to the coronavirus pandemic and subsequent inventory shortages and has trended toward financing and leasing offers, while our arrangements with car manufacturers has historically involved cash discount incentives offered to consumers. Certain manufacturers who currently participate in these programs have suspended their participation indefinitely due to the low inventory levels, and certain manufacturers who formerly participated in programs of this type have informed us that they will not consider partnering with us again until inventory returns to more typical levels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. For more information on the effect of low vehicle inventory levels on our business, refer to the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other factors” Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.

The loss of a significant affinity group marketing partner, such as the termination of our partnership with USAA in 2020, or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results.

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
For example, in 2020, USAA terminated its affinity marketing partnership with us. USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year, were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year, were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.

Additional changes like these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor entitled “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them or changes in our partners’ interpretations or existing regulations and other legal requirements.

Further, the disruption occasioned by the coronavirus pandemic caused our average net monetization per unit to fall materially in the second quarter of 2020 because the proportional discounts we provided to dealers on subscription-based billing arrangements on average exceeded the proportional decrease in their units. Because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above. In addition, when the quality of leads we provide declines, such as the declines in quality following the coronavirus pandemic and subsequent inventory shortages, the negative impact on the revenue of our affinity partners could harm our relationships with such affinity partners and our business and financial performance could be adversely affected.

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

For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2023, our franchise dealer count was 8,232.

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

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which would adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers. And, as discussed in greater detail in the risk factor “The loss of a significant affinity group marketing partner, such as the termination of our partnership with USAA in 2020, or a significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners would reduce our revenue and harm our operating results,” a majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.

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

We experienced significant changes in our management team in 2023. In February 2023, we appointed a new chief financial officer, transitioned our prior chief financial officer to the role of chief operating officer and appointed a chief commerce officer, a newly created executive position that was later transitioned to the position of chief revenue officer. As described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated,” in June 2023, in connection with the Restructuring Plan, our former president and chief executive officer was terminated and resigned from our board of directors, and our chief operating officer was appointed as president and chief executive officer. In addition, in September 2023, we announced the replacement of both our chief financial officer and head of sales and the creation of a new position, chief revenue officer. Other executives that departed in 2023, whether in connection with the Restructuring Plan or otherwise, include our chief technology officer, chief communications officer, head of product, senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors. Our senior vice president of data engineering departed at the beginning of the first quarter of 2024. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them during competitive labor markets. Moreover, we have in the past conducted reductions in force, including in 2023 in connection with the Restructuring Plan, and may undergo further reductions in the future as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Recent as well as any future reductions could adversely affect employee morale, retention, recruiting efforts and result in the incurrence of severance-related costs, as described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.” We are also limited in our ability to recruit internationally by immigration and other laws.

To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years, including the termination of the USAA partnership in 2020, the coronavirus pandemic and the automobile inventory shortage. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. Further, the equity incentive plan under which we grant our employees stock-based compensation as well as the number of shares issuable thereunder is subject to periodic stockholder approval, which may restrict our ability to authorize the number of stock-based incentive awards to the extent we believe necessary to compensate our employees. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.

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

Additionally, we are not currently able to monetize transactions in which a manufacturer sells a new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states, for example. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers are also promoting “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands, our business, growth, operating results, financial condition and prospects could be adversely affected.

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

Further, as a result of our transition to a remote workforce as described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did prior to the pandemic yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property, and we cannot guarantee that we will be able to do so in the future.

We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown when consumers and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may be dependent on a number of factors, including the success of our TrueCar+ offering or our ability to focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues,” the automobile inventory shortage in recent periods reduced the attractiveness of our value proposition to many dealers.

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

Finally, as described in greater detail in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering as well as our TrueCar Deal Builder and our ability to provide users with certain information about others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings.

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

We also purchase automotive-related keywords by anticipating what words, terms and phrases consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Search engines also frequently change and optimize the amount and placements of advertisements on a search results page which may impact the quantity and quality of traffic to our website. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result, our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology such as Alexa, Google Assistant and Siri or the implementation of artificial intelligence into existing search engines such as Bing and Google may drive traffic away from traditional search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

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

Additionally, we use a third-party vendor to facilitate text message communications between our users and dealers, and we have access to those communications. If either we, or our third-party vendor, are perceived to violate our dealers’ or users’ privacy in connection with those communications, or any law or regulation that applies to those communications, our reputation and business could be harmed. For more information on this type of risk, refer to the risk factor entitled “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”

The success of our business relies heavily on our marketing and branding efforts, especially with respect to the TrueCar website and our branded mobile applications, as well as those efforts of the affinity group marketing partners whose websites we power, and these efforts may not be successful.
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing, communications and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of television marketing campaigns, digital and online media, sponsorship programs and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor entitled “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $99.1 million and $104.5 million on sales and marketing during the years ended 2023 and 2022, respectively.

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

Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortage, see the risk factor “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.”

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

Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars.com;
•sites operated by OEMs such as General Motors and Ford;
•online automobile retailers such as Carvana, CarMax (and its subsidiary Edmunds) and DriveTime
•providers of offline, membership-based car-buying services such as the Costco Auto Program; and
•offline automotive classified listings, such as trade periodicals and local newspapers.
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

Actions Brought by Regulators and Other Governmental Authorities

In the past, we have received notices and been subject to investigations from regulators in Texas, Mississippi, California and Ohio. In each case, we responded to the notices and/or investigations and no further action has been taken. As a result, we consider the issues raised to be informally resolved, but we cannot assure you that these matters or similar matters will not reemerge in the future. Further detail with respect to each such action is described below.

•Texas: In 2015, we received a letter from the Texas Department of Motor Vehicles, which we refer to as the Texas DMV Notice, asserting that certain aspects of our advertising in Texas constituted false, deceptive, unfair or misleading advertising within the meaning of applicable Texas law. We then responded to the Texas DMV Notice in an effort to resolve the concerns raised by the Texas DMV Notice without making material, unfavorable adjustments to our business practices or user experience in Texas. In light of the fact that no further action has been taken with respect to this matter following our response to the Texas DMV Notice, we consider the issues raised by the Texas DMV Notice to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

•Mississippi: In 2016, we received a letter from the Mississippi Motor Vehicle Commission, which we refer to as the Mississippi MVC Letter, asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. We responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material, unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter following our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

•California: Also in 2016, we met with investigators from the California Department of Motor Vehicles, or the California DMV, regarding an allegation made by a dealer that we were operating as an unlicensed automobile auction in California, which we refer to as the Unlicensed Auction Allegation. We provided the investigators with information about our business in an effort to resolve the concerns raised by the Unlicensed Auction Allegation. Later that year, we were informally advised by an investigator for the California DMV that the concerns raised by the Unlicensed Auction Allegation had been resolved, but that the investigators will continue to evaluate our responses regarding certain matters related to the advertising of new motor vehicles. In light of the fact that no further action has been taken with respect to this matter, we consider the issues raised by the Unlicensed Auction Allegation to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

•Ohio: In 2017, we received an investigatory subpoena from the Consumer Protection Section of the Office of the Attorney General of the State of Ohio issued pursuant to the Ohio Consumer Sales Practices Act. The investigatory subpoena requested certain information about online content we displayed related to vehicles listed for sale by TrueCar Certified Dealers in Ohio. We responded to the investigatory subpoena and supplied the information it sought. In light of the fact that no further action has been taken with respect to this matter subsequent to our response to the investigatory subpoena, we consider this matter to be resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

Actions Brought by Dealers, Consumers and Other Third Parties

•CNCDA Litigation: In 2015, we were named as a defendant in a lawsuit filed by the CNCDA in the California Superior Court for the County of Los Angeles. The complaint sought declaratory and injunctive relief based on allegations that we were operating in the State of California as an unlicensed automobile dealer and autobroker. In 2017, the parties entered into a binding settlement agreement to fully resolve the lawsuit, and the litigation was dismissed.

•California Dealer Litigation: Also in 2015, we were named as a defendant in a lawsuit filed in the California Superior Court for the County of Los Angeles by numerous dealers participating on the TrueCar platform. The complaint, as subsequently amended, sought declaratory and injunctive relief based on allegations that we were engaging in unfairly competitive practices and were operating as an unlicensed automobile dealer and autobroker in contravention of various state laws. Later that year, the plaintiffs voluntarily dismissed this lawsuit “without prejudice,” which means that while this litigation is currently resolved, it could be re-commenced at a later date.

•California Consumer Class Action: In 2015, we were named as a defendant in a putative class action lawsuit filed by Gordon Rose in the California Superior Court for the County of Los Angeles, which we refer to as the California Consumer Class Action. The complaint asserted claims for unjust enrichment, violation of the California Consumer Legal Remedies Act and violation of the California Business and Professions Code, based in part on allegations that we are operating in the State of California as an unlicensed automobile dealer and autobroker. After the trial and appellate courts rejected the plaintiff’s motion for class certification, he voluntarily dismissed the remainder of his case, meaning that the California Consumer Class Action is currently resolved.

•Haas Class Action: In 2017, we were named as a defendant in a putative class action filed by Kip Haas in the U.S. District Court for the Central District of California. The complaint asserted claims for violation of the California Business and Professions Code, based principally on allegations of false and misleading advertising and unfair business practices. The complaint sought an award of unspecified damages, interest, injunctive relief and attorney’s fees. Later that year, the parties entered into a binding settlement agreement, and the litigation was dismissed.
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

In 2023, the FTC announced a rule that set forth new requirements with respect to the sale, financing and leasing of new and used vehicles by dealers as well as the advertising of such vehicles by dealers. While the implementation of the rule, referred to as the Combating Auto Retail Scams Trade Regulation Rule, or CARS Rule, was postponed by the FTC in January 2024 in response to pending legal challenges, if the CARS Rule goes into effect and the FTC takes the position that any aspect of our business does not comply with relevant regulatory requirements of the CARS Rule, we could be required to pay significant damages, settlements and civil penalties, or we could be required to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.

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

For example, the total consideration of $135 million payable in connection with the divestiture of ALG in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but on April 17, 2023, ALG provided us with notice that it failed to achieve the 2022 revenue metrics required for us to be entitled to any of the $15 million contingent consideration. Although we have disputed the basis of this notice, there can be no assurance that we will be entitled to any of the contingent consideration. If we enter into future transactions in which any amount of consideration is payable contingent upon factors beyond our control, we will be unable to guarantee that such payments will be received.

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

Further, the SEC has recently enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. These new reporting requirements were effective for us as of December 18, 2023. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.

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

In December 2010, the FCC adopted so-called “net neutrality” rules barring Internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. For example, multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. Further, on April 10, 2019, the United States House of Representatives voted in favor of legislation that would reinstate the Federal Net Neutrality Regulations and in October 2023, the FCC proposed rules to restore the Federal Net Neutrality Regulations. As a result, there is considerable uncertainty in this area of the law and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 30.3% in 2022 to $161.5 million and by an additional 1.7% in 2023 to $158.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021, our revenue in the near future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:

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

We have not been profitable since inception. We had an accumulated deficit of $562.3 million at December 31, 2023. During the twelve months ended December 31, 2023, we had a net loss of $49.8 million. From time to time in the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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

At December 31, 2023, we had intangible assets of $8.4 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.

We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our goodwill, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. As a result, the carrying value of our goodwill, to the extent it is regained in the future, and intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows or slower growth rates in our industry. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangible assets. Impairments to our goodwill have materially and adversely affected our results of operations in the past, and could again in the future, as could future reductions in the carrying value of any intangible assets.

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

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the year ended December 31, 2023, the trading price of our common stock fluctuated from a low of $1.76 per share to a high of $3.77 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:

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
•conditions in the automobile industry and broader macroeconomic trends; and
•general macroeconomic conditions and the growth rate of our markets and the impact of the ongoing effects of the coronavirus pandemic on these conditions and markets.
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

As of December 31, 2023, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could depress the market price of our common stock.

The market price of our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales directly by us or by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

At December 31, 2023, 91,091,541 shares of our common stock were outstanding. In addition, as of December 31, 2023, there were 2.2 million shares underlying options, 5.8 million shares underlying restricted stock units, and 2.5 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares or our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.7 million shares (including vested options) as of December 31, 2023 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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

Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we made no repurchases of shares under our share repurchase program in the twelve months ended December 31, 2023. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and will increase the costs of repurchasing shares of our common stock in the future. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

For example, as discussed in the risk factor entitled “General economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, fuel prices and the impacts of public health events such as the coronavirus pandemic, may have a material adverse effect on our business, financial condition and results of operations,” responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways, and we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third party assessments, internal audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: proactively review systems and applications, audit against applicable data security policies, perform penetration testing to test security controls, encourage proactive vulnerability reporting, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We have implemented incident response and breach management processes which have four overarching and interconnected stages:

•detection of a security incident,
•identification and containment,
•response, eradication and recovery, and
•post-incident analysis.

Incident responses are overseen by leaders from our Software and Infrastructure Engineering, Compliance and Legal teams.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with other stakeholders across our organization to further analyze the risk to the company and form detection, mitigation and remediation strategies.

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

Our risk management program also assesses third party risks, and we have a third-party risk management program designed to identify and mitigate risks from vendors, suppliers, and other business partners. Cybersecurity risks are evaluated when selecting third-party service providers. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business” included within Item 1A of this Annual Report on Form 10-K. In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. As part of our Board’s overall responsibility for oversight of management’s general risk identification and management activities, our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee review and discuss with management and our auditors the Company’s cybersecurity risks and the steps that management has taken to protect against threats to the Company’s information systems and security and review risk and mitigation steps taken by management related to data privacy. Members of the Audit Committee also receive cybersecurity updates on a quarterly basis from senior management. This update includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Software and Infrastructure Engineering, Compliance and Legal teams. These individuals have prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

Item 2.    Properties

We lease our principal office in Santa Monica, California. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

Please refer to the disclosure under the heading “Legal Proceedings” in Note 10 “Commitments and Contingencies” to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

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

Holders of Record

As of February 14, 2024, there were 117 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, any restrictions on paying dividends, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2023.

On August 6, 2020, we issued a press release announcing that our Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the our common stock through September 30, 2022. In May 2021, the Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Board extended the term of the share repurchase program until September 30, 2024. In February 2024, the Board further extended the term of the repurchase program until December 31, 2026 and increased the amount authorized to repurchase shares by approximately $54.2 million. Following this increase and expenditures under the program to date, $100 million of authorization currently remains for future share repurchases.

Sales of Unregistered Securities

None.

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2018 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestment of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TrueCar, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
TrueCar, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
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
Our subsidiary, TCDS, provides our Trade and Payments solutions. TCDS also supports our Sell Your Car product. Our Sell Your Car and Trade solutions give consumers information on the value of the vehicle they wish to sell or trade-in. Consumers using our Sell Your Car or TrueCar+ Trade products are provided with a conditional offer, which we refer to as a True Cash Offer, for their vehicle, all through our online platform. True Cash Offers are determined by TCWS, and, where applicable, are backed by a guarantee from TCWS to the dealer that the vehicle will be repurchased at the indicated price if the dealer does not wish to keep it. Our Payments solution helps consumers calculate accurate monthly payments to streamline the consumer’s experience from shopping to showroom.

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

During the year ended December 31, 2023, we generated revenues of $158.7 million and recorded a net loss of $49.8 million.

Market Environment

The larger macroeconomic environment has resulted and will continue to result in significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, have affected our business, operations and financial results as reflected in the decline in revenues experienced in previous quarters, and while we experienced an increase in revenues in the three months ended December 31, 2023, we may not sustain such increases and may experience negative effects on our results of operations, financial condition and cash flows in the future due to numerous uncertainties. OEMs have been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation has led to the Federal Reserve raising interest rates, which along with the expectation that interest rates will remain high for the foreseeable future, will continue to impact the U.S. economy. Domestically, consumers are concerned about inflation and while employment remains strong, a possible recession stemming from tighter monetary policy is also negatively weighing on consumer sentiment and spending. The resumption of student loan payments in the second half of 2023 and higher interest rates could also reduce consumer demand. Dealers may also respond to higher interest rates by reducing the amount of inventory purchased due to higher financing costs. Inventory shortages along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part I, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, and interest rates.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2023	2022	2021
Average Monthly Unique Visitors	8,014,703	7,371,898	8,636,501
Units (1)	318,578	340,940	607,667
Monetization	$497	$472	$380
Franchise Dealer Count	8,232	7,924	8,482
Independent Dealer Count	3,268	4,148	4,013

(1)We issued full credits of the amount originally invoiced with respect to 4,476, 7,736, and 14,912 units during the years ended December 31, 2023, 2022, and 2021, respectively. As discussed in the description of the units metric below, we have not adjusted the number of units downward to reflect these credited units.

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

The number of average monthly unique visitors increased 8.7% to approximately 8.0 million for the year ended December 31, 2023 from approximately 7.4 million for the year ended December 31, 2022. The increase is a result of continuing to optimize the efficiency of our acquisition spend.

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

On occasion, we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in most cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error. The decrease in the number of full credits issued during the year is primarily due to a shift toward subscription-based billing, which resulted in a decrease in dealers billed on a pay-per-sale model, as well as the overall decrease in units year over year.

The number of units decreased 6.6% to 318,578 for the year ended December 31, 2023 from 340,940 for the year ended December 31, 2022. The unit decrease is primarily due to pressure on our conversion rates brought on by continuing elevated vehicle prices despite modest declines in the same, rising interest rates, and lingering constraints on dealer inventory.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 5.3% to $497 during the year ended December 31, 2023 from $472 during the year ended December 31, 2022, and was primarily due to higher OEM incentive revenue.

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

Our franchise dealer count increased to 8,232 at December 31, 2023 from 7,924 at December 31, 2022. The increase in franchise dealer count from 2022 is primarily due to the increase in new vehicle inventory, resulting in franchise dealers beginning to increase their spending on marketing.

Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count decreased to 3,268 at December 31, 2023 from 4,148 at December 31, 2022. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain or loss from equity method investment, changes in the fair value of contingent consideration liability, lease exit gain or loss, impairment of right-of-use (“ROU”) assets, transaction costs, restructuring charges, goodwill impairment, other income, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.

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
•    Adjusted EBITDA does not reflect lease exit gain or loss or impairment charges on our ROU assets associated with subleasing;

•    Adjusted EBITDA does not reflect goodwill impairment charges;

•    Adjusted EBITDA does not reflect changes in the fair value of our contingent consideration liability;

•    Adjusted EBITDA does not reflect the legal, accounting, consulting and other third-party fees and costs incurred by us in connection with the evaluation and negotiation of potential merger and acquisition transactions;

•    Adjusted EBITDA does not reflect the charges associated with the Restructuring Plan initiated and completed in the second quarter of 2023 to improve efficiency and reduce expenses or a realignment of the Company’s leadership structure initiated in the third quarter of 2023;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(49,766)	$(118,685)	$(38,329)
Income from discontinued operations, net of taxes	—	—	(40)
Loss from continuing operations	(49,766)	(118,685)	(38,369)

Non-GAAP adjustments:
Interest income	(6,718)	(2,565)	(52)
Depreciation and amortization	17,699	16,520	16,279
Stock-based compensation	14,299	17,681	20,395
(Gain) loss from equity method investment (1)	—	(1,845)	5,404
Change in fair value of contingent consideration liability	931	359	41
(Gain) loss from lease exit (2)	(1,477)	214	—
Impairment of right-of-use assets (3)	2,376	—	1,652
Transaction costs (4)	—	1,200	—
Restructuring charges (5)	8,947	—	—
Goodwill impairment (6)	—	59,775	—
Other income	—	(40)	(667)
Provision for (benefit from) income taxes	17	(2,560)	206
Adjusted EBITDA	$(13,692)	$(29,946)	$4,889

(1)The excluded amounts include a $1.8 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade during the first quarter of 2022, and a $4.1 million impairment charge on our equity method investment in Accu-Trade in the fourth quarter of 2021.
(2)The excluded amount represents lease exit gains and losses associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
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

Dealer Revenue. Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and, prior to its dissolution, DealerScience.

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
DealerScience revenue consists of monthly subscription fees paid by dealers for access to DealerScience’s products and services. DealerScience provided dealers with advanced digital retailing software tools that allowed them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. Beginning in 2021 and continuing until the first quarter of 2023, we phased out and ceased selling DealerScience’s products and services.
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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with hosting fees; data processing costs required to deliver introductions to our network of TrueCar Certified Dealers; employee costs related to certain dealer operations; and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our consolidated statements of comprehensive loss.

Sales and Marketing. Sales and marketing expenses consist primarily of digital customer acquisition and digital advertising; media production costs; affinity group partner marketing fees, which also include loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; and marketing sponsorship programs. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs, which are expensed the first time the advertisement is aired.

Technology and Development. Technology and development expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; facilities costs; software costs; and costs associated with our product development, product management, research and analytics, and internal IT functions.

General and Administrative. General and administrative expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, gain or loss from lease exit, impairment of right-of-use assets and facilities costs.

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

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2023 and 2022, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense (benefit) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the year ended December 31, 2023 reflects state income tax expense. Our benefit from income taxes for the year ended December 31, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

We had federal net operating loss carryforwards of approximately $338.5 million and state net operating loss carryforwards of approximately $260.9 million at December 31, 2023. At December 31, 2023, we also had federal and state research and development credit carryforwards of approximately $1.1 million and $11.2 million respectively. Sections 382 and 383 of the Internal Revenue Code impose substantial restrictions on the use of net operating losses and other tax attributes in the event of a cumulative “ownership change” of a corporation of more than 50% over a three-year period. We experienced a cumulative ownership change as of December 31, 2019 within the meanings of Sections 382 and 383. We estimate that up to $15.2 million and $0.5 million of federal and state net operating loss carryforwards, respectively, may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2020 for the Section 382 limitation of $3.2 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact. Additionally, with the finalization of our 2011 - 2020 research and development tax credit study in 2021, we estimate that certain federal research and development credit carryforwards may expire unused. Accordingly, we recorded a reduction of deferred tax assets as of December 31, 2021 for the Section 383 limitation of $12.3 million which was fully offset by a corresponding decrease in our valuation allowance, with no net tax provision impact.

See Note 13 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$158,706	$161,524	$231,698
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	15,856	16,213	22,239
Sales and marketing	99,050	104,534	136,479
Technology and development	42,247	46,090	41,432
General and administrative	40,321	44,087	48,747
Depreciation and amortization	17,699	16,520	16,279
Goodwill impairment	—	59,775	—
Total costs and operating expenses	215,173	287,219	265,176
Loss from operations	(56,467)	(125,695)	(33,478)
Interest income	6,718	2,565	52
Other income	—	40	667
Gain (loss) from equity method investment	—	1,845	(5,404)
Loss from continuing operations before income taxes	(49,749)	(121,245)	(38,163)
Provision for (benefit from) income taxes	17	(2,560)	206
Loss from continuing operations	(49,766)	(118,685)	(38,369)
Income from discontinued operations, net of taxes	—	—	40
Net loss	$(49,766)	$(118,685)	$(38,329)

Other Non-GAAP Financial Information
Adjusted EBITDA	$(13,692)	$(29,946)	$4,889

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2023	2022	2021
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	10	10	10
Sales and marketing	62	65	59
Technology and development	27	29	18
General and administrative	25	27	21
Depreciation and amortization	11	10	7
Goodwill impairment	—	37	—
Loss from operations	(36)	(78)	(14)
Interest income	4	2	*
Other income	—	*	*
Gain (loss) from equity method investment	—	1	(2)
Loss from continuing operations before income taxes	(31)	(75)	(16)
Provision for (benefit from) income taxes	*	(2)	*
Loss from continuing operations	(31)	(73)	(17)
Income from discontinued operations, net of taxes	—	—	*
Net loss	(31)%	(73)%	(17)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2023, 2022 and 2021

Revenues

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Revenues
Dealer revenue	$143,239	$156,485	$222,000	(8.5)%	(29.5)%
OEM incentives revenue	14,958	4,390	8,676	240.7%	(49.4)%
Other revenue	509	649	1,022	(21.6)%	(36.5)%
Total revenues	$158,706	$161,524	$231,698	(1.7)%	(30.3)%

Year ended December 31, 2023 compared to year ended December 31, 2022. The decrease in our revenues of $2.8 million, or 1.7%, in 2023 as compared to 2022 was mainly due to a decline in dealer revenue resulting from pressure brought on by continuing elevated vehicle prices despite recent modest declines in the same as well as higher interest rates. The decrease of $13.2 million in dealer revenue was partially offset by the increase of $10.6 million in OEM incentives revenue driven by the activation of new incentive programs during the year. Dealer revenue, OEM incentives revenue, and other revenue comprised 90.3%, 9.4%, and 0.3%, respectively, of revenues for 2023 as compared to 96.9%, 2.7%, and 0.4%, respectively, for 2022.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$15,856	$16,213	$22,239	(2.2)%	(27.1)%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.0%	10.0%	9.6%

Year ended December 31, 2023 compared to year ended December 31, 2022. The decrease in cost of revenue of $0.4 million, or 2.2%, for 2023 as compared to 2022 was primarily driven by a $1.1 million decrease in fees paid to Accu-Trade related to a software and data licensing agreement that was terminated as part of the sale of our equity method investment in Accu-Trade and a $0.8 million decrease in data licensing and hosting costs. The decrease was partially offset by a $1.0 million increase in employee-related expenses, including $0.2 million in charges associated with the June 2023 Restructuring Plan, and an increase in other overhead expenses of $0.4 million.

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

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Sales and marketing expenses	$99,050	$104,534	$136,479	(5.2)%	(23.4)%
Sales and marketing expenses as a percentage of revenues	62.4%	64.7%	58.9%

Year ended December 31, 2023 compared to year ended December 31, 2022. Sales and marketing expenses decreased $5.5 million, or 5.2%, for 2023 as compared to 2022. The decrease primarily reflects a $7.7 million decrease in recurring employee-related expenses due to decreased headcount, a $0.9 million decrease in branded media spend, and a $0.4 million decrease in facilities costs. The decrease was partially offset by $2.2 million in charges associated with the June 2023 Restructuring Plan, $0.4 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023, a $0.5 million increase in professional service fees, and a $0.4 million increase in revenue share paid to our affinity marketing partners. We expect branded media spend to continue to fluctuate as continuing elevated vehicle prices despite recent declines in the same, rising interest rates, and lingering constraints on dealer inventory impact conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.

Year ended December 31, 2022 compared to year ended December 31, 2021. Sales and marketing expenses decreased $31.9 million, or 23.4%, for 2022 as compared to 2021. The decrease primarily reflected a $22.0 million decrease in our branded media spend, an $8.6 million decrease in revenue share paid to our affinity marketing partners, and a $2.1 million decrease in stock-based compensation expenses. The decrease was partially offset by a $1.9 million increase related to travel and entertainment costs.

Technology and Development Expenses

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Technology and development expenses	$42,247	$46,090	$41,432	(8.3)%	11.2%
Technology and development expenses as a percentage of revenues	26.6%	28.5%	17.9%
Capitalized software costs	$11,767	$12,216	$11,781	(3.7)%	3.7%

Year ended December 31, 2023 compared to year ended December 31, 2022. Technology and development expenses decreased $3.8 million, or 8.3%, for 2023 as compared to 2022 primarily due to a $4.6 million decrease in recurring employee-related expenses due to decreased headcount, a $1.6 million decrease in professional service fees, a $0.6 million decrease in facilities cost, and a $0.3 million decrease in software costs. The decrease was partially offset by $2.7 million in charges associated with the June 2023 Restructuring Plan and $0.8 million in charges associated with a realignment of the Company’s leadership structure in third quarter of 2023.

Capitalized software costs decreased $0.4 million for 2023 as compared to 2022 primarily due to a decrease in third-party software costs of $0.5 million as we reduced our use of consultants, offset by an increase in internally developed software of $0.1 million

We expect technology and development expenses to continue to be affected by variations in headcount in technology and product development.

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

General and Administrative Expenses

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
General and administrative expenses	$40,321	$44,087	$48,747	(8.5)%	(9.6)%
General and administrative expenses as a percentage of revenues	25.4%	27.3%	21.0%

Year ended December 31, 2023 compared to year ended December 31, 2022. General and administrative expenses decreased $3.8 million, or 8.5%, for 2023 as compared to 2022. The decrease primarily reflects a $4.3 million decrease in recurring employee-related expenses, a $2.3 million decrease in professional service fees, including $1.0 million related to the Digital Motors transaction in the second quarter of 2022, a $1.5 million gain on early termination of a lease, a $0.5 million decrease in insurance premiums, and a $0.3 million decrease in ongoing facilities cost. The decrease was partially offset by $2.4 million of impairment charges on our right-of-use asset associated with office leases recognized in 2023, $2.0 million in charges associated with the Restructuring Plan undertaken in June 2023, $0.5 million in charges associated with a realignment of the Company’s leadership structure in the third quarter of 2023, and a $0.6 million increase in fair value of the Digital Motors contingent consideration liability.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Depreciation and amortization expenses	$17,699	$16,520	$16,279	7.1%	1.5%

Year ended December 31, 2023 compared to year ended December 31, 2022. Depreciation and amortization expenses increased $1.2 million, or 7.1%, for 2023 as compared to 2022. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

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

Interest Income

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Interest income	$6,718	$2,565	$52	161.9%	4,832.7%

Year ended December 31, 2023 compared to year ended December 31, 2022. Interest income increased $4.2 million, or 161.9%, for 2023 as compared to 2022 primarily due to higher interest rates.

Year ended December 31, 2022 compared to year ended December 31, 2021. Interest income increased $2.5 million, or 4,832.7%, for 2022 as compared to 2021 primarily due to higher interest rates.

Other Income

For the years ended December 31, 2022 and December 31, 2021, other income consisted of a gain from the sale of a domain name and of fees earned from the transition services agreement we entered into with J.D. Power in connection with our ALG divestiture, respectively.

(Gain) loss from Equity Method Investment

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
(Gain) loss from equity method investment	$—	$(1,845)	$5,404	(100.0)%	(134.1)%

For the year ended December 31, 2022 we recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade. No gain or loss was recognized at the time of the sale as the fair value of the sales proceeds received, including the initial fair value of the derivative asset, was equal to the then carrying value of the investment

For the year ended December 31, 2021, we recognized an impairment charge in the amount of $4.1 million on our equity method investment in Accu-Trade, which represents the amount that our carrying value was in excess of its estimated fair value at December 31, 2021.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(dollars in thousands)
Provision for (benefit from) income taxes	$17	$(2,560)	$206	100.7%	1,342.7%

Years ended December 31, 2023, December 31, 2022 and December 31, 2021. For the year ended December 31, 2023, our provision for income taxes of less than $0.1 million reflects state income tax expense. For the year ended December 31, 2022, our benefit from income taxes of $2.6 million primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets. For the year ended December 31, 2021, our provision for income taxes of $0.2 million primarily reflects tax expense associated with state income taxes and the amortization of tax-deductible goodwill that is not an available source of income to realize deferred tax assets.

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

Income from Discontinued Operations

For the years ended December 31, 2023 and 2022 respectively, there was no income from discontinued operations.

For the year ended December 31, 2021, income from discontinued operations, net of taxes, was less than $0.1 million and relates to the resolution of net working capital adjustments of our ALG divestiture and professional fees associated with this resolution.

Liquidity and Capital Resources

At December 31, 2023, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $137.0 million.

We have incurred cumulative losses of $562.3 million from our operations through December 31, 2023, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Share Repurchase Program

In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. In the first quarter of 2024, the Board further extended the term of the repurchase program until December 31, 2026 and increased the amount authorized to repurchase shares by approximately $54.2 million. Following this increase, the Company currently has $100 million of remaining authorization for future share repurchases. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. For the year ended December 31, 2023, 2022, and 2021 the Company repurchased and retired a total of zero, 9.8 million, and 6.1 million shares under the program for zero, $29.7 million, and $32.3 million respectively. As of December 31, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.

Cash Flows

The following table summarizes net cash derived from operating, investing, and financing activities from continuing operations, as well as net cash from discontinued operations:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(22,414)	$(29,137)	$14,374
Net cash used in investing activities	(11,809)	(8,028)	(10,689)
Net cash used in financing activities	(4,331)	(32,534)	(38,086)
Net cash used in continuing operations	$(38,554)	$(69,699)	$(34,401)
Net cash provided by discontinued operations	$—	$—	$6,304
Net decrease in cash, cash equivalents and restricted cash	$(38,554)	$(69,699)	$(28,097)

Operating Activities of Continuing Operations

Our net loss and cash flows used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly greater than cash used in operating activities due to the inclusion of non-cash expenses and charges.

Cash used in operating activities in 2023 was $22.4 million. This was primarily due to a loss from continuing operations of $49.8 million, adjusted for non-cash items, including stock-based compensation expense of $14.3 million, depreciation and amortization expense of $17.7 million, amortization of lease right-of-use assets of $3.0 million, an increase in the fair value of contingent consideration liabilities of $0.9 million, impairments and write offs of assets of $2.4 million, and bad debt expense of $0.7 million, partially offset by a gain on lease exit of $1.6 million. Net cash used in operating activities also reflected a decrease of $10.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $6.7 million, a decrease in accrued employee expenses of $0.4 million, a decrease in accounts payable of $1.8 million, and an increase in accounts receivable of $5.2 million which was primarily related to an increase in revenue in the fourth quarter of 2023 over 2022. These decreases were offset by an increase in accrued expenses and other current liabilities of $2.0 million, which was primarily due to an increase in marketing fees payable to our affinity group partners and advertisers and a decrease in prepaid expenses and other assets of $1.3 million.

Cash used in operating activities in 2022 was $29.1 million. This was primarily due to a loss from continuing operations of $118.7 million, adjusted for non-cash items, including a goodwill impairment charge of $59.8 million, stock-based compensation expense of $17.7 million, depreciation and amortization expense of $16.5 million, gain from equity method investment of $1.8 million, amortization of lease right-of-use assets of $3.9 million, and bad debt expense of $0.7 million. Net cash used in operating activities also reflected a decrease of $5.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $5.2 million, a decrease in accounts payable of $2.8 million, a decrease in accrued expenses and other current liabilities of $1.4 million, which was primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, an increase in prepaid expenses and other assets of $0.2 million, and offset by a decrease in accounts receivable of $2.2 million, which was primarily due to a reduction in revenue and an increase in accrued employee expenses of $1.9 million

Cash provided by operating activities in 2021 was $14.4 million. This was primarily due to a loss from continuing operations of $38.4 million, adjusted for non-cash items, including stock-based compensation expense of $20.4 million, depreciation and amortization expense of $16.3 million, loss from equity method investment of $5.4 million of which $4.1 million was related to an impairment charge, amortization of lease right-of-use assets of $4.3 million, an impairment charge associated with certain of our existing office locations of $1.7 million, and bad debt expense of $0.5 million. Net cash provided by operating activities also reflected an increase of $3.6 million from changes in operating assets and liabilities, which primarily reflected a decrease of $15.7 million in accounts receivable primarily due to a reduction in revenue and a decrease of $2.7 million in prepaid expenses and other assets, offset by a decrease in accrued expenses and other current liabilities of $5.6 million primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, a decrease in operating lease liabilities of $5.2 million, a decrease in accounts payable of $1.8 million, and a decrease in accrued employee expenses of $1.8 million.

Investing Activities of Continuing Operations

Cash used in investing activities of $11.8 million during 2023 consists primarily of investments in software and computer hardware.

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

Financing Activities of Continuing Operations

Cash used in financing activities of $4.3 million during 2023 primarily represents taxes paid of $3.1 million for the net share settlement of certain equity awards and a $1.9 million payment for the first tranche of contingent cash consideration associated with our acquisition of Digital Motors. These decreases were offset by proceeds received of $0.7 million from the exercise of employee stock options.

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

Leases

The Company has various leases for office space. As of December 31, 2023, the Company had fixed lease payment obligations of $16.6 million, with $4.0 million payable within 12 months that have not been reduced by minimum non-cancellable sublease rentals aggregating $4.7 million. See Note 4 “Leases” to our consolidated financial statements for more information.

Purchase obligations

The Company has long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding. As of December 31, 2023, the Company had purchase obligations of $13.6 million, with $7.7 million payable within 12 months. Purchase obligations exclude agreements that are cancellable without penalty. See Note 10 “Commitments and Contingencies” to our consolidated financial statements for more information.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions on an ongoing basis and that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Changes in estimates are recognized in the period in which they become known.

Critical estimates relied upon in preparing the consolidated financial statements include the recoverability of goodwill, the accounting for our business combination with Digital Motors, and the valuation of performance stock units. Accordingly, we consider these to be our critical accounting estimates, and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

Goodwill Impairment
We performed an interim quantitative impairment test as of September 30, 2022 utilizing the income approach. Determining fair value under the income approach requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and discount rates to build a discounted cash flow analysis. We estimated future cash flows using internal estimates and incorporated the impacts of broader market factors such as rising interest rates, limited new vehicle inventories, rising vehicle costs, and the automotive chip shortage. The long-term growth rate was estimated based on judgments about the long term performance of the reporting unit as well as industry specific factors. Our discount rate was estimated based on a blend of market based weighted average cost of capital and venture capital rates of return, the latter of which we incorporated to more appropriately discount cash flows related to early stage products such as TrueCar+. We also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization, which included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded a non-cash impairment charge of $59.8 million during the three months ended September 30, 2022. Actual results may differ from these forecasts and estimates that are utilized in the income approach and market capitalization reconciliation.
Business Combination
As part of the acquisition of Digital Motors, we allocated the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets related to acquired technology and contingent liabilities. To estimate the fair value of the acquired technology, we used the replacement cost method which is based upon complex inputs and assumptions such as replacement costs, profit markup, entrepreneurial incentive, and discount rate. We amortize our intangible assets over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. Estimating the useful life of the acquired technology requires the use of significant judgments and considers several inputs, including planned usage and expected obsolescence based on comparable internally developed software assets. We initially estimated the useful life of acquired technology as four years at the time of acquisition, but a change in estimate during the third quarter of 2023 based on a change in our planned usage resulted in revision of the useful life to three years.

The fair value of contingent liabilities were estimated at acquisition, and at least quarterly thereafter, using a scenario based method, which uses probability-weighted possible outcomes to estimate the timing of expected future cash flows and discount rates to calculate the present value. We estimated the probability of achievement of product development milestones and future revenues based on our product roadmap, the level of effort and capacity of our technology team, and expected business outcomes. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 10 “Commitments and Contingencies” of our consolidated financial statements included herein) such that the future targets were considered 100% achieved.
Performance Stock Units
Total compensation cost for performance stock units (“PSUs”) is based on the estimated fair market value on the grant date. The grant date fair value for PSUs, which contains service and market-based vesting conditions, are performed using complex pricing valuation models, specifically a Monte Carlo simulation pricing model, that require the input of assumptions, including judgments to estimate expected stock price volatility of our stock and the targeted composite index based on the historical stock prices. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.
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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $137.0 million at December 31, 2023, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash and cash equivalents balance as of December 31, 2023 would result in a decrease in annual interest income of approximately $0.3 million.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

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

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

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

3.Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
2.1*	Membership Interest Purchase Agreement, dated December 7, 2018, by and among TrueCar Dealer Solutions, Inc., DealerScience, LLC, Andrew Gordon and the Registrant.		X	8-K	2.1	December 7, 2018
2.2*	Membership Interest Purchase Agreement, dated February 8, 2019, by and among the Registrant, Accu-Trade, LLC, R.M. Hollenshead Auto Sales & Leasing, Inc., Robert M. Hollenshead and Jeff Zamora.		X	8-K	2.1	February 14, 2019
2.3*	Membership Interest Purchase Agreement, dated as of July 31, 2020, by and among J.D. Power, TrueCar, Inc. and ALG, Inc.		X	8-K	2.1	August 6, 2020
2.4	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of January 14, 2021, by and between the Registrant and J.D. Power.		X	10-K	2.4	March 5, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Warrant to Purchase Shares of Common Stock, dated May 1, 2014, by and between the Registrant and the United Services Automobile Association.		X	S-1	4.16	May 5, 2014
4.3	Description of Securities.		X	10-K	4.3	February 28, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3#	2023 Equity Incentive Plan and forms of agreements thereunder.		X	8-K	10.1	June 23, 2023
10.4	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.5	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.6	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.7	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.		X	10-Q	10.2	August 6, 2021
10.8	Fourth Amendment to Office Lease, dated November 27, 2023, by and between the Registrant and Registrant and DE Palisades Promenade, LLC.	X
10.9	1401 Ocean Avenue Office Lease Agreement, dated July 10, 2014, by and between the Registrant and Mani Brothers Portofino Plaza (DE), LLC.		X	10-Q	10.5	August 14, 2014
10.10	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.11#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.12#	Form of Retention RSU Award Agreement		X	10-Q	10.3	May 11, 2020
10.13#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.2	August 9, 2022
10.14#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 10, 2022
10.15#	Form of Performance-Based Restricted Stock Unit Award Agreement.	X
10.16#	Amended and Restated Employment Agreement, dated as of July 27, 2023, by and between the Registrant and Jantoon Reigersman.		X	8-K/A	10.1	August 1, 2023
10.17#	Employment Agreement, dated as of September 25, 2023, by and between the Registrant and Oliver Foley.		X	10-Q	10.1	November 7, 2023
10.18#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.19#	Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Jay Ku.		X	10-Q	10.3	November 7, 2023
10.20#	Amended and Restated Employment Agreement, dated March 9, 2020, by and between the Registrant and Michael Darrow.		X	8-K	10.1	March 10, 2020
10.21#	Separation Agreement and Release, dated as of June 15, 2023, by and between the Registrant and Michael Darrow.		X	8-K	10.1	August 4, 2023

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.22#	Employment Agreement, dated as of February 16, 2023, by and between the Registrant and Teresa Luong.		X	10-K	10.23	February 24, 2023
10.23#	Separation Agreement and Release, dated as of October 5, 2023, by and between the Registrant and Teresa Luong.		X	10-Q	10.2	November 7, 2023
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	TrueCar, Inc. Compensation Recovery Policy	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)

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

TRUECAR, INC.
By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President and Chief Executive Officer
Date:	February 21, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jantoon E. Reigersman, Oliver M. Foley, and Jeffrey J. Swart, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jantoon E. Reigersman	President, Chief Executive Officer and Director	February 21, 2024
Jantoon E. Reigersman	(Principal Executive Officer and Director)

/s/ Oliver M. Foley	Chief Financial Officer	February 21, 2024
Oliver M. Foley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Buce	Director	February 21, 2024
Robert E. Buce

/s/ Barbara A. Carbone	Director	February 21, 2024
Barbara A. Carbone

/s/ Faye M. Iosotaluno	Director	February 21, 2024
Faye M. Iosotaluno

/s/ Erin N. Lantz	Director	February 21, 2024
Erin N. Lantz

/s/ Brendan L. Harrington	Director	February 21, 2024
Brendan L. Harrington

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – TrueCar Auto Buying Program

As described in Notes 2 and 6 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement. TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for introductions to Auto Buying Program users, or under a subscription arrangement. The Company’s performance obligation to TrueCar Certified Dealers is to provide them with introductions to in-market consumers through the use of the TrueCar platform, so that they have the opportunity to sell vehicles to those consumers. The Company’s Dealer revenue was $143 million for the year ended December 31, 2023, of which a significant portion relates to the Auto Buying Program.

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
February 21, 2024

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $1,855 and $0 at December 31, 2023 and 2022, respectively)	$136,964	$175,518
Accounts receivable, net of allowances of $1,118 and $1,073 at December 31, 2023 and 2022, respectively	18,264	13,786
Prepaid expenses	6,067	5,969
Other current assets	1,787	2,562
Total current assets	163,082	197,835
Property and equipment, net	18,880	18,902
Operating lease right-of-use assets	10,132	16,940
Intangible assets, net	8,375	13,969
Other assets	3,851	3,881
Total assets	$204,320	$251,527
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,875	$8,655
Accrued employee expenses	6,667	7,378
Operating lease liabilities, current	3,240	4,514
Accrued expenses and other current liabilities	12,196	10,232
Total current liabilities	28,978	30,779
Operating lease liabilities, net of current portion	11,169	18,500
Other liabilities	3,958	4,981
Total liabilities	44,105	54,260
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2023 and 2022, respectively; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and 2022; 91,091,541 and 88,439,088 shares issued and outstanding at December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	722,504	709,790
Accumulated deficit	(562,298)	(512,532)
Total stockholders’ equity	160,215	197,267
Total liabilities and stockholders’ equity	$204,320	$251,527
The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$158,706	$161,524	$231,698
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	15,856	16,213	22,239
Sales and marketing	99,050	104,534	136,479
Technology and development	42,247	46,090	41,432
General and administrative	40,321	44,087	48,747
Depreciation and amortization	17,699	16,520	16,279
Goodwill impairment	—	59,775	—
Total costs and operating expenses	215,173	287,219	265,176
Loss from operations	(56,467)	(125,695)	(33,478)
Interest income	6,718	2,565	52
Other income	—	40	667
Gain (loss) from equity method investment	—	1,845	(5,404)
Loss from continuing operations before income taxes	(49,749)	(121,245)	(38,163)
Provision for (benefit from) income taxes	17	(2,560)	206
Loss from continuing operations	(49,766)	(118,685)	(38,369)
Income from discontinued operations, net of taxes	—	—	40
Net loss	$(49,766)	$(118,685)	$(38,329)
Net loss per share, basic and diluted
Continuing operations	$(0.55)	$(1.30)	$(0.39)
Discontinued operations	$—	$—	$—

Weighted average common shares outstanding, basic and diluted	89,766	91,452	97,352
Other comprehensive loss:
Comprehensive loss	$(49,766)	$(118,685)	$(38,329)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	99,690,942	$10	$738,290	$(355,518)	$382,782
Net loss	—	—	—	(38,329)	(38,329)
Repurchase of common stock	(6,137,734)	—	(32,429)	—	(32,429)
Stock-based compensation	—	—	21,691	—	21,691
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,660,035	—	(3,929)	—	(3,929)
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(118,685)	(118,685)
Repurchase of common stock	(9,838,785)	(1)	(29,782)	—	(29,783)
Stock-based compensation	—	—	18,700	—	18,700
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,064,630	—	(2,751)	—	(2,751)
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(49,766)	(49,766)
Stock-based compensation	—	—	15,137	—	15,137
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,652,453	—	(2,423)	—	(2,423)
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(49,766)	$(118,685)	$(38,329)
Income from discontinued operations, net of taxes	—	—	40
Loss from continuing operations	(49,766)	(118,685)	(38,369)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,699	16,520	16,279
Goodwill impairment	—	59,775	—
Deferred income taxes	—	(2,358)	63
Bad debt expense and other reserves	696	718	528
Stock-based compensation	14,299	17,681	20,395
Increase in the fair value of contingent consideration liability	931	359	41
Amortization of lease right-of-use assets	2,982	3,940	4,295
(Gain) loss from equity method investment	—	(1,845)	5,404
Impairment of right-of-use assets	2,376	—	1,682
Gain on lease exit	(1,573)	—	—
Other noncash expenses	549	230	408
Changes in operating assets and liabilities:
Accounts receivable	(5,174)	2,210	15,685
Prepaid expenses and other assets	1,335	(210)	2,733
Accounts payable	(1,767)	(2,750)	(1,806)
Accrued employee expenses	(387)	1,863	(1,754)
Operating lease liabilities	(6,667)	(5,214)	(5,192)
Accrued expenses and other current liabilities	2,010	(1,371)	(5,630)
Other liabilities	43	—	(388)
Net cash (used in) provided by operating activities - continuing operations	(22,414)	(29,137)	14,374
Net cash used in operating activities - discontinued operations	—	—	(180)
Net cash (used in) provided by operating activities	(22,414)	(29,137)	14,194
Cash flows from investing activities
Purchase of property and equipment	(11,809)	(11,680)	(10,689)
Cash from sale of equity method investment	—	15,745	—
Cash paid for acquisition, net of cash acquired	—	(12,093)	—
Net cash used in investing activities - continuing operations	(11,809)	(8,028)	(10,689)
Net cash provided by investing activities - discontinued operations	—	—	6,484
Net cash used in investing activities	(11,809)	(8,028)	(4,205)
Cash flows from financing activities
Payment of contingent consideration liability	(1,908)	—	(2,214)
Proceeds from exercise of common stock options	710	179	1,391
Taxes paid related to net share settlement of equity awards	(3,133)	(2,930)	(5,320)
Payments for the repurchase of common stock	—	(29,783)	(31,943)
Net cash used in financing activities	(4,331)	(32,534)	(38,086)
Net decrease in cash, cash equivalents, and restricted cash	(38,554)	(69,699)	(28,097)
Cash, cash equivalents, and restricted cash at beginning of year	175,518	245,217	273,314
Cash, cash equivalents, and restricted cash at end of year	$136,964	$175,518	$245,217

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	For the Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash (received) paid during the year for:
Income taxes	$180	$(131)	$1,554

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$838	$1,019	$1,296
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	821	1,311	1,239
Changes in right-of-use assets for operating lease obligations	136	3,047	—
Changes in lease liabilities for operating lease obligations	136	3,636	—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TrueCar, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Business
TrueCar, Inc. is an Internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., Digital Motors Corporation, ALG, Inc. (up to the date of disposition) and TrueCar Wholesale Solutions Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” Digital Motors Corporation is referred to as “Digital Motors,” ALG, Inc. is referred to as “ALG,”and TrueCar Wholesale Solutions, Inc. is referred to as “TCWS.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the recoverability and related impairment of goodwill and long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, measurement of right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation awards and other equity instruments. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of its single reporting unit related to goodwill impairment, right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. The Company has gone through various organizational changes in the current year, and as a result of these changes, the Company’s chief operating decision maker (the "CODM") was comprised of a group of individuals including the President and CEO, the Chief Operating Officer ("COO"), and the CFO at various points from January 1, 2023 through October 2, 2023. During this time period, the CODM jointly managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. Due to the evolution of roles and responsibilities among executive leadership, the CODM was comprised solely of the President and CEO from October 2, 2023 through December 31, 2023, who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company assesses the carrying value of its investment in Accu-Trade for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. On February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. As a result of the events and circumstances leading up to the Company’s entry into the redemption agreement with Accu-Trade, the Company concluded that the investment in Accu-Trade was impaired and recorded a $4.1 million impairment charge in its equity method investment for the year ended December 31, 2021, which is included within “Gain (loss) from equity method investment” on the accompanying consolidated statements of comprehensive loss.

On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade at the investment’s carrying value and recorded a derivative asset for the right to receive escrow payments. For the year ended December 31, 2022, we recognized a gain of $1.8 million from changes in fair value of the derivative asset from inception till its settlement in Q2 2022. The gain is included within Gain (loss) from equity method investment on the accompanying consolidated statements of comprehensive loss.

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
•Level 1 — Quoted prices in active markets for identical assets, liabilities or funds.
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
Certain assets, including the equity method investment, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2023 and 2021, the Company recorded right-of-use asset impairment charges of $2.4 million and $1.7 million, respectively, related to office operating leases. For the year ended December 31, 2021, the Company recorded an impairment charge of $4.1 million related to its equity method investment in Accu-Trade. For the year ended December 31, 2022, the Company recorded goodwill impairment charges of $59.8 million.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
For the twelve months ended December 31, 2022, the Company recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of its equity method investment in Accu-Trade.
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 10) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent consideration liability as of December 31, 2023.
The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2023 and 2022 by level within the fair-value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At December 31, 2023				At December 31, 2022
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$119,735	$—	$—	$119,735	$57,518	$—	$—	$57,518
Total Assets	$119,735	$—	$—	$119,735	$57,518	$—	$—	$57,518

Liabilities:
Contingent consideration, current	$—	$—	$1,981	$1,981	$—	$—	$1,983	$1,983
Contingent consideration, non-current	—	—	3,611	3,611	—	—	4,678	4,678
Total Liabilities	$—	$—	$5,592	$5,592	$—	$—	$6,661	$6,661
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

Year Ended December 31,
2023
Fair value, at beginning of year	$6,661
Additions	—
Payoff	(2,000)
Changes in fair value	931
Fair value, at end of year	$5,592

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021. At December 31, 2023 one customer comprised 32.3% of the Company’s accounts receivable balance. At December 31, 2022 no single customer comprised more than 10% of the Company’s accounts receivable balance.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. At December 31, 2023, cash and cash equivalents included $1.9 million of restricted cash that is used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company calculates the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include revenue billing model and aging status.
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowances, at beginning of year	$1,073	$3,099	$7,147
Charged as a reduction of revenue	2,569	2,661	4,205
Charged to bad debt expense in general and administrative expenses	696	718	528
Write-offs, net of recoveries	(3,220)	(5,405)	(8,781)
Allowances, at end of year	$1,118	$1,073	$3,099
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
Leases
The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement. The Company does not have any finance leases.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.
At December 31, 2023 and 2022, capitalized software costs were $85.9 million and $79.0 million, respectively, before accumulated amortization of $68.1 million and $61.6 million, respectively.
Expected amortization expense with respect to capitalized software costs at December 31, 2023 for each of the years through December 31, 2026 is as follows (in thousands):

Years ended December 31,
2024	$9,756
2025	6,130
2026	2,005
Total amortization expense	$17,891
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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, including its ROU assets, with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2023 and 2021, the Company recorded ROU asset impairment charges of $2.4 million and $1.7 million, respectively, related to certain operating leases. See Note 4 for additional information. During the year ended December 31, 2022, there were no impairment charges recorded on the Company’s long-lived assets.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the Company’s overall business strategy, significant negative industry or economic trends, significant underperformance relative to expected historical or projected future results of operations, or a decline in the Company’s stock price and market capitalization. Due to the impacts of our analysis described in the following paragraphs, the Company does not have a goodwill balance as of December 31, 2023 and 2022.
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
Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and Sell Your Car and DealerScience.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
When a user decides to proceed with a vehicle purchase through the Company, the user provides his or her name, address, email, and phone number during the process of obtaining price offers on actual vehicle inventory, which gives the Company the identity and source of a TrueCar introduction provided to a specific Dealer before an actual sale occurs. After a sale occurs, the Company receives information regarding the sale, including the identity of the purchaser, through the Dealer Management System used by the Dealer that makes the sale. The Company also receives information regarding vehicle sales from a variety of other data sources, including third-party car sales aggregators, car dealer networks, and other publicly available sources (collectively, “sales data”) and uses this sales data to further verify that a sale has occurred between an Auto Buying Program user and a TrueCar Certified Dealer, as well as to invoice Pay-Per-Sale Dealers shortly after the completion of the sales transaction.
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
Auto Buying Program Add-On Features. The Company offers additional add-on products to eligible Dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings (“Sponsored Listings”) and TrueCar Reach (“Reach”). Sponsored Listings enables a Dealer to place qualifying vehicles at more prominent positions within the inventory search results page. Reach is a service offered to retarget in-market consumers on the Dealer’s behalf with co-branded emails. Fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month under Sponsored Listings. Fees for the Reach product are also charged on a flat monthly rate regardless of the number of emails delivered. Subscription fees are recognized on a monthly basis.
TrueCar Trade and Sell Your Car. TrueCar Trade provides consumers with information on the value of their vehicle, while providing Dealers with introductions to these in-market consumers so that those Dealers have the opportunity to buy vehicles from those consumers. Dealers pay a fee under a per-introduction or guaranteed-introductions model for access to the Company’s Sell Your Car product. Prior to offering Sell Your Car, the Company charged Dealers a monthly subscription fee for access to the Company’s Trade solution, which varied depending on the level of service provided. The Company phased out these subscription packages in 2022. Subscription fees were recognized on a monthly basis. Under the pay-per-introduction billing model, revenue is recognized when introductions are delivered. Under the guaranteed-introductions model, revenue is recognized based on the anticipated number of introductions to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.
DealerScience. DealerScience revenues consist of monthly subscription fees paid by dealers for access to DealerScience’s products and services. DealerScience provides dealers with advanced digital retailing software tools that allow them to calculate accurate monthly payments, expedite vehicle desking, which is the process of presenting and agreeing upon financial terms and financing options, and streamline the consumers’ experience from shopping to showroom. Subscription fees are recognized on a monthly basis. The Company stopped offering DealerScience products in 2023.
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
Sales and Marketing
Sales and marketing expenses consist primarily of digital media spend, such as search engine marketing, social network and connected TV costs and affinity group partner marketing fees, which also includes loan subvention costs where the Company pays certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing, and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs.
Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $31.3 million, $34.5 million, and $57.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accrued marketing and advertising expenses were $4.2 million and $2.9 million at December 31, 2023 and 2022, respectively, and were included within “Accrued expenses and other current liabilities” on the consolidated balance sheets.
Technology and Development
Technology and development expenses consist primarily of employee-related expenses for technology and development staff, including salaries, benefits, bonuses, severance, and stock-based compensation; the cost of certain third-party service providers; and facilities costs. Technology and development expenses are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses for administrative, legal, finance, and human resource staffs, including salaries, benefits, bonuses, severance, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; gain and loss from lease exit; impairment of ROU assets; and facilities costs.
Stock-Based Compensation
The Company recognizes stock-based compensation expense related to employee stock options, restricted stock units, and performance stock units based on the fair value of the awards on the grant date. Stock-based compensation for employee awards is generally recognized on a straight-line basis over the requisite service period. The Company estimates the grant-date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For issuances of restricted stock units, the Company determines the fair value of the award based on the closing market value of its common stock on the grant date. For issuances of performance stock units, the Company calculates the fair value of the award using a Monte Carlo simulation valuation model on the grant date. The stock-based compensation expense for the performance stock units is recognized over the requisite service period using the proportionate amount of the award’s fair value that has been earned through service to date.
Compensation expense for non-employee stock-based awards is recognized in accordance with Accounting Standards Update ("ASU") No. 2018-07, Stock-based Compensation - Improvements to Nonemployee Share-based Payment Accounting, which the Company adopted on January 1, 2019. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under this new guidance, the measurement of nonemployee equity awards is fixed on the grant date. Awards for nonemployees are measured and expense is recognized consistent with that for employee awards as outlined above.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2023, 2022 and 2021, the Company had no other comprehensive loss items and accordingly, net loss equaled comprehensive loss.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company has evaluated recently issued pronouncements and does not believe any will have a material impact on the Company’s consolidated financial statements or related financial statement disclosures. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
3.    Business Combination
On May 31, 2022 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Digital Motors for $15.5 million in cash and up to $8.0 million of contingent cash consideration based on the occurrence of certain events including the achievement of product development milestones and future revenues. The acquisition of Digital Motors is intended to accelerate TrueCar's plan to deliver a robust digital car buying and selling experience with its TrueCar+ marketplace. At the Acquisition Date, the Company assessed the probabilities of Digital Motors meeting product development milestones and future revenue targets and recorded a contingent consideration liability of $6.3 million. At December 31, 2023 and 2022 the contingent consideration liability was remeasured to $5.6 million and $6.7 million, with $3.6 million and $4.7 million recorded in “Other liabilities” and $2.0 million and $2.0 million recorded in “Accrued expenses and other current liabilities” within the consolidated balance sheets, respectively.

The Company recorded goodwill of $8.6 million on the Acquisition Date, which represented the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the Company’s acquisition of Digital Motors. Goodwill attributed to the acquisition is not deductible for income tax purposes. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the Acquisition Date. As a result of the Company’s impairment assessment in September 2022, goodwill was subsequently written down to zero (refer to Note 7).

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

The finalized purchase price allocation is reflected in the consolidated balance sheet as of December 31, 2022.

The estimated useful life for acquired technology was 4 years at the time of acquisition, but a change in estimate during the third quarter of 2023 resulted in revision of the useful life to 3 years. Total liabilities assumed include $1.8 million of accrued Digital Motors transaction expenses, which were paid by the Company shortly after the Acquisition Date and included in cash paid for acquisition, net of cash acquired on the accompanying consolidated statements of cash flows.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company incurred transaction costs of $1.0 million in connection with the Digital Motors acquisition which were expensed as incurred and included in “General and administrative” expense in the accompanying consolidated statements of comprehensive loss.

The Company’s consolidated financial statements include the operating results of Digital Motors from the Acquisition Date through December 31, 2023. Separate operating results and pro forma results of operations for Digital Motors have not been presented as the effect of the acquisition is not material to the Company’s financial results.

4.    Leases
Lease Costs
For the years ended December 31, 2023, 2022, and 2021, the Company recorded operating lease costs of corporate offices, excluding subleases, in the consolidated statements of comprehensive loss as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cost of revenue	$23	$12	$62
Sales and marketing	348	583	1,356
Technology and development	785	1,104	2,082
General and administrative	3,208	3,837	2,793
Total operating lease costs	$4,364	$5,536	$6,293

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. The Company made cash payments of $7.8 million, $6.7 million and $7.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, which were included in “Cash flows from operating activities” within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 4.7 years and weighted average discount rate of 6.0%.
For its subleases, the Company recorded contra rent expense of $3.5 million, $3.4 million and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company recognized ROU asset group impairment charges of $2.4 million and $1.7 million for the years ended December 31, 2023 and 2021, respectively, reducing the carrying value of the related lease assets to its estimated fair value. Fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the consolidated statements of comprehensive loss.
In July 2023, the Company signed a termination agreement with one of its subtenants to early terminate the sublease agreement, which included the receipt of $1.4 million in early termination fees. As a result, the Company also evaluated the ROU asset on the head lease and concluded the asset was impaired, resulting in total impairment charges of $2.0 million. In November 2023, the Company signed a lease amendment to exit the same floor from the head lease and paid $2.1 million for the early exit. To account for the partial termination on the head lease, the Company remeasured the lease liability, using the incremental borrowing rate in place at the date of modification, resulting in a $1.9 million reduction in the lease liability, a $0.5 million reduction of the ROU asset group, and the recognition of a $1.5 million gain.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
In June 2022, TrueCar signed a lease amendment to exit certain floors of a leased office space effective July 31, 2022 and to settle the asset retirement obligation associated with exiting the leased space for a lower amount than previously recognized. To account for the reduction in lease term, TrueCar remeasured the lease liability, using the incremental borrowing rate in place at the date of modification, with a corresponding reduction to the right of use asset. A total gain of $0.8 million was recognized which included the $0.6 million difference in reduction of lease liability of $3.7 million and right-of-use asset of $3.1 million and the $0.2 million gain on settlement of the asset retirement obligation.
The existing operating leases have remaining lease terms ranging from 0.6 to 6.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2023 are as follows (in thousands):

Years ended December 31,
2024	$3,956
2025	3,903
2026	2,853
2027	1,985
2028	1,854
Thereafter	2,069
Total lease payments	$16,620
Less: imputed interest	(2,211)
Total lease liabilities (discounted)	$14,409

Year ended December 31,	Sublease Income
2024	$2,089
2025	1,702
2026	819
2027	70
Thereafter	—
Total sublease income	$4,680

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
5.    Discontinued Operations

On November 30, 2020, the Company completed the sale of its 100% interest (the “Divestiture”) in ALG to J.D. Power for $112.5 million in cash (subject to customary working capital and other adjustments) pursuant to the Membership Interest Purchase Agreement, dated as of July 31, 2020 (the “Purchase Agreement”). The Purchase Agreement provides for J.D. Power to pay the Company (i) a potential cash earnout of up to $7.5 million based upon ALG’s achievement of certain revenue metrics in 2020 and (ii) a potential cash earnout of up to $15 million based upon ALG’s achievement of certain revenue metrics in 2022. The Company received cash proceeds of $111.5 million, net of working capital adjustments, and transactions costs of approximately $1.9 million. As part of the Divestiture, the Company also received a five-year data license from J.D. Power for use of certain ALG data in the Company’s products and services. The Company recorded the fair value of the data license of $1.9 million in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets. The data license is being treated as additional consideration received and is being amortized on a straight-line basis over five years. The Company accounts for the future earnouts as gain contingencies and recognizes the contingent consideration associated with the Divestiture when the consideration is determined to be realizable. The Divestiture resulted in a pre-tax gain of $92.5 million for the year ended December 31, 2020. During the first quarter of 2021, the Company received a cash payment of $7.5 million related to the first earnout and is reflected within investing activities of discontinued operations on the accompanying consolidated statements of cash flows. During the third quarter of 2021, the Company finalized its net working capital adjustments associated with the Divestiture. The resolution resulted in additional gain on sale of $0.2 million offset by additional administrative costs of $0.2 million for the year ended December 31, 2021.
The Divestiture represents a strategic shift in the Company’s business and meets the criteria of discontinued operations. As a result, the operating results and cash flows from ALG have been reflected as discontinued operations in the consolidated statements of comprehensive loss and consolidated statements of cash flows for all periods presented.

The following table presents the detail of income from discontinued operations, net of taxes within the consolidated statements of comprehensive loss (in thousands):

2021
Revenues	$—
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	—
Sales and marketing	—
Technology and development	—
General and administrative	180
Depreciation and amortization	—
Goodwill impairment	—
Total costs and operating expenses	180
Loss from operations	(180)
Gain on sale	220
Interest income	—
Income from discontinued operations before income taxes	40
Provision for income taxes	—
Income from discontinued operations, net of taxes	$40

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
6.    Revenue Information and Deferred Sales Commissions
Deferred Sales Commissions

Deferred sales commissions within other assets were $2.2 million and $1.5 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization expense for deferred sales commissions was $1.1 million, $1.2 million and $1.6 million, respectively. There was no impairment loss in relation to the costs capitalized in any period.

Contract Balances

The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $0.9 million and $0.9 million at January 1, 2023 and 2022, respectively, was transferred to accounts receivable during the years ended December 31, 2023 and 2022 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $0.9 million was recorded as of December 31, 2023 and 2022, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

Disaggregation of Revenue

The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. Prior to adoption of the new revenue standard, dealer revenue and OEM incentives revenue had been disclosed together as “transaction revenue.” The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Dealer revenue	$143,239	$156,485	$222,000
OEM incentives revenue	14,958	4,390	8,676
Other revenue	509	649	1,022
Total revenues	$158,706	$161,524	$231,698

7.    Goodwill
The Company assesses recoverability of goodwill on an annual basis as of December 31 or when events or changes in circumstances indicate that the carrying value may not be recoverable, such as a deterioration in macroeconomic conditions and a sustained decrease in stock price. Since 2021, the Company’s business has been negatively impacted by the global automotive semiconductor chip shortage, and since 2022, by rising interest rates. During the third quarter of 2022, the Company’s stock price experienced high volatility, causing a further decline in its market capitalization since the Company last tested the goodwill for impairment at June 30, 2022. As a result of the further decline in market capitalization and the continued macroeconomic disruptions, the Company concluded a triggering event had occurred.
The Company performed an interim quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded an impairment charge of $59.8 million. The Company’s goodwill balance was zero as of December 31, 2022 after the impairment charge. No further changes to goodwill occurred during the twelve months ended December 31, 2023.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
8.    Property and Equipment, net
Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Computer equipment and internally developed software	$87,830	$88,638
Furniture and fixtures	1,527	3,013
Leasehold improvements	8,694	11,740
	98,051	103,391
Less: Accumulated depreciation	(79,171)	(84,489)
Total property and equipment, net	$18,880	$18,902
Included in the table above are property and equipment of $1.0 million and $1.5 million as of December 31, 2023 and 2022, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $12.1 million, $13.0 million, and $14.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Amortization of internal use capitalized software development costs was $11.3 million, $12.2 million, and $12.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2023 and 2022, the Company disposed of or retired certain computer equipment, internally developed software, leasehold improvements, and furniture and fixtures with an original cost basis of $17.5 million and $9.9 million, and accumulated depreciation of $17.1 million and $8.7 million, respectively. The remaining net book value of $0.4 million and $1.2 million was recorded as depreciation and amortization expense during the years ended December 31, 2023 and 2022, respectively.

9.    Intangible Assets
Intangible assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$22,890	$(14,515)	$8,375
Customer relationships	1,300	(1,300)	—
Total	$24,190	$(15,815)	$8,375

	At December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$22,890	$(8,921)	$13,969
Customer relationships	1,300	(1,300)	—
Total	$24,190	$(10,221)	$13,969

During the year ended December 31, 2022, the Company disposed of certain fully amortized acquired technology with an original cost basis of $1.0 million. There were no disposals during the year ended December 31, 2023.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization expense by asset type for the years ended December 31, 2023, 2022, and 2021 is shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Acquired technology and domain name	$5,594	$3,481	$1,650
Customer relationships	—	—	—
Total amortization	$5,594	$3,481	$1,650
Expected amortization expense with respect to intangible assets at December 31, 2023 is as follows (in thousands):

Years ended December 31,
2024	$6,405
2025	1,970
Thereafter	—
Total amortization expense	$8,375

10.    Commitments and Contingencies
Reorganization

In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.2 million during the year ended December 31, 2023 in connection with the Restructuring Plan. Of the total, the Company recorded $0.2 million in cost of revenue, $2.2 million in sales and marketing, $2.8 million in technology and development and $2.0 million in general and administrative expenses within the Company’s consolidated statements of comprehensive loss during the twelve months ended December 31, 2023. The Company does not expect to incur significant additional charges in future periods related to the Restructuring Plan.

The following table presents a roll forward of the Restructuring Plan costs liability for the twelve months ended December 31, 2023 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2022	$—
Expense	7,196
Cash Payments	(6,245)
Accrual at December 31, 2023	$951
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Stockholder Litigation
Milbeck Federal Securities Litigation
In March 2018, Leon Milbeck filed a putative securities class action against us and certain of the Company’s then-current and former officers and directors in the U.S. District Court for the Central District of California, (the “Milbeck Federal Securities Litigation”). The complaint, as amended, sought an award of unspecified damages and other relief based on allegations that the defendants made false or misleading statements about the Company’s business, operations, prospects and performance during a purported class period of February 16, 2017 through November 6, 2017 in violation of applicable securities laws in connection with the Company’s secondary offering of common stock that occurred during the class period. In August 2019, the parties entered into an agreement to settle the Milbeck Federal Securities Litigation on a class-wide basis for $28.25 million, all of which was paid by the Company’s directors’ and officers’ liability insurance. In October 2019, the court preliminarily approved the proposed settlement and issued a minute order granting final approval to the settlement in January 2020. The court entered the final judgment and order of dismissal on May 26, 2020. As a result, the Milbeck Federal Securities Litigation is resolved.

Derivative Litigation
In August 2019, three purported stockholder derivative actions were filed in Delaware alleging a variety of claims nominally on the Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation. The complaints named the Company, certain of the Company’s then-current and former directors and officers, USAA and, in one of the actions, certain of entities affiliated with USAA as defendants. On October 7, 2019, the Delaware Court of Chancery consolidated the cases into a single action (the “Delaware Consolidated Derivative Litigation”). On September 30, 2020, the court dismissed the Delaware Consolidated Derivative Litigation with prejudice for failure to make a pre-suit demand and failure to state a claim and the plaintiffs did not appeal the ruling. As a result, the Delaware Consolidated Derivative Litigation has been resolved.

Following the court’s decision, the plaintiffs sent a letter to the Company demanding that the Company pursue claims against certain current and former officers for various alleged breaches of their fiduciary duties, based substantially on the same factual allegations as the Milbeck Federal Securities Litigation. On November 18, 2020, the board of directors of the Company (the “Board”) established a special committee of the Board (the “Special Committee”), to investigate the claims in the Delaware Consolidated Derivative Litigation, the Lee Derivative Litigation (described below) and other related stockholder demands. In October 2021, following the aforementioned investigation, the Board adopted the Special Committee’s recommendation that the Board refuse the demands in their entirety and conclude that no further action is necessary.

Further, in December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on The Company’s behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation (the “Lee Derivative Litigation”). The complaint named the Company, certain of the Company’s then-current and former directors and officers and USAA as defendants. The plaintiff sought an award of damages against the defendants on the Company’s behalf and various alleged corporate governance reforms. Following the Board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims on June 22, 2022. As a result, the Lee Derivative Litigation is resolved, and the Company does not anticipate a loss related to this matter.

Employment Contracts
The Company has entered into employment contracts with certain executives of the Company. Employment under these contracts is at-will employment. However, under the provisions of the contracts, the Company would incur severance obligations of up to twelve months of the executive’s annual base salary for certain events, such as involuntary terminations.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Purchase Obligations
At December 31, 2023, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$13,557	$7,746	$5,811	$—	$—
Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2023. Purchase obligations exclude agreements that are cancellable without penalty.

Credit Facility
In March 2023, the Company terminated its third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provided for advances under a $35.0 million revolving line of credit. At December 31, 2023 and 2022, the Company had no outstanding amounts under the Credit Facility.
11.    Stockholders’ Equity
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Company’s board of directors extended the expiration of the repurchase program until December 31, 2026 and increased the amount authorized to repurchase shares under the program by approximately $54.2 million. Following this increase, the Company currently has $100 million of remaining authorization for future repurchases. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the year ended December 31, 2023, the Company did not repurchase any shares under the Program. During the years ended December 31, 2022 and 2021 the Company repurchased and retired a total of 9.8 million and 6.1 million shares under the Program for $29.7 million and $32.3 million respectively. As of December 31, 2023, the Company had a remaining authorization of $45.8 million for future share repurchases.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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

For the years ended December 31, 2023, 2022, and 2021, there was no warrant expense recognized.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding awards, plus shares available for grant under the Company’s equity incentive plan.
The number of shares of the Company’s common stock reserved for these purposes at December 31, 2023 is as follows:

Number of Shares
Outstanding stock options	2,240,898
Outstanding restricted stock units	5,763,510
Outstanding performance stock units	2,518,556
Additional shares reserved for maximum payout of outstanding performance stock units	1,774,892
Additional shares available for grant under the equity plan	22,770,982
Total	35,068,838

12.    Stock-based Awards
The Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) at its June 2023 Annual Meeting of Stockholders. The 2023 Plan serves as the successor to the 2014 Equity Incentive Plan (the “2014 Plan), which was terminated when the 2023 Plan was adopted. Prior awards granted under the 2014 Plan continue to be subject to the terms and provisions of the 2014 Plan. In connection with the Company’s initial public offering in May 2014 (the “IPO”), the Company’s 2005 Equity Incentive Plan and 2008 Equity Incentive Plan were terminated and the Company’s 2015 Inducement Equity Incentive Plan was terminated in February 2022. Upon termination of the 2014 Plan, the shares reserved for issuance under the 2023 Plan included: (i) shares that have been reserved but not issued pursuant to any awards granted under the 2014 Plan and were not subject to any awards granted thereunder, plus (ii) shares subject to awards granted under the 2014 Plan that expire or otherwise terminate without having been exercised or issued in full, are forfeited to or repurchased by the Company due to failure to vest or are acquired by the Company (other than shares repurchased by the Company on the open market) pursuant to awards granted under the 2014 Plan used to pay the exercise price or purchase price of such an award or to satisfy the tax withholding obligations of such an award.
In accordance with the evergreen provision of the 2014 Plan, the shares available for issuance under the 2014 Plan included an annual increase on January 1 of each year equal to the least of: (x) 10,000,000 shares; (y) 5% of the total outstanding shares of the Company’s common stock as of the last day of the prior fiscal year; or (z) such lesser amount as determined by the Company’s Board of Directors. On January 1, 2023, the final evergreen increase of the now-terminated 2014 Plan resulted in an additional 4,421,954 shares of common stock being available for issuance under the 2014 Plan.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2023, the total number of shares available for future issuance under the 2023 Plan was 22,770,982 shares. Under the 2023 Plan, the Company has the ability to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The exercise price of stock options granted under the 2023 Plan must at least equal the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest monthly over a four-year period and expire 10 years from the date of grant. Restricted stock units generally vest quarterly over a four-year period. Performance stock units granted generally vest at the end of a three-year period.
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2022	5,114,490	$9.50	4.7
Granted	—	—
Exercised	(290,519)	2.45
Forfeited/expired	(2,583,073)	9.29
Outstanding at December 31, 2023	2,240,898	$10.65	3.1	$0.1
Vested and expected to vest at December 31, 2023	2,240,898	$10.65	3.1	$0.1
Exercisable at December 31, 2023	2,130,504	$10.96	2.8	$0.1

(1)The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $3.46 on December 31, 2023 over the exercise price of in-the-money stock option awards.
At December 31, 2023, total remaining stock-based compensation expense for unvested option awards was $0.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.
The weighted-average grant-date fair value per share of options granted for the year ended 2021 was $2.78. There were no option grants in 2023 or 2022. The Company recorded stock-based compensation expense for stock option awards of $0.9 million, $1.5 million, and $3.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
The total intrinsic value of options exercised in 2023, 2022, and 2021 was $0.1 million, less than $0.1 million, and $0.7 million, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2022	7,519,112	$3.77
Granted	5,149,290	2.31
Vested	(3,321,345)	3.59
Forfeited	(3,583,547)	3.16
Non-vested — December 31, 2023	5,763,510	$2.94
The total fair market value of RSUs that vested for the years ended December 31, 2023, 2022, and 2021 was $8.3 million, $8.4 million, and $15.8 million, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2023, 2022, and 2021 was $2.31, $3.49, and $4.49, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company recorded $10.8 million, $12.1 million, and $15.2 million in compensation expense, respectively. At December 31, 2023, total remaining stock-based compensation expense for non-vested RSUs is $15.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units
Performance stock units (“PSU”) vesting is subject to the achievement of certain market conditions over a three-year period. The number of shares of common stock to be issued under a PSU agreement is based upon a comparison of the Company’s total stockholder return (“TSR”) determined by reference to the Company’s compound annual growth in stock price (“CAGR”) relative to the Russell 2000 Total Return Index (the “Index”), over a three year performance period. If the CAGR is equal to that of the Index, the target number of PSUs will vest. For every percentage point that the CAGR exceeds the Index, the number of PSUs that are eligible to vest in excess of target is increased by a respective amount of percentage points, and for every percentage point that the CAGR is below the Index, the number of PSUs that are eligible to vest is decreased by a respective amount of percentage points as well. If the Company’s absolute CAGR is negative during the performance period of the PSUs, then the executives’ payout will be capped at 100% of target, irrespective of the extent to which the CAGR exceeds the Index. Payouts of the performance share awards range from 0% to 175% of the target awards based on the Company’s TSR ranking relative to the Index.
A summary of the Company’s PSU activity for the year ended December 31, 2023 is as follows:

	Performance Share Units	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2022	2,488,757	$4.86
Granted	1,939,320	2.75
Vested	(296,235)	3.37
Forfeited	(1,613,286)	3.67
Outstanding — December 31, 2023	2,518,556	$4.18
The total fair market value of PSUs that vested for the years ended December 31, 2023 and 2022 was $0.7 million and $0.1 million, respectively. No PSUs vested during the year ended December 31, 2021.
The weighted-average grant-date fair value of PSUs granted for the years ended December 31, 2023, 2022, and 2021 was $2.75, $4.90, and $5.99, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company recorded $2.6 million, $4.1 million, and $1.5 million in compensation expense, respectively. At December 31, 2023, total remaining stock-based compensation expense for non-vested PSUs is $3.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The fair value of each stock option award was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2021:

Year Ended December 31,
2021
Risk-free interest rate	0.95%
Expected term (years)	6.05
Expected volatility	65%
Dividend yield	—
The fair value of each PSU award was estimated at the date of grant using a Monte Carlo simulation valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the term of the PSU. The expected term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on the three year historical stock price for the Company and the Index. The correlation is calculated based on the stock price of the Company and the Index for the three year volatility period. The following weighted-average assumptions were used in estimating the fair value of the PSUs at the date of grant:

	Year Ended December 31,
	2023	2022	2021
Expected volatility of common stock	67%	64%	64%
Expected volatility of Index	31%	30%	29%
Average correlation coefficient of the Company and the Index	0.37	0.32	0.28
Risk-free interest rate	4.59%	2.55%	0.34%
Expected term (years)	2.96	2.95	3.01
The Company recorded stock-based compensation cost relating to stock options, RSUs, and PSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$191	$185	$227
Sales and marketing	3,592	4,884	6,958
Technology and development	3,500	4,186	4,489
General and administrative	7,016	8,426	8,721
Total stock-based compensation expense	14,299	17,681	20,395
Amount capitalized to internal-use software	838	1,019	1,296
Total stock-based compensation cost	$15,137	$18,700	$21,691

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
13.    Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$(119)
State	17	(202)	262
Total current provision (benefit)	17	(202)	143
Deferred:
Federal	—	(2,046)	43
State	—	(312)	20
Total deferred provision (benefit)	—	(2,358)	63
Total income tax provision (benefit)	$17	$(2,560)	$206
The 2023 income tax expense of less than $0.1 million reflects state income taxes.

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

The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit based on the federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.3	1.8	4.4
Nondeductible expenses	(1.3)	(0.3)	3.2
Change in valuation allowance	(20.8)	(12.7)	2.4
Stock-based compensation	(6.0)	(1.3)	(8.6)
Research and development tax credits	—	—	(20.1)
Uncertain tax positions	—	0.6	(2.8)
Goodwill impairment	—	(7.0)	—
Other	3.8	—	—
Overall effective income tax rate	—%	2.1%	(0.5)%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$87,872	$80,688
Stock-based compensation	4,666	6,827
Accrued expenses	1,417	1,303
Research and development tax credits	6,558	6,558
Operating leases liabilities	3,432	5,457
Intangible assets and goodwill	3,663	2,953
Property, equipment and software	5,323	1,104
Capitalized research and development costs	9,711	8,792
Other	547	652
Gross deferred tax assets	123,189	114,334
Valuation allowance	(120,197)	(109,876)
Net deferred tax assets	2,992	4,458
Deferred tax liabilities:
Capitalized commissions	(533)	(365)
Operating lease assets	(2,459)	(4,093)
Gross deferred tax liabilities	(2,992)	(4,458)
Total net deferred tax assets (liabilities)	$—	$—

At December 31, 2023, the Company had federal and state net operating loss carryforwards of $338.5 million and $260.9 million, respectively. Of the Company’s federal net operating loss carryforwards, $248.2 million will begin to expire in 2034 and $90.3 million does not expire. The Company’s state net operating loss carryforwards began to expire in 2022. At December 31, 2023, the Company had federal and state research and development tax credit carryforwards of approximately $1.1 million and $11.2 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2040. The state tax credit carryforwards can be carried forward indefinitely. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2023, a valuation allowance of $120.2 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The change in the valuation allowance for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance, at beginning of year	$109,876	$94,117	$95,042
Increase in valuation allowance	10,321	15,759	—
Decrease in valuation allowance	—	—	(925)
Valuation allowance, at end of year	$120,197	$109,876	$94,117
The $10.3 million increase in valuation allowance is primarily related to the increase in deferred tax assets for net operating loss carryforwards and property, equipment, and software.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit, beginning of year	$4,570	$5,237	$7,640
Increase (decrease) based on tax positions in prior period	—	(1,101)	(3,504)
Increase based on tax positions in current period	—	434	1,101
Unrecognized tax benefit, end of year	$4,570	$4,570	$5,237
The December 31, 2023 balance includes $0.3 million, that, if recognized would affect the effective income tax rate. The December 31, 2023, 2022, and 2021 balances include tax benefits of $3.4 million, $3.4 million, and $3.3 million, respectively, which if recognized, would be in the form of net operating loss or tax credit carryforwards and expected to require a full valuation allowance based on present circumstances. These amounts are net of offsetting benefits from other tax jurisdictions.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2023, no interest and penalties related to uncertain tax positions have been accrued.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service and various state taxing authorities. The Company is not currently under Internal Revenue Service or state tax examination.
14.    Net Loss Per Share
Basic earnings per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, net of the weighted average unvested restricted stock subject to repurchase by the Company, if any, during the period. Diluted earnings per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, restricted stock units and stock warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because the Company reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock is antidilutive for those periods.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(49,766)	$(118,685)	$(38,329)
Loss from continuing operations	$(49,766)	$(118,685)	$(38,369)
Income from discontinuing operations, net of taxes	$—	$—	$40

Weighted-average common shares outstanding, basic and diluted	89,766	91,452	97,352
Loss per share, basic and diluted
Continuing operations	$(0.55)	$(1.30)	$(0.39)
Discontinued operations	$—	$—	$—

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Options to purchase common stock	2,241	5,114	6,078
Unvested restricted stock units	5,764	7,519	6,444
Unvested performance stock units	2,519	2,489	1,092
Total shares excluded from net loss per share attributable to common stockholders	10,524	15,122	13,614

15.    Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.4 million, $1.8 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

16.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade and no longer considers Accu-Trade a related party after the sale. See Note 2 to our consolidated financial statements included herein for further details. The Company had amounts due to Accu-Trade of $1.1 million at December 31, 2021. The Company recognized contra-revenue of $0.1 million and $1.0 million and cost of revenue of $1.1 million and $5.4 million during the years ended December 31, 2022 and 2021, respectively, related to a software and data licensing agreement entered into with Accu-Trade. There was no related party activity during the year ended December 31, 2023.

17.    Subsequent Events
Share Repurchase Program
On February 20, 2024, the Company announced that its board of directors had increased the amount of funds available to repurchase shares of the Company's common stock under its previously-announced share repurchase program to $100 million. Prior to the increase, the repurchase plan had a remaining authorization of $45.8 million. The board of directors also extended the expiration date of the program from September 30, 2024 to December 31, 2026.