Form 10-Q
period 2024-03-31
TrueCar, Inc.
filed 2024-05-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36449

TRUECAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3807511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
225 Santa Monica Blvd, 12th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 1, 2024, 91,668,140 shares of the registrant’s common stock were outstanding.

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
•our ability to stay abreast of, and in compliance with, new or modified laws and regulations that currently apply or may become applicable to our business, including newly-enacted and rapidly-changing privacy, data protection and net neutrality laws and regulations and changes in applicable tax laws and regulations;
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
•A significant reduction in units attributable to our affinity partners, such as the decrease in our unit volume following the termination of our partnership with USAA Federal Savings Bank in 2020, would reduce our revenue and harm our operating results.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $1,855 at March 31, 2024 and December 31, 2023)	$133,687	$136,964
Accounts receivable, net of allowances of $965 and $1,118 at March 31, 2024 and December 31, 2023, respectively	15,106	18,264
Prepaid expenses	4,850	6,067
Other current assets	1,703	1,787
Total current assets	155,346	163,082
Property and equipment, net	17,912	18,880
Operating lease right-of-use assets	9,541	10,132
Intangible assets, net	6,773	8,375
Other assets	3,957	3,851
Total assets	$193,529	$204,320
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,174	$6,875
Accrued employee expenses	2,705	6,667
Operating lease liabilities, current	3,164	3,240
Accrued expenses and other current liabilities	11,738	12,196
Total current liabilities	26,781	28,978
Operating lease liabilities, net of current portion	10,368	11,169
Other liabilities	347	3,958
Total liabilities	37,496	44,105
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 91,573,738 and 91,091,541 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	724,170	722,504
Accumulated deficit	(568,146)	(562,298)
Total stockholders’ equity	156,033	160,215
Total liabilities and stockholders’ equity	$193,529	$204,320

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$41,052	$36,980
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,261	3,846
Sales and marketing	22,082	26,766
Technology and development	8,123	12,498
General and administrative	9,486	10,846
Depreciation and amortization	4,585	4,191
Total costs and operating expenses	48,537	58,147
Loss from operations	(7,485)	(21,167)
Interest income	1,644	1,608
Loss before income taxes	(5,841)	(19,559)
Provision for income taxes	7	6
Net loss	$(5,848)	$(19,565)

Net loss per share, basic and diluted	$(0.06)	$(0.22)
Weighted average common shares outstanding, basic and diluted	91,234	88,647
Other comprehensive loss:
Comprehensive loss	$(5,848)	$(19,565)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033

	Three Months Ended March 31, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,848)	$(19,565)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,585	4,191
Bad debt expense and other reserves	217	96
Stock-based compensation	2,632	4,708
Increase in the fair value of contingent consideration liability	92	591
Amortization of lease right-of-use assets	591	909
Impairment of right-of-use assets	—	351
Other noncash expense	383	194
Changes in operating assets and liabilities:
Accounts receivable	2,941	(430)
Prepaid expenses and other assets	1,101	1,364
Accounts payable	2,309	560
Accrued employee expenses	(3,483)	(2,749)
Operating lease liabilities	(877)	(1,209)
Accrued expenses and other current liabilities	(2,594)	(1,160)
Other liabilities	—	48
Net cash provided by (used in) operating activities	2,049	(12,101)
Cash flows from investing activities
Purchase of property and equipment	(2,560)	(3,855)
Net cash used in investing activities	(2,560)	(3,855)
Cash flows from financing activities
Payment of contingent consideration liability	(1,610)	(1,908)
Proceeds from exercise of common stock options	—	64
Taxes paid related to net share settlement of equity awards	(1,156)	(1,070)
Net cash used in financing activities	(2,766)	(2,914)
Net decrease in cash, cash equivalents and restricted cash	(3,277)	(18,870)
Cash, cash equivalents and restricted cash at beginning of period	136,964	175,518
Cash, cash equivalents and restricted cash at end of period	$133,687	$156,648

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$190	$222
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	374	708

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-1 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on February 22, 2024.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the recoverability and related impairment of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, measurement of right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values related to right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2024 through March 31, 2024, the Company’s chief operating decision maker (the “CODM”) was comprised solely of the President and Chief Executive Officer (“CEO”) who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 9). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. At March 31, 2024 and December 31, 2023, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended March 31,
	2024	2023
Allowances, at beginning of period	$1,118	$1,073
Charged as a reduction of revenue	430	704
Charged to bad debt expense in general and administrative expenses	217	96
Write-offs, net of recoveries	(800)	(782)
Allowances, at end of period	$965	$1,091
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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 5) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent consideration liability as of March 31, 2024.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 by level within the fair value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$124,255	$—	$—	$124,255	$119,735	$—	$—	$119,735
Total assets	$124,255	$—	$—	$124,255	$119,735	$—	$—	$119,735

	At March 31, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$3,684	$3,684	$—	$—	$1,981	$1,981
Contingent consideration, non-current	$—	$—	$—	$—	$—	$—	$3,611	$3,611
Total liabilities	$—	$—	$3,684	$3,684	$—	$—	$5,592	$5,592

Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$5,592	$6,661
Cash payments	(2,000)	(2,000)
Changes in fair value	92	591
Fair value, end of period	$3,684	$5,252

4.    Property and Equipment, net
Property and equipment consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment and internally developed software	$89,710	$87,830
Furniture and fixtures	1,527	1,527
Leasehold improvements	8,694	8,694
	99,931	98,051
Less: Accumulated depreciation	(82,019)	(79,171)
Total property and equipment, net	$17,912	$18,880
Included in the table above are property and equipment of $0.6 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $3.0 million for the three months ended March 31, 2024 and 2023.
Amortization of internal use capitalized software development costs was $2.8 million for the three months ended March 31, 2024 and 2023.
5.    Commitments and Contingencies
Reorganization
In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.2 million during the year ended December 31, 2023 in connection with the Restructuring Plan. The Company did not record any restructuring costs in the first quarter of 2024 related to the Restructuring Plan and does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the Restructuring Plan costs liability for the three months ended March 31, 2024 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2023	$951
Expense	—
Cash Payments	(795)
Accrual at March 31, 2024	$156
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
6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2023	2,240,898	$10.65	3.1
Granted	—	—
Exercised	—	—
Forfeited/expired	(299,093)	11.56
Outstanding at March 31, 2024	1,941,805	$10.51	3.1
At March 31, 2024, total remaining stock-based compensation expense for unvested stock option awards was $0.2 million, which is expected to be recognized over a weighted-average period of 1.0 year. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for stock option awards of $0.1 million and $0.3 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2023	5,763,510	$2.94
Granted	2,749,085	3.54
Vested	(454,020)	3.46
Forfeited	(423,586)	3.28
Non-vested — March 31, 2024	7,634,989	$3.11

At March 31, 2024, total remaining stock-based compensation expense for non-vested restricted stock units was $21.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. For the three months ended March 31, 2024 and 2023, the Company recorded $1.8 million and $3.2 million in stock-based compensation expense for restricted stock units, respectively.
Performance Stock Units
Activity in connection with performance stock units is as follows for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2023	2,518,556	$4.18
Granted	1,231,577	4.39
Vested	(364,837)	5.99
Forfeited	(131,555)	5.25
Outstanding — March 31, 2024	3,253,741	$4.01
At March 31, 2024, total remaining stock-based compensation expense for non-vested performance stock units was $7.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. For the three months ended March 31, 2024 and 2023, the Company recorded $0.7 million and $1.2 million in stock-based compensation expense for performance stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$52	$50
Sales and marketing	399	1,895
Technology and development	496	1,017
General and administrative	1,685	1,746
Total stock-based compensation expense	2,632	4,708
Amount capitalized to internal software use	190	222
Total stock-based compensation cost	$2,822	$4,930

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

The Company recorded income tax expense of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s provision for income taxes for the three months ended March 31, 2024 and 2023 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2024, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (the “IRS”) and various state taxing authorities. The Company is not currently under IRS or state tax examination.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,848)	$(19,565)
Weighted average common shares outstanding, basic and diluted	91,234	88,647
Net loss per share, basic and diluted	$(0.06)	$(0.22)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Options to purchase common stock	1,942	4,550
Unvested restricted stock units	7,635	10,163
Unvested performance stock units	3,254	3,632
Total shares excluded from net loss per share	12,831	18,345
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Program had a remaining authorization of $45.8 million and the Company’s board of directors increased the authorization of the Program by $54.2 million, bringing the total remaining authorization to $100 million, as well as extended the expiration of the program until December 31, 2026. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the three months ended March 31, 2024 nor the three months ended March 31, 2023. As of March 31, 2024, the Company had a remaining authorization of $100 million for future share repurchases.

9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Dealer revenue	$36,046	$35,831
OEM incentives revenue	4,864	1,039
Other revenue	142	110
Total revenues	$41,052	$36,980
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2023 were transferred to accounts receivable during the three months ended March 31, 2024 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $0.9 million was recorded as of March 31, 2024 and December 31, 2023, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.
10.    Subsequent Events
Lease Termination
On April 10, 2024, the Company notified Mani Brothers Portofino Plaza (DE), LLC, a Delaware limited liability company (the “Landlord”) that the Company was terminating its office building lease (the “Lease”) located at 1401 Ocean Avenue, Santa Monica, California (the “Premises”), effective immediately, due to the Landlord’s breach of the Lease and related conduct by the Landlord. Also on April 10, 2024, the Company filed a lawsuit in Los Angeles Superior Court, seeking a declaratory judgment that its termination of the Lease was justified under applicable California law, along with certain other relief. A letter of credit with a principal amount of $1,750,000 (the “Letter of Credit”) secures the Company’s obligations under the Lease. As described in Note 2, the full principal amount of the Letter of Credit is collateralized by restricted cash. On April 18, 2024, the Landlord notified each of the Company and the bank that issued the Letter of Credit that the Landlord was drawing down the full amount available under the Letter of Credit. The Company vacated and returned possession of the Premises on April 30, 2024.
As of March 31, 2024, the right of use asset and lease liability associated with the Lease amounted to $6.9 million and $8.7 million, respectively. Prior to termination, the remaining payments under the lease as of March 31, 2024, was $10.3 million.

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
During the three months ended March 31, 2024, we generated revenues of $41.1 million and recorded a loss of $5.8 million. During the three months ended March 31, 2023, we generated revenues of $37.0 million and recorded a loss of $19.6 million.

Market Environment
The larger macroeconomic environment has resulted and will continue to result in significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, have affected our business, operations and financial results as reflected in the decline in revenues experienced in previous quarters. While our revenues increased in the three months ended March 31, 2024, we may not sustain such increases and may experience negative effects on our results of operations, financial condition and cash flows in the future due to numerous uncertainties. OEMs have been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates, which along with the expectation that interest rates will remain high for the foreseeable future will continue to impact the U.S. economy. Domestically, consumers are concerned about inflation and although employment remains strong, a possible recession stemming from tighter monetary policy is also negatively weighing on consumer sentiment and spending. The resumption of student loan payments in the second half of 2023 and higher interest rates could also reduce consumer demand. Dealers may also respond to higher interest rates by reducing the amount of inventory purchased due to higher financing costs. Inventory shortages along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, inflation and interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2024	2023
Average Monthly Unique Visitors	7,725,630	8,667,079
Units (1)	78,903	76,458
Monetization	$518	$482
Franchise Dealer Count	8,205	7,961
Independent Dealer Count	3,183	3,871

(1)We issued full credits of the amount originally invoiced with respect to 953 and 1,215 units during the three months ended March 31, 2024 and 2023, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 10.9% to approximately 7.7 million in the three months ended March 31, 2024 from approximately 8.7 million in the same period of 2023 primarily due to more efficient marketing spend.
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
On occasion, we issue credits to our TrueCar Certified Dealers with respect to units sold. However, we do not adjust our unit metric for these credits as we believe that in most cases a vehicle has in fact been purchased through our platform given the high degree of accuracy of our sales matching process. Credits are most frequently issued to a dealer that claims that it had a pre-existing relationship with a purchaser of a vehicle, and we determine whether we will issue a credit based on a number of factors, including the facts and circumstances related to the dealer claim and the level of claim activity at the dealership. In most cases, we issue credits in order to maintain strong business relations with the dealer and not because we have made an erroneous sales match or billing error. The decrease in the number of full credits issued during the period is primarily due to a shift toward subscription-based billing, which resulted in a decrease in dealers billed on a pay-per-sale model.
The number of units increased 3.2% to 78,903 units in the three months ended March 31, 2024 from 76,458 units in the three months ended March 31, 2023. The unit increase is primarily due to improvements in prospect conversion and close rates.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased to $518 for the three months ended March 31, 2024 as compared to $482 for the three months ended March 31, 2023. The increase is primarily due to higher OEM incentive revenue.
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
Our franchise dealer count was 8,205 at March 31, 2024, an increase from 7,961 at March 31, 2023, and a slight decrease from 8,232 at December 31, 2023. The increase in franchise dealer count year over year is primarily due to the increase in new vehicle inventory, resulting in franchise dealers beginning to increase their spending on marketing.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,183 at March 31, 2024, a decrease from 3,871 at March 31, 2023, and a decrease from 3,268 at December 31, 2023. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration liability, impairment of right-of-use (“ROU”) assets, restructuring charges, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect impairment charges on our ROU assets associated with subleasing;
•Adjusted EBITDA does not reflect changes in the fair value of our contingent consideration liability;
•Adjusted EBITDA does not reflect the charges associated with a realignment of the Company’s leadership structure;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(5,848)	$(19,565)
Non-GAAP adjustments:
Interest income	(1,644)	(1,608)
Depreciation and amortization	4,585	4,191
Stock-based compensation	2,632	4,708
Restructuring charges (1)	1,112	—
Change in fair value of contingent consideration liability	92	591
Impairment of right-of-use (“ROU”) assets (2)	—	351
Provision for income taxes	7	6
Adjusted EBITDA	$936	$(11,326)

(1)The excluded amounts represent charges associated with the realignment of the Company’s leadership structure beginning in the third quarter of 2023. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(2)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
 General and Administrative. General and administrative expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, impairment of ROU assets, and facilities costs.
 Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs and leasehold improvements.
 Interest Income. Interest income consists of interest earned on our cash, cash equivalents and restricted cash.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2024 and December 31, 2023, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the three months ended March 31, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$41,052	$36,980
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	4,261	3,846
Sales and marketing	22,082	26,766
Technology and development	8,123	12,498
General and administrative	9,486	10,846
Depreciation and amortization	4,585	4,191
Total costs and operating expenses	48,537	58,147
Loss from operations	(7,485)	(21,167)
Interest income	1,644	1,608
Loss before income taxes	(5,841)	(19,559)
Provision for income taxes	7	6
Net loss	$(5,848)	$(19,565)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$936	$(11,326)

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Dealer revenue	$36,046	$35,831
OEM incentives revenue	4,864	1,039
Other revenue	142	110
Total revenues	$41,052	$36,980

Three months ended March 31, 2024 compared to three months ended March 31, 2023. The increase in our total revenues of $4.1 million, or 11.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was mainly due to an increase in OEM incentives revenue driven by the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 87.8%, 11.9%, and 0.3%, respectively, of revenues for the three months ended March 31, 2024 as compared to 96.9%, 2.8%, and 0.3%, respectively, for the same period in 2023.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2024	2023
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$4,261	$3,846
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	10.4%	10.4%
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Cost of revenue was relatively flat as a percentage of revenue, increasing $0.4 million, or 10.8%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$22,082	$26,766
Sales and marketing expenses as a percentage of revenues	53.8%	72.4%
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Sales and marketing expenses decreased $4.7 million, or 17.5%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease primarily reflects a $4.0 million decrease in recurring employee-related expenses and a $0.7 million decrease in branded media spend. The decrease is partially offset by $0.3 million in charges associated with a realignment of the Company’s leadership structure. We expect branded media spend to continue to fluctuate as changes in the overall market environment impacts conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support TrueCar+ and other initiatives.

Technology and Development Expenses

	Three Months Ended March 31,

	2024	2023
	(dollars in thousands)
Technology and development expenses	$8,123	$12,498
Technology and development expenses as a percentage of revenues	19.8%	33.8%
Capitalized software costs	$2,233	$3,475
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Technology and development expenses decreased $4.4 million, or 35.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a $3.6 million decrease in recurring employee-related expenses, a $0.3 million decrease in professional service fees, and a $0.3 million decrease in hosting costs. The decrease was partially offset by a $0.5 million increase in charges associated with a realignment of the Company’s leadership structure.
Capitalized software costs decreased by $1.2 million, primarily due to a $0.9 million decrease in internal capitalized software costs and a $0.3 million decrease in third-party software costs.
General and Administrative Expenses

	Three Months Ended March 31,

	2024	2023
	(dollars in thousands)
General and administrative expenses	$9,486	$10,846
General and administrative expenses as a percentage of revenues	23.1%	29.3%
Three months ended March 31, 2024 compared to three months ended March 31, 2023. General and administrative expenses decreased $1.4 million, or 12.5%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease primarily reflects a $0.5 million decrease in recurring employee-related expenses, $0.5 million decrease in the fair value adjustment of the contingent consideration liability related to the Digital Motors acquisition, and a $0.4 million decrease in lease exit costs. The decrease was partially offset by $0.3 million in charges associated with a realignment of the Company’s leadership structure.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Depreciation and amortization expenses	$4,585	$4,191
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Depreciation and amortization expenses increased $0.4 million, or 9.4%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Provision for Income Taxes

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Provision for income taxes	$7	$6
For the three months ended March 31, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At March 31, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $133.7 million.
We have incurred cumulative losses of $568.1 million from our operations through March 31, 2024, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the expiration of the Program until September 30, 2024. In the first quarter of 2024, the Program had a remaining authorization of $45.8 million and our board of directors increased the authorization of the Program by approximately $54.2 million, bringing the remaining authorization to $100 million. At such time our board of directors also extended the expiration of the Program until December 31, 2026. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the three months ended March 31, 2024. As of March 31, 2024, the Company had a remaining authorization of $100.0 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Three Months Ended March 31,
	2024	2023
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$2,049	$(12,101)
Net cash used in investing activities	(2,560)	(3,855)
Net cash used in financing activities	(2,766)	(2,914)
Net decrease in cash, cash equivalents and restricted cash	$(3,277)	$(18,870)
Operating Activities
Our net loss and cash flows provided by operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly different than cash provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities for the three months ended March 31, 2024 was $2.0 million. This was primarily due to our net loss of $5.8 million, adjusted for non-cash items such as, depreciation and amortization expense of $4.6 million, stock-based compensation expense of $2.6 million, amortization of lease right-of-use assets of $0.6 million, other non-cash expenses of $0.4 million, and bad debt expense of $0.2 million. Net cash provided by operations also reflected a decrease of $0.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $3.5 million, a decrease in accrued expenses and other current liabilities of $2.6 million, and a decrease in operating lease liabilities of $0.9 million. These were offset by a decrease in accounts receivable of $2.9 million, an increase in accounts payable of $2.3 million, and a decrease in prepaid expenses and other assets of $1.1 million.
Cash used in operating activities for the three months ended March 31, 2023 was $12.1 million. This was primarily due to our net loss of $19.6 million, adjusted for non-cash items such as, stock-based compensation expense of $4.7 million, depreciation and amortization expense of $4.2 million, amortization of lease right-of-use assets of $0.9 million, and impairment of right-of-use asset of $0.4 million. Net cash used in operations also reflected a decrease of $3.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $2.7 million, a decrease in operating lease liabilities of $1.2 million, a decrease in accrued expenses and other current liabilities of $1.2 million, and an increase in accounts receivable of $0.4 million. These were offset by a decrease in prepaid expenses and other assets of $1.4 million and an increase in accounts payable of $0.6 million.
Investing Activities
Cash used in investing activities of $2.6 million for the three months ended March 31, 2024 consists primarily of investments in software and computer hardware.
Cash used in investing activities of $3.9 million for the three months ended March 31, 2023 consisted primarily of investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $2.8 million for the three months ended March 31, 2024 represented a payment of $1.6 million for the second tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $1.2 million for the net share settlement of certain equity awards.
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
Contractual Obligations and Known Future Cash Requirements
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements can be found in Note 4 and Note 10 in our Annual Report on Form 10-K, filed with the SEC on February 22, 2024. There have been no material changes in our contractual obligations and known future cash requirements since December 31, 2023.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K describes the critical accounting policies and estimates used in the preparation of the condensed consolidated financial statements. Since December 31, 2023, there have been no material changes in our accounting policies that are impacted by judgements, assumptions and estimates.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $133.7 million at March 31, 2024, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash, cash equivalents and restricted cash balance as of March 31, 2024 would result in a decrease in annual interest income of approximately $0.3 million.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. In 2020, the automotive industry experienced a decline in inventory supply disruptions caused by the coronavirus pandemic. Despite improvements in inventory levels beginning in the latter half of 2022 and continuing throughout 2023 and 2024, with inventory supply in the first quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. We cannot guarantee that inventory supply will fully return to historic levels. These recent low inventory levels are attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips, fewer trade-ins from diminished vehicle sales, lease extensions on vehicles that would otherwise have been returned to dealerships, the closure of or restrictions on the operations of wholesale auctions during the coronavirus pandemic, and increases in the costs that dealers incur when purchasing inventory as a result of macroeconomic factors such as rising interest rates and inflation. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had negative effects on our business, which may persist even as inventory shortages subside. These effects include, but are not limited to: a reduction in dealers’ willingness to participate in our network and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending and a limitation on the effectiveness of our advertising; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with the experience we provide due to unusually high vehicle sale prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be fully resolved or the impacts of such issues on our business will subside. Unless such issues are resolved and our business is able to recover from the ensuing adverse effects, there will likely be continued adverse impacts on our business, results of operations and prospects.
Labor disputes, strikes or similar activities, whether impacting automobile manufacturers or their major suppliers, may have an adverse impact on our business if such disruptions result in reduced automobile inventory supply, an increase in the prices of automobiles or otherwise reduce the demand for new automobiles. We cannot predict the impacts of any future labor activity on inventory levels, consumer sentiment or the larger automotive ecosystem, and any such impacts may negatively affect our business and results.
In addition, our business may be negatively affected by challenges faced by the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings and other alternative business models, automotive tariffs, natural disasters, pandemics and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Decreases in the quality or quantity of the leads we provide to dealers adversely affect our business and revenue by, among other things, decreasing our unit volume and causing some dealers on our network to lose faith in our value proposition and choose to leave our network or insist on lower subscription rates.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. When our lead quality or quantity declines, for example, in response to macroeconomic factors such as interest rates, inventory shortages or inflation, our unit volume declines, which results in both lower revenues from pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers, including dealers on subscription billing arrangements. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which makes it more likely that they choose to leave our network or insist on lower subscription rates.
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, as measured by the rate at which our leads convert into buyers, and we observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we continue to experience a material decline in lead quality. We believe that the lead quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.” We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.
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
While we envision providing an end-to-end consumer car-buying experience through our TrueCar+ offering that allows consumers to complete all steps of the car buying process, including: shopping for and selecting a car; applying for and receiving financing; exchanging a trade in vehicle; viewing all costs, taxes and fees associated with a new vehicle; and executing a retail installment contract for the vehicle, all from the TrueCar+ platform, there are a number of technical factors that may make this offering difficult or impossible to develop. For example, such an offering would likely only be effective if integrated into the software platforms already commonly used by dealers, a process which would require the third-party developers of such software platforms to cooperate with our own product development efforts, and such developers may view our offerings as competitive with their own or may not otherwise be incentivized to provide such cooperation. Further, providing consumers accurate and detailed pricing about a potential vehicle purchase requires developing sophisticated systems that properly account for factors such as rebates, financing terms and state and local taxes. Allowing for purchase documentation to be executed remotely or online also requires additional integration into existing dealer software and may be subject to differing legal requirements or restrictions depending on the jurisdiction. Creating an online car purchasing offering that is effective and attractive to both dealers and consumers requires overcoming these and other challenges. If we are unable to do so, the viability of our TrueCar+ product may be substantially impacted and our business, results of operations and prospects may suffer as a consequence. Further, we have previously stated that we expect to enable the first online purchase of a car through our TrueCar+ platform in the first half of 2024, but if we fall short of this projection, dealer and consumer confidence in our ability to deliver an end-to-end consumer experience through TrueCar+ may be negatively impacted and our business may be adversely affected. For more information about the risks associated with guidance related to our product development and other aspects of our business, see the risk factor entitled “We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.”
We have also made recent changes to our products, including in anticipation of the rollout of TrueCar+, that may impact how such products are viewed by our dealers and consumers. For example, we historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade but this relationship ceased in May 2023. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TCWS, instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreased the value of our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TCWS at the same scale as the Accu-Trade product. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected. The business model of TCWS also introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor entitled “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory. If TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.
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
Our TrueCar+ offering was structured as a pilot program in the initial stages of its rollout and dealers were able to access the offering for free during that period. At the beginning of 2023, we began monetizing a pilot an earlier version of our TrueCar+ offering which resulted in some dealers choosing to end their access to the offering and could result in decreased rates of participation in future versions of the offering. If we are unsuccessful in rolling out the paid TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected. Our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. Certain key aspects of this process, such as the ability to complete transaction documents online, will require additional technological development and, in certain cases, will necessitate cooperation from current and potential commercial partners. Certain other third parties whose cooperation would otherwise be beneficial to the establishment and widespread adoption of TrueCar+, including dealers and manufacturers, may perceive our efforts to establish an end-to-end consumer car-buying experience as competitive with existing business models and may wish to hinder the development or adoption of TrueCar+. We cannot guarantee that we or any of our commercial counterparts will be successful in developing the technologies necessary to establishing an end-to-end car buying experience, or that we will be able to reach the agreements with such commercial counterparts necessary for the development of these technologies or their implementation to be successful. If we are unable to do so, our business and prospects may be adversely impacted.
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
First, we work to develop, introduce and improve, new products for dealers, including our TrueCar+ offering, to increase revenue and drive dealer adoption of our offerings. As discussed further above under, “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” if we fail to provide enticing new products, we may not be able to attract new dealers or maintain the current dealers in our network.
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
Third, because an increasing majority of our unit volume from our dealers is subject to subscription billing arrangements, with the remainder being subject to pay-per-sale billing arrangements, our ability to properly manage dealer subscription rates is critical to maintaining and increasing our dealer revenues. As we expect the number of TrueCar Certified

Dealers on subscription billing arrangements to continue to increase relative to those on a pay-per-sale billing model, the growth of our business will be even more dependent on our ability to manage dealer subscription rates.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Beginning in early 2020, we experienced the loss of a significant number of both franchise and independent car dealers in our network, including as a result of the coronavirus pandemic, inventory shortages and the termination of our affinity partnership with USAA. Although the number of franchise dealers in our network increased in 2023, we continued to lose franchise dealers due to certain independent dealers being acquired in industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility. As a result, we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. If we continue to experience a protracted decline, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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

The loss of a critical mass of dealers, either nationally or in any given geographic area, could deprive us of the data we need to provide certain of our key features, our inventory supply and certain key elements of our platform’s consumer-facing functionality, any of which would negatively affect our business.
We depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our platform to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas. Although we introduced distance retailing in 2022 to allow consumers to choose from an expanded selection of inventory beyond their immediate geographic location, a majority of TrueCar consumers who ultimately purchase vehicles after being introduced to dealers through our platform do so from dealers in their immediate geographic region.
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
Starting in 2023, we began to observe decreases in the number of independent dealers on our platform, primarily due to independent dealers being acquired in recent industry consolidations or going out of business. Manufacturers that own multiple automotive brands may also incentivize franchise dealers to move away from certain brands in order to prioritize others, such as Jaguar Land Rover’s announcement in 2023 that it would incentivize franchise dealers to close Jaguar dealerships in order to focus on Land Rover dealerships. While we do not believe that we have to date lost a critical mass of dealers in any particular geographic area, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to some of our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.
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
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009, and in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips, dropped consistently for three years from 17.0 million in 2019 to 13.8 million in 2022 before increasing to 15.5 million in 2023 according, in each case, to the Bureau of Economic Analysis.
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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022 and 2023 as well as any additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues,” or other factors may also increase the amount of time that consumers wait between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.
Similarly, inflation may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation. During the twelve months ended June 30, 2022, consumer prices increased 9.1% according to the Department of Labor. While increases in the rate of inflation have slowed since summer 2022, rates of inflation have remained consistently elevated compared to the years leading up to the coronavirus pandemic, and we cannot predict the extent prices will continue to rise, or the long-term effects these conditions may have on consumer behavior.
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected by the long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for workers to commute is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-

held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the three months ended March 31, 2024, we derived approximately 11.9% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2023, the corresponding figure was approximately 9.4%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Certain manufacturers who participated in our programs in the past suspended their participation due to the low inventory levels during this time, and we cannot guarantee that all such manufactures will return to our program even as inventory issues subside. Attracting manufacturers to our program also requires us to present a compelling value proposition in order for such manufacturers to rationalize allocating marketing spend to our platform compared to other channels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
A significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners, such as the decrease in our unit volume following our termination of our partnership with USAA in 2020, would reduce our revenue and harm our operating results.
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
For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year, were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year, were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, including by increasing our unit volume through other sources, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2024, our franchise dealer count was 8,205.
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
Similarly, if dealers come to view our products and services in a negative light, in particular the products and services associated with TrueCar+ which we are currently rolling out to dealers, our dealer network could be adversely affected.
In addition, although the automobile dealership industry is fragmented, a small number of groups have significant influence over the industry, including state and national dealership associations, state regulators, car manufacturers, consumer groups, individual dealers and consolidated dealer groups. If any of these groups believe that automobile dealerships should not do business with us, this belief could become quickly and widely shared by automobile dealerships, and we could lose a significant number of dealers in our network. For example, in 2015, the California New Car Dealers Association, or CNCDA, filed a lawsuit alleging that we were operating in the State of California as an unlicensed automobile dealer and auto broker. Although this litigation was ultimately settled, we cannot assure you that similar litigation will not be brought against us in the future. A significant number of automobile dealerships are also members of larger dealer groups, and if a group decides to leave our network, that decision would typically apply to all dealerships within the group.

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which would adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers. As discussed in greater detail in the risk factor entitled “A significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners, such as the decrease in our unit volume following our termination of our partnership with USAA in 2020, would reduce our revenue and harm our operating results.,” a majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have historically faced significant competition in hiring and retaining them during competitive labor markets. Moreover, we have conducted reductions in force and may undergo further reductions as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Reductions in our workforce could adversely affect employee morale, retention, recruiting efforts and result in the incurrence of severance-related costs, as described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.” We are also limited in our ability to recruit internationally by immigration and other laws.
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
Additionally, we are not currently able to monetize transactions in which a manufacturer sells a new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla and some other electric car manufacturers do in certain states. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Some manufacturers have also established “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands, our business, growth, operating results, financial condition and prospects could be adversely affected.

Our ability to enhance our current product offerings, or grow complementary product offerings, may be limited, which could negatively impact our growth rate, revenues and financial performance.
As we introduce new offerings or enhance existing products and services on our platform, for example, in connection with our rollout of TrueCar+ or our efforts to create product experiences that are tailored to different consumer and dealer cohorts, we may incur losses or otherwise fail to introduce these products or product enhancements successfully. Our attempts to do so may also place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on these investments are not achieved for several years, if at all.
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
We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. As discussed elsewhere in this “Risk Factors” section, our current focus on TrueCar+ has required time and resources that could have been allocated to other aspects of our business.
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
For example, in the circumstances in which we employ a pay-per-sale billing model, we use automobile purchase data to match purchases from TrueCar Certified Dealers so that we may collect transaction fees from those dealers and recognize revenue from the related transactions. We also use that data to demonstrate to TrueCar Certified Dealers on a subscription billing model the value we provide to support maintaining or increasing our subscription rates and for otherwise tracking our units and collecting other relevant business information.
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
We depend in part on internet search engines such as Google and Bing to drive traffic to our website, both through organic search results and the purchase of automotive and shopping-related keywords and phrases. For example, when a user types an automotive-related term into an internet search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or internet search engines could revise their methodologies in a way that adversely affects our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, as Google and other search engine operators have done from time to time, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our user base could slow, our user base could decline or we could attract a less in-market user base. internet search engine providers could provide automobile dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future.
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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing, communications and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of digital and online media, sponsorship programs, television marketing campaigns and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor entitled “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $99.1 million and $104.5 million on sales and marketing during the years ended 2023 and 2022, respectively.
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
In 2023, the FTC announced a rule that set forth new requirements with respect to the sale, financing and leasing of new and used vehicles by dealers as well as the advertising of such vehicles by dealers. The implementation of the rule, referred to as the Combating Auto Retail Scams Trade Regulation Rule, or CARS Rule, has been postponed indefinitely pending resolution of a legal challenge. However, if the CARS Rule goes into effect and the FTC takes the position that any aspect of our business does not comply with relevant regulatory requirements of the CARS Rule, we could be required to pay significant damages, settlements and civil penalties, or we could be required to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.
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
Further, in March 2024, the SEC approved rules requiring increased climate change-related disclosure in certain public company SEC filings and, in October 2023, California’s governor signed two bills into law that would require companies operating in California to provide certain detailed climate-related disclosures as early as 2026. The SEC rules have been stayed pending resolution of multiple lawsuits, and the California rules are also facing legal scrutiny. However, if one or more of the SEC and California climate disclosure rules survive their legal challenges, we may face increased reporting obligations that divert management attention or require us to spend significant resources.

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
We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including product innovations, the content and functionality of the websites and mobile applications that we operate, our advertising practices and content, our use and storage of data, our use of intellectual property, M&A transactions and business transactions or other business relationships, such as those with our users, participating dealers, affinity partners, OEM partners, licensors, licensees, landlords, tenants and employees. Additionally, as a public company, we face the risk of stockholder lawsuits, particularly if we experience declines in the price of our common stock. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Examples of litigation to which we are, and have been, subject include:
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
Further, in April 2023 we initiated a lawsuit in Los Angeles Superior Court against the landlord of our former principal executive offices in Santa Monica. The lawsuit, which we filed in connection with providing the landlord with a termination notice with respect to the lease agreement pursuant to which we leased such offices, sought declaratory judgment that our termination was justified under applicable California law, along with certain other relief. If this matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing costs of litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
For example, the total consideration of $135 million payable in connection with the divestiture of ALG in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but on April 17, 2023, ALG provided us with notice that it failed to achieve the 2022 revenue metrics required for us to be entitled to any of the $15 million contingent consideration. Although we disputed the basis of this notice pursuant to the dispute resolution process provided for in the ALG purchase agreement, we were ultimately rewarded less than 1% of the $15 million contingent consideration. If we enter into future transactions in which any amount of consideration is payable contingent upon factors beyond our control, we will be unable to guarantee that such payments will be received.
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. However, we cannot guarantee that we will be able to successfully realize value commensurate with our investment through integrating technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition, or result in a meaningful return on our investment. For example, in June 2023, in order to preserve flexibility in how we employed the assets obtained in the Digital Motors acquisition, we entered into an agreement with the former shareholders of Digital Motors to waive certain product development and revenue milestones that the Digital Motors business would have otherwise been required to achieve to be entitled to certain contingent consideration under our acquisition agreement.
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
In addition, some of our third-party partners, including developers, affinity group marketing partners and OEM partners, may receive or store information that we or our users provide. For example, in early 2024, we began utilizing an artificial intelligence tool provided by a third-party vendor designed to assist our employees search large amounts of our internal data in order to answer questions about such data. While this vendor has provided us with certain assurances related to its security practices and related contractual protections, we cannot guarantee that the security practices of this vendor or any other third-party with access to our data are sufficient to protect our data or that we would be able to recover from any such third-party if our data was improperly managed or accessed and we experienced a related loss. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. Such incidents or our efforts to remediate those incidents could have a material and adverse effect on our business, reputation or financial results.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality

Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. Multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. In April 2024, the FCC voted to reinstate the Federal Net Neutrality Regulations, but some commentators predict that the reinstated Federal Net Neutrality Regulations will be stuck down by the Supreme Court or overturned by Congress. This area of the law remains uncertain, and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 30.3% in 2022 to $161.5 million and by an additional 1.7% in 2023 to $158.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that has affected our business since 2021 and other risks described in this “Risk Factors” section, our revenue in the future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $568.1 million at March 31, 2024. During the three months ended March 31, 2024, we had a net loss of $5.8 million. In the past we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
Our number of unique visitors, revenue trends and operating results reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due to the overall growth of our business, and in more recent years the effects of seasonality on our results have been outweighed by disruptions to our business, such as the termination of our partnership with USAA, the coronavirus pandemic and the automobile inventory shortage. However, we expect that our future revenues may be affected more by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened inflation, recession, severe weather or other significant events outside of our control.
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
We currently hold the “TrueCar.com” and “True.com” Internet domain names as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name “TrueCar.”
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
At March 31, 2024, we had intangible assets of $6.8 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.
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

Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of March 31, 2024, approximately 6.1% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We have federal net operating loss carryforwards that begin to expire in the year ending December 31, 2034 and state net operating losses that began to expire in the year ended December 31, 2022. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely, but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. We had federal research and development credit carryforwards that begin to expire in the year ending December 31, 2040 and state research and development credit carryforwards that can be carried forward indefinitely.
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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in connection with the Restructuring Plan undertaken in June 2023, we modified our previously issued guidance under which we had expected to have an aggregate cash balance in excess of $125 million when we achieved breakeven or positive EBITDA by the fourth quarter of 2023, stating that instead we expected that our aggregate cash balance could drop below $125 million, in part as a result of expenses associated with the Restructuring Plan. At times we may also provide nonfinancial guidance related to other aspects of our business such as the anticipated timing of certain product development milestones. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, or if our actual results fail to meet our publicly-announced guidance or the expectations of such parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the recent automobile inventory shortages and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters, and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the three months ended March 31, 2024, the trading price of our common stock fluctuated from a low of $2.96 per share to a high of $4.05 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
•conditions in the automobile industry and broader macroeconomic trends; and
•general macroeconomic conditions and the growth rate of our markets.
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
As of March 31, 2024, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At March 31, 2024, approximately 91.6 million shares of our common stock were outstanding. In addition, as of March 31, 2024, there were 1.9 million shares underlying options, 7.6 million shares underlying restricted stock units and 3.3 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.2 million shares (including vested options) as of March 31, 2024 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, we have made no repurchases of shares under our share repurchase program since the fourth quarter of 2022. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and will increase the costs of repurchasing shares of our common stock in the future. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 6, 2020, the Company issued a press release announcing that its Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the Company’s common stock, with such authorization effective until September 30, 2022. In May 2021, the Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Board extended the expiration of the repurchase program to September 30, 2024 without increasing the total dollar amount authorized for repurchases. In February 2024, the Board increased the authorization of the Program by an additional $54.2 million, bringing the remaining authorization to $100 million, and extended the expiration of the Program until December 31, 2026. The Company’s share repurchase program does not obligate the Company to repurchase any dollar amount of its shares.
The Company had no share repurchases during the three months ended March 31, 2024.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRUECAR, INC.

Date:	May 3, 2024	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)