Form 10-Q
period 2024-06-30
TrueCar, Inc.
filed 2024-08-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 2, 2024, 90,889,437 shares of the registrant’s common stock were outstanding.

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
•the success and long-term effects of the strategic restructuring that we committed to in June 2023;
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
•our ability to navigate changes in domestic or international economic, political or business conditions, including supply shortages, such as automotive semiconductors, changes in interest rates, consumer demand and import tariffs;
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
•We rely on internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected.
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $1,855 at December 31, 2023)	$127,954	$136,964
Accounts receivable, net of allowances of $860 and $1,118 at June 30, 2024 and December 31, 2023, respectively	16,301	18,264
Prepaid expenses	6,895	6,067
Other current assets	2,753	1,787
Total current assets	153,903	163,082
Property and equipment, net	16,946	18,880
Operating lease right-of-use assets	3,019	10,132
Intangible assets, net	5,170	8,375
Other assets	3,976	3,851
Total assets	$183,014	$204,320
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,082	$6,875
Accrued employee expenses	3,504	6,667
Operating lease liabilities, current	2,080	3,240
Accrued expenses and other current liabilities	14,195	12,196
Total current liabilities	28,861	28,978
Operating lease liabilities, net of current portion	9,922	11,169
Other liabilities	347	3,958
Total liabilities	39,130	44,105
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 92,023,984 and 91,091,541 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	725,541	722,504
Accumulated deficit	(581,666)	(562,298)
Total stockholders’ equity	143,884	$160,215
Total liabilities and stockholders’ equity	$183,014	$204,320

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$41,795	$39,293	$82,847	$76,273
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,484	3,931	9,745	7,777
Sales and marketing	23,945	27,180	46,027	53,946
Technology and development	7,433	13,510	15,556	26,008
General and administrative	15,438	12,728	24,924	23,574
Depreciation and amortization	4,684	4,091	9,269	8,282
Total costs and operating expenses	56,984	61,440	105,521	119,587
Loss from operations	(15,189)	(22,147)	(22,674)	(43,314)
Interest income	1,672	1,730	3,316	3,338
Loss before income taxes	(13,517)	(20,417)	(19,358)	(39,976)
Provision for income taxes	3	7	10	13
Net loss	$(13,520)	$(20,424)	(19,368)	(39,989)

Net loss per share, basic and diluted	$(0.15)	$(0.23)	(0.21)	$(0.45)
Weighted average common shares outstanding, basic and diluted	91,849	89,383	91,542	89,017
Other comprehensive loss:
Comprehensive loss	$(13,520)	$(20,424)	$(19,368)	$(39,989)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033
Net loss	—	—	—	(13,520)	(13,520)
Repurchase of common stock	(425,009)	—	(1,222)	—	(1,222)
Stock-based compensation	—	—	3,366	—	3,366
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	875,255	—	(773)	—	(773)
Balance at June 30, 2024	92,023,984	$9	$725,541	$(581,666)	$143,884

	Six Months Ended June 30, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626
Net loss	—	—	—	(20,424)	(20,424)
Stock-based compensation	—	—	4,116	—	4,116
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	903,574	—	(1,009)	—	(1,009)
Balance at June 30, 2023	89,965,342	$9	$716,821	$(552,521)	$164,309

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(19,368)	$(39,989)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,269	8,282
Bad debt expense and other reserves	369	340
Stock-based compensation	5,821	8,599
Increase in the fair value of contingent consideration liability	179	655
Amortization of lease right-of-use assets	305	1,693
Impairment of right-of-use assets	6,880	2,053
Other noncash expense	562	194
Changes in operating assets and liabilities:
Accounts receivable	1,594	(2,790)
Prepaid expenses and other assets	(2,065)	(626)
Accounts payable	2,128	688
Accrued employee expenses	(2,864)	484
Operating lease liabilities	(2,492)	(2,316)
Accrued expenses and other current liabilities	(272)	596
Other liabilities	—	45
Net cash provided by (used in) operating activities	46	(22,092)
Cash flows from investing activities
Purchase of property and equipment	(4,181)	(7,098)
Net cash used in investing activities	(4,181)	(7,098)
Cash flows from financing activities
Payment of contingent consideration liability	(1,610)	(1,908)
Proceeds from exercise of common stock options	61	64
Taxes paid related to net share settlement of equity awards	(1,990)	(2,079)
Payments for the repurchase of common stock	(1,336)	—
Net cash used in financing activities	(4,875)	(3,923)
Net decrease in cash, cash equivalents and restricted cash	(9,010)	(33,113)
Cash, cash equivalents and restricted cash at beginning of period	136,964	175,518
Cash, cash equivalents and restricted cash at end of period	$127,954	$142,405

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$367	$447
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	691	1,066

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an internet-based information, technology, and communication services company. Hereinafter, TrueCar, Inc. and its wholly owned subsidiaries, TrueCar Dealer Solutions, Inc., Digital Motors Corporation, and TrueCar Wholesale Solutions, Inc. are collectively referred to as “TrueCar” or the “Company”; TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” Digital Motors Corporation is referred to as “Digital Motors,” and TrueCar Wholesale Solutions, Inc. is referred to as “TCWS.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
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
Segments
The Company has one operating segment. From January 1, 2024 through June 30, 2024, the Company’s chief operating decision maker (the “CODM”) was comprised solely of the President and Chief Executive Officer (“CEO”) who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 9). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. At December 31, 2023, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases, which has since been terminated (Note 5).
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowances, at beginning of period	$965	$1,091	$1,118	$1,073
Charged as a reduction of revenue	548	791	977	1,496
Charged to bad debt expense in general and administrative expenses	151	245	369	340
Write-offs, net of recoveries	(804)	(955)	(1,604)	(1,737)
Allowances, at end of period	$860	$1,172	$860	$1,172
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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 5) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent consideration liability as of June 30, 2024.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 by level within the fair value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$122,883	$—	$—	$122,883	$119,735	$—	$—	$119,735
Total assets	$122,883	$—	$—	$122,883	$119,735	$—	$—	$119,735

	At June 30, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$3,771	$3,771	$—	$—	$1,981	$1,981
Contingent consideration, non-current	—	—	—	—	—	—	3,611	3,611
Total liabilities	$—	$—	$3,771	$3,771	$—	$—	$5,592	$5,592
Contingent Consideration Obligations
The following table summarizes the changes in the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$3,684	$5,252	$5,592	$6,661
Cash payments	—	—	(2,000)	(2,000)
Changes in fair value	87	64	179	655
Fair value, end of period	$3,771	$5,316	$3,771	$5,316
4.    Property and Equipment, net
Property and equipment consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment and internally developed software	$84,701	$87,830
Furniture and fixtures	962	1,527
Leasehold improvements	4,934	8,694
	90,597	98,051
Less: Accumulated depreciation	(73,651)	(79,171)
Total property and equipment, net	$16,946	$18,880
Included in the table above are property and equipment of $0.6 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

Total depreciation and amortization expense of property and equipment was $3.1 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. Total depreciation and amortization expense of property and equipment was $6.1 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.
Amortization of internal use capitalized software development costs was $3.0 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of internal use capitalized software development costs was $5.8 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively.
5.    Commitments and Contingencies
Reorganization
In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.2 million during the year ended December 31, 2023 in connection with the Restructuring Plan. The Company did not record any restructuring costs during the six months ended June 30, 2024 related to the Restructuring Plan and does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the Restructuring Plan costs liability for the six months ended June 30, 2024 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2023	$951
Expense	—
Cash Payments	(951)
Accrual at June 30, 2024	$—
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
On April 10, 2024, the Company notified Mani Brothers Portofino Plaza (DE), LLC, a Delaware limited liability company (the “Landlord”) that the Company was exercising its right to terminate a lease for office space (the "Lease") located at 1401 Ocean Avenue, Santa Monica, California (the “Premises”) effective immediately, following the Landlord's breach of the Lease and related conduct by the Landlord. Also on April 10, 2024, the Company filed a lawsuit in Los Angeles Superior Court, seeking a declaratory judgment that its termination of the Lease was justified under applicable California law, along with certain other relief. A letter of credit with a principal amount of $1,750,000 (the “Letter of Credit”) secured the Company’s obligations under the Lease. As described in Note 2, the full principal amount of the Letter of Credit was collateralized by restricted cash. On April 18, 2024, the Landlord notified both the Company and the bank that issued the Letter of Credit that the Landlord was drawing down the full amount available under the Letter of Credit. The drawdown on the Letter of Credit was completed on April 25, 2024 and the Company has applied the payment as a reduction to the lease liability. The Company vacated and returned possession of the Premises on April 30, 2024. On May 8, 2024, the Landlord filed a cross-complaint against the Company alleging breach of contract as a result of the Company’s termination of the Lease and seeking an unspecified amount of damages.
As of June 30, 2024, the Company has fully impaired the right-of-use asset associated with the lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At June 30, 2024, the lease liability of $7.0 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.
The Company intends to vigorously defend its position that the lease was appropriately terminated.

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
6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2023	2,240,898	$10.65	3.1
Granted	—	—
Exercised	(22,727)	2.68
Forfeited/expired	(787,886)	12.39
Outstanding at June 30, 2024	1,430,285	$9.82	3.7
At June 30, 2024, total remaining stock-based compensation expense for unvested stock option awards was $0.2 million, which is expected to be recognized over a weighted-average period of 0.8 years. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for stock option awards of less than $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for stock option awards of $0.1 million and $0.7 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2023	5,763,510	$2.94
Granted	3,152,300	3.46
Vested	(1,604,111)	3.02
Forfeited	(609,353)	3.24
Non-vested — June 30, 2024	6,702,346	$3.14

At June 30, 2024, total remaining stock-based compensation expense for non-vested restricted stock units was $20.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended June 30, 2024 and 2023, the Company recorded $2.3 million and $3.3 million in stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded $4.1 million and $6.5 million in stock-based compensation expense for restricted stock units, respectively.
Performance Stock Units
Activity in connection with performance stock units is as follows for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2023	2,518,556	$4.18
Granted	1,231,577	4.39
Vested	(364,837)	5.99
Forfeited	(131,555)	5.25
Outstanding — June 30, 2024	3,253,741	$4.01
At June 30, 2024, total remaining stock-based compensation expense for non-vested performance stock units was $7.0 million, which is expected to be recognized over a weighted-average period of 2.3 years. For the three months ended June 30, 2024 and 2023, the Company recorded $0.9 million and $0.2 million in stock-based compensation expense for performance stock units, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded $1.6 million and $1.4 million in stock-based compensation expense for performance stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$62	$54	$114	$104
Sales and marketing	516	827	915	2,722
Technology and development	532	980	1,028	1,997
General and administrative	2,079	2,030	3,764	3,776
Total stock-based compensation expense	3,189	3,891	5,821	8,599
Amount capitalized to internal software use	177	225	367	447
Total stock-based compensation cost	$3,366	$4,116	$6,188	$9,046
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
The Company recorded income tax expense of less than $0.1 million for the three and six months ended June 30, 2024 and 2023. The Company’s provision for income taxes for the three and six months ended June 30, 2024 and 2023 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.
There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2024, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (the “IRS”) and various state taxing authorities. The Company is not currently under IRS or state tax examination.
8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,520)	$(20,424)	$(19,368)	$(39,989)
Weighted average common shares outstanding, basic and diluted	91,849	89,383	91,542	89,017
Net loss per share, basic and diluted	$(0.15)	$(0.23)	$(0.21)	$(0.45)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Options to purchase common stock	1,430	3,925
Unvested restricted stock units	6,702	6,812
Unvested performance stock units	3,254	2,650
Total shares excluded from net loss per share	11,386	13,387
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Program had a remaining authorization of $45.8 million and the Company’s board of directors increased the authorization of the Program by $54.2 million, bringing the total remaining authorization to $100 million, as well as extended the expiration of the program until December 31, 2026. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the three and six months ended June 30, 2024, the Company repurchased and retired a total of 425,009 shares under the Program for $1.2 million. During the three and six months ended June 30, 2023, the Company had no share repurchases. As of June 30, 2024, the Company had a remaining authorization of $98.8 million for future share repurchases.

9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dealer revenue	$38,556	$35,654	$74,602	$71,485
OEM incentives revenue	3,008	3,507	7,872	4,546
Other revenue	231	132	373	242
Total revenues	$41,795	$39,293	$82,847	$76,273
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2023 were transferred to accounts receivable during the six months ended June 30, 2024 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $0.9 million was recorded as of June 30, 2024 and December 31, 2023, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.
10.    Subsequent Events
From July 1, 2024 through August 2, 2024, the Company repurchased and retired 1,205,223 shares under the open market stock repurchase program for $4.3 million. Following these repurchases, the Company had a remaining authorization of $94.5 million for future share repurchases.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions such as Navy Federal, PenFed, and American Express; membership-based organizations such as Consumer Reports, AARP, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
We benefit consumers by providing information related to what others have paid for a make, model, and trim of car in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.
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
During the three months ended June 30, 2024, we generated revenues of $41.8 million and recorded a loss of $13.5 million. During the three months ended June 30, 2023, we generated revenues of $39.3 million and recorded a loss of $20.4 million, including approximately $7.1 million in charges in connection with the Restructuring Plan undertaken in June 2023. During the six months ended June 30, 2024, we generated revenues of $82.8 million and recorded a loss of $19.4 million. During the six months ended June 30, 2023, we generated revenues of $76.3 million and recorded a loss of $40.0 million, including approximately $7.1 million in charges in connection with the Restructuring Plan undertaken in June 2023.

Market Environment
The larger macroeconomic environment has resulted and will continue to result in significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, has affected our business, operations and financial results as reflected in the decline in revenues experienced in previous quarters. While our revenues increased during the six months ended June 30, 2024, we may not sustain such increases and may experience negative effects on our results of operations, financial condition and cash flows in the future due to numerous uncertainties. In late June, CDK Global (“CDK”) experienced a cybersecurity incident and suspended several key systems, which negatively impacted the operations and profitability of many of our dealer customers. Before that, OEMs had been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates, which along with the expectation that interest rates will remain relatively high for the foreseeable future, will continue to impact the U.S. economy. Domestically, consumers are concerned about inflation and although employment remains strong, a possible recession stemming from tighter monetary policy is also negatively weighing on consumer sentiment and spending. The resumption of student loan payments in the second half of 2023 and higher interest rates could also reduce consumer demand. Dealers may also respond to higher interest rates by reducing the amount of inventory purchased due to higher financing costs. Inventory shortages along with pressure on consumer demand may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, inflation and interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average Monthly Unique Visitors	7,723,265	8,323,311	7,724,448	8,495,195
Units (1)	88,904	82,656	167,807	159,114
Monetization	$468	$474	$491	$478
Franchise Dealer Count	8,274	8,152	8,274	8,152
Independent Dealer Count	3,200	3,489	3,200	3,489

(1)Our unit metric for the three and six months ended June 30, 2024 includes an estimate of 1,220 vehicles that have been purchased by users as of June 30, 2024 but not yet matched due to the interruption of sales feeds related to CDK’s outage. We expect to match these units once processing sales data for the impacted period is complete. We issued full credits of the amount originally invoiced with respect to 886 units and 1,221 units during the three months ended June 30, 2024 and 2023, respectively. We issued full credits of the amount originally invoiced with respect to 1,839 units and 2,436 units during the six months ended June 30, 2024 and 2023, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 7.2% to approximately 7.7 million in the three months ended June 30, 2024 from approximately 8.3 million in the same period of 2023. The number of average monthly unique visitors decreased 9.1% to approximately 7.7 million in the six months ended June 30, 2024 from approximately 8.5 million in the same period of 2023 primarily due to more efficient customer-acquisition spend.
Units
We define units as the number of automobiles purchased from TrueCar Certified Dealers that are matched to users of TrueCar.com, our TrueCar-branded mobile applications or the car-buying sites and mobile applications we maintain for our affinity group marketing partners. A unit is counted after we have matched the sale to a TrueCar user with a TrueCar Certified Dealer. One of our primary sources for matching vehicle purchases to users is sales feeds we receive from CDK. During the CDK cybersecurity incident in June 2024, these feeds were suspended which has delayed our sales attribution process. For the three and six months ended June 30, 2024, our metric includes an estimated 1,220 units related to vehicles that have been purchased as of June 30, 2024 and that we expect to be matched as sales data from the impacted period is processed. We view units as a key indicator of the health of our business, the effectiveness of our product and the size and geographic coverage of our network of TrueCar Certified Dealers.

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
The number of units increased 7.6% to 88,904 units in the three months ended June 30, 2024 from 82,656 units in the three months ended June 30, 2023. The number of units increased 5.5% to 167,807 units in the six months ended June 30, 2024 from 159,114 units in the six months ended June 30, 2023. The unit increase is primarily due to an increase in customer-acquisition spend.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization decreased slightly to $468 for the three months ended June 30, 2024 as compared to $474 for the three months ended June 30, 2023. Our monetization increased to $491 for the six months ended June 30, 2024 as compared to $478 for the six months ended June 30, 2023. The changes in monetization are primarily due to fluctuations in units and OEM incentives revenue.
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
Our franchise dealer count was 8,274 at June 30, 2024, an increase from 8,152 at June 30, 2023 and 8,232 at December 31, 2023. The increase in franchise dealer count year over year is primarily due to the increase in new vehicle inventory, resulting in franchise dealers beginning to increase their spending on marketing.
Independent Dealer Count
We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,200 at June 30, 2024, a decrease from 3,489 at June 30, 2023, and a decrease from 3,268 at December 31, 2023. The decrease in independent dealer count is primarily due to certain of our independent dealers being acquired in recent industry consolidations or going out of business as higher interest rates on dealer floor plans have put pressure on dealers along with price volatility.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration liability, impairment of right-of-use (“ROU”) assets, interest accretion for terminated leases, restructuring charges, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect interest accretion for the terminated office lease at 1401 Ocean Avenue, Santa Monica, California;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(13,520)	$(20,424)	$(19,368)	$(39,989)
Non-GAAP adjustments:
Interest income	(1,672)	(1,730)	(3,316)	(3,338)
Depreciation and amortization	4,684	4,091	9,269	8,282
Stock-based compensation	3,189	3,891	5,821	8,599
Change in fair value of contingent consideration liability	87	64	179	655
Impairment of right-of-use (“ROU”) assets (1)	6,880	1,702	6,880	2,053
Interest accretion for terminated lease (2)	85	—	85	—
Restructuring charges (3)	362	7,141	1,474	7,141
Provision for income taxes	3	7	10	13
Adjusted EBITDA	$98	$(5,258)	$1,034	$(16,584)

(1)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(2)The excluded amounts represent the accretion of interest on the lease liability associated with the terminated office lease at 1401 Ocean Avenue, Santa Monica, California. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(3)The excluded amounts represent charges associated with the realignment of the Company’s leadership structure beginning in the third quarter of 2023 as well as charges associated with the Restructuring Plan undertaken in the second quarter of 2023 to improve efficiency and reduce expenses. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2024 and December 31, 2023, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the six months ended June 30, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$41,795	$39,293	$82,847	$76,273
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	5,484	3,931	9,745	7,777
Sales and marketing	23,945	27,180	46,027	53,946
Technology and development	7,433	13,510	15,556	26,008
General and administrative	15,438	12,728	24,924	23,574
Depreciation and amortization	4,684	4,091	9,269	8,282
Total costs and operating expenses	56,984	61,440	105,521	119,587
Loss from operations	(15,189)	(22,147)	(22,674)	(43,314)
Interest income	1,672	1,730	3,316	3,338
Loss before income taxes	(13,517)	(20,417)	(19,358)	(39,976)
Provision for income taxes	3	7	10	13
Net loss	$(13,520)	$(20,424)	$(19,368)	$(39,989)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$98	$(5,258)	$1,034	$(16,584)

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Dealer revenue	$38,556	$35,654	$74,602	$71,485
OEM incentives revenue	3,008	3,507	7,872	4,546
Other revenue	231	132	373	242
Total revenues	$41,795	$39,293	$82,847	$76,273
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Total revenues increased $2.5 million, or 6.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to an increase in dealer revenue driven by the expansion of TCWS and the introduction of TrueCar Marketing Solutions (TCMS) products. Dealer revenue, OEM incentives revenue, and Other revenue represented 92.2%, 7.2%, and 0.6%, respectively, of revenues for the three months ended June 30, 2024 as compared to 90.7%, 8.9%, and 0.3%, respectively, for the same period in 2023.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Total revenues increased $6.6 million, or 8.6%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to an increase in dealer revenue, driven by the expansion of TCWS and the introduction of TCMS products, and OEM incentives revenue driven by the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 90.0%, 9.5%, and 0.5%, respectively, of revenues for the six months ended June 30, 2024 as compared to 93.7%, 6.0%, and 0.3%, respectively, for the same period in 2023.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$5,484	$3,931	$9,745	$7,777
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	13.1%	10.0%	11.8%	10.2%
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Cost of revenue increased $1.6 million, or 39.5%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to the cost of acquiring wholesale vehicles as we expand TCWS. We expect cost of revenue to increase along with the growth of TCWS and introduction of TCMS products.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Cost of revenue increased $2.0 million, or 25.3%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to the cost of acquiring wholesale vehicles as we expand TCWS.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$23,945	$27,180	$46,027	$53,946
Sales and marketing expenses as a percentage of revenues	57.3%	69.2%	55.6%	70.7%
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Sales and marketing expenses decreased $3.2 million, or 11.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease primarily reflects a $1.7 million decrease in recurring employee-related expenses, a $2.2 million decrease in expenses associated with the June 2023 Restructuring Plan, and a $0.4 million decrease in other marketing costs. The decrease is partially offset by an increase of $0.8 million in branded media spend and an increase of $0.8 million in revenue share paid to our affinity marketing partners. We expect branded media spend to continue to fluctuate as changes in the overall market environment impacts conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support TrueCar+ and other initiatives. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Sales and marketing expenses decreased $7.9 million, or 14.7%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease primarily reflects a $5.6 million decrease in recurring employee-related expenses, a $2.2 million decrease in expenses associated with the June 2023 Restructuring Plan, a $0.5 million decrease in software costs, and a $0.5 million decrease in other marketing costs. The decrease is partially offset by an increase of $1.0 million in revenue share paid to our affinity marketing partners and a $0.3 million increase in expenses related to the realignment of the Company’s leadership structure. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(dollars in thousands)
Technology and development expenses	$7,433	$13,510	$15,556	$26,008
Technology and development expenses as a percentage of revenues	17.8%	34.4%	18.8%	34.1%
Capitalized software costs	$1,952	$3,712	$4,185	$7,186
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Technology and development expenses decreased $6.1 million, or 45.0%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily due to a $3.0 million decrease in recurring employee-related expenses, a $2.8 million decrease in expenses associated with the June 2023 Restructuring Plan, and a $0.3 million decrease in hosting costs and software expense. The decrease is partially offset by a $0.4 million increase in expenses related to the realignment of the Company’s leadership structure.
Capitalized software costs decreased by $1.8 million, primarily due to a $1.4 million decrease in internal capitalized software costs and a $0.4 million decrease in third-party software costs.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Technology and development expenses decreased $10.5 million, or 40.2% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease primarily reflects a $7.1 million decrease in recurring employee-related expenses, a $2.8 million decrease in expenses associated with the June 2023 Restructuring Plan, a $0.6 million decrease in hosting costs and software expense, and a $0.4 million decrease in professional service fees. The decrease is partially offset by a $0.9 million increase in expenses related to the realignment of the Company’s leadership structure.
Capitalized software costs decreased by $3.0 million, primarily due to a $2.1 million decrease in internal capitalized software costs and a $0.9 million decrease in third-party software costs.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(dollars in thousands)
General and administrative expenses	$15,438	$12,728	$24,924	$23,574
General and administrative expenses as a percentage of revenues	36.9%	32.4%	30.1%	30.9%
Three months ended June 30, 2024 compared to three months ended June 30, 2023. General and administrative expenses increased $2.7 million, or 21.3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase primarily reflects a $5.2 million net increase in impairment charges on our right-of-use assets associated with our office leases which is partially offset by a $2.0 million decrease in expenses associated with the June 2023 Restructuring Plan.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. General and administrative expenses increased $1.4 million, or 5.7%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase primarily reflects a $4.8 million net increase in impairment charges on our right-of-use assets associated with our office leases and a $0.3 million increase in expenses related to the realignment of the Company’s leadership structure. The increase is partially offset by a $2.0 million decrease in expenses associated with the June 2023 Restructuring Plan, a $0.5 million decrease in recurring employee-related expenses, a $0.5 million decrease in the fair value adjustment of the contingent consideration liability related to the Digital Motors acquisition, and a $0.4 million decrease in legal expenses.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expenses	$4,684	$4,091	$9,269	$8,282
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Depreciation and amortization expenses increased $0.6 million, or 14.5%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Depreciation and amortization expenses increased $1.0 million, or 11.9%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Provision for income taxes	$3	$7	$10	$13
For the three and six months ended June 30, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $128.0 million.
We have incurred cumulative losses of $581.7 million from our operations through June 30, 2024, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the expiration of the Program until September 30, 2024. In the first quarter of 2024, the Program had a remaining authorization of $45.8 million and our board of directors increased the authorization of the Program by approximately $54.2 million, bringing the remaining authorization to $100 million. At such time, our board of directors also extended the expiration of the Program until December 31, 2026. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the three and six months ended June 30, 2024, the Company repurchased and retired a total of 425,009 shares under the Program for $1.2 million. As of June 30, 2024, the Company had a remaining authorization of $98.8 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Six Months Ended June 30,
	2024	2023
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$46	$(22,092)
Net cash used in investing activities	(4,181)	(7,098)
Net cash used in financing activities	(4,875)	(3,923)
Net decrease in cash, cash equivalents and restricted cash	$(9,010)	$(33,113)
Operating Activities
Our net loss and cash flows provided by operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly different than cash provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities for the six months ended June 30, 2024 was less than $0.1 million. This was primarily due to our net loss of $19.4 million, adjusted for non-cash items such as, depreciation and amortization expense of $9.3 million, impairment of right-of-use assets of $6.9 million, stock-based compensation expense of $5.8 million, other noncash expenses of $0.6 million, bad debt expense of $0.4 million, and amortization of lease right-of-use assets of $0.3 million. Net cash provided by operations also reflected a decrease of $4.0 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $2.9 million, a decrease in operating lease liabilities of $2.5 million, and an increase in prepaid expenses and other assets of $2.1 million. These decreases were offset by an increase in accounts payable of $2.1 million and a decrease in accounts receivable of $1.6 million.
Cash used in operating activities for the six months ended June 30, 2023 was $22.1 million. This was primarily due to our net loss of $40.0 million, adjusted for non-cash items such as, stock-based compensation expense of $8.6 million, depreciation and amortization expense of $8.3 million, impairment of right-of-use assets of $2.1 million, and amortization of lease right-of-use assets of $1.7 million. Net cash used in operations also reflected a decrease of $3.9 million from changes in operating assets and liabilities, which primarily reflected an increase in accounts receivable of $2.8 million, a decrease in operating lease liabilities of $2.3 million, and an increase in prepaid expenses and other assets of $0.6 million. These decreases were offset by an increase in accounts payable of $0.7 million, an increase in accrued expenses and other current liabilities of $0.6 million, and an increase in accrued employee expenses of $0.5 million.
Investing Activities
Cash used in investing activities of $4.2 million for the six months ended June 30, 2024 consists primarily of investments in software and computer hardware.
Cash used in investing activities of $7.1 million for the six months ended June 30, 2023 consisted primarily of investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $4.9 million for the six months ended June 30, 2024 represented taxes paid of $2.0 million for the net share settlement of certain equity awards, a payment of $1.6 million for the second tranche of contingent cash consideration associated with our acquisition of Digital Motors, and payments of $1.3 million for the repurchase of shares of our common stock under our open market stock repurchase program. These decreases were offset by proceeds received of $0.1 million from the exercise of employee stock options.
Cash used in financing activities of $3.9 million for the six months ended June 30, 2023 represented taxes paid of $2.1 million for the net share settlement of certain equity awards and a payment of $1.9 million for the first tranche of contingent cash consideration associated with our acquisition of Digital Motors. These decreases were offset by proceeds received of $0.1 million from the exercise of employee stock options.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, inflation and currency exchange rates. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. For example, in 2020, the automotive industry experienced a decline in inventory supply due to disruptions related to the coronavirus pandemic. Despite improvements in inventory levels beginning in the latter half of 2022 and inventory supply in the second quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. We cannot guarantee that inventory supply will ever fully return to historic levels. Historically low inventory levels were attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
The reduced inventory and increased prices have had negative effects on our business, which may persist even as inventory shortages subside. These effects include, but are not limited to: a reduction in dealers’ willingness to participate in our network and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with our services due to high vehicle prices; and an adverse impact on the amount of inventory available on our sites, which could contribute to a decline in the number of consumer visits to our sites and the number of connections between consumers and dealers through our platform and disrupt our search-engine optimization efforts. We cannot predict when, if ever, these automobile inventory-related issues will be fully resolved or the impacts of such issues on our business will subside. Unless such issues are resolved and our business is able to recover from the ensuing adverse effects, there will likely be continued adverse impacts on our business, results of operations and prospects.
Further, in June 2024, CDK Global, a major provider of automotive information systems, including dealer management systems, or DMS, products that are widely used by our network of TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. CDK’s DMS products are generally used by dealers to manage customer relationships, automotive sales and financing, track inventory and perform other administrative tasks. The CDK cybersecurity incident left a large portion of our TrueCar Certified Dealers without access to certain of these systems for extended periods of time. While the impact of the suspension of CDK’s services was not material to our business, any adverse impact on the sales and revenues of our TrueCar Certified Dealers as a result of these operational disruptions or similar future disruptions, including disruptions to CDK’s systems or other systems used in our business or by our customers, could negatively impact our own business. For example, a decrease in sales from TrueCar Certified Dealers who pay us a fee per vehicle sold to our users introduced to them through our platform would result in a corresponding decrease in revenue collected by us from such dealers. Further, if dealers experience a decline in revenue as a result of operational disruptions, their ability to allocate marketing spend to products such as ours may be adversely impacted. We also partner with OEMs to promote the sale of their vehicles through the offering of additional consumer incentives to members of our affinity group marketing partners. These OEMs pay us a per-vehicle fee for promotion of the incentive and any decrease in sales by dealers selling an OEM’s brand could result in a corresponding decrease in incentive revenue from that OEM.
Our platform is able to operate more efficiently when it is integrated with the tools and software employed by our TrueCar Certified Dealers, including CDK’s DMS products. If third-party products widely used by our network of Certified Dealers, such as CDK’s products, are adversely impacted in a manner that prevents us from successfully integrating our own products with them, certain aspects of our services could be interrupted, some dealers on our network may lose faith in our value proposition and our business, operations and results may be adversely impacted. Further, we rely on automobile purchase data to match purchases from TrueCar Certified Dealers. This allows us to track units sold, demonstrate the value we provide our TrueCar Certified Dealers and to calculate revenue from the TrueCar Certified Dealers that we bill on our pay-per-sale billing model. If we are unable to match sales to leads due to technological or other disruptions, our revenue and business may be adversely affected.
Finally, in the immediate wake of the CDK cybersecurity incident, certain dealers have expressed hesitation with allowing us to access data made available to us through their DMS data feeds due to an increased sensitivity to risks associated with security vulnerabilities. For more information about the risks associated with our ability to collect data, refer to the risk factor entitled “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.”

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
In addition, our business may be negatively affected by challenges faced by the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings and other alternative business models that may reduce the value proposition or competitiveness of our services, automotive tariffs, natural disasters, pandemics and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality, as measured by the rate at which our leads convert into buyers, and we observed an increase in this concern in the first half of 2019. Further, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected our overall lead quantity and lead quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we have continued to experience a relative material decline in lead quality compared to the years prior to the pandemic. We believe that the lead quantity and quality challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues” and other macroeconomic factors that impact automobile purchases such as inflation and interest rates. We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics, like many others in the total value proposition that we provide to our TrueCar Certified Dealers, have adversely affected our revenues, results of operations and business and may continue to do so in the future.
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
While we envision providing an end-to-end consumer car-buying experience through our TrueCar+ offering that allows consumers to complete all steps of the car buying process, including: shopping for and selecting a car; applying for and receiving financing; exchanging a trade in vehicle; viewing all costs, taxes and fees associated with a new vehicle; and executing a retail installment contract for the vehicle, all from the TrueCar+ platform, there are a number of technical factors that may make this offering difficult or impossible to develop at scale. For example, such an offering would likely only be effective if integrated into the software platforms already commonly used by a sufficient number of dealers, a process which would require the third-party developers of such software platforms to cooperate with our own product development efforts, and some such developers may view our offerings as competitive with their own or may not otherwise be incentivized to provide such cooperation. Further, providing consumers accurate and detailed pricing about a potential vehicle purchase requires developing sophisticated systems that properly account for factors such as rebates, financing terms and state and local taxes. Allowing for purchase documentation to be executed remotely or online also requires additional integration into existing dealer software and may be subject to differing legal requirements or restrictions depending on the jurisdiction. Creating an online car purchasing offering that is effective and attractive to both dealers and consumers requires overcoming these and other challenges. If we are unable to do so, the viability of our TrueCar+ product may be substantially impacted and our business, results of operations and prospects may suffer as a consequence.
In July 2024, we announced a pilot program of TrueCar+ in the California Bay Area, however, for the reasons described in this risk factor, we cannot guarantee that we will be able to expand the scale of this offering to the extent necessary to positively impact our business, revenue and operations. If we are unsuccessful in rolling out the paid TrueCar+ offering, providing a compelling value proposition to consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.
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
As a result of this reduction in force, we have incurred additional charges, including cash expenditures for severance costs, as well as non-cash expenditures related to the vesting of stock-based compensation. This reduction in our workforce may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees, as further described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business.” If we experience any of these adverse consequences, our reduction in force and other restructuring efforts may not achieve or sustain their intended benefits, and any benefits, if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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
If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, during the coronavirus pandemic, our monetization rates exhibited substantially greater volatility than historical levels. In response to that volatility, we provided automatic discounts to most of our subscription dealers during the second quarter of 2020. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates into line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with, and our reputation among, car dealerships, including the commitments made in our pledge to dealers, there can be no assurance that our efforts will be successful. Beginning in early 2020, we experienced the loss of a significant number of both franchise and independent car dealers in our network, including as a result of the coronavirus pandemic, inventory shortages and the termination of our affinity partnership with USAA. Although the number of franchise dealers in our network increased in 2023, we continued to lose franchise dealers due to certain independent dealers being acquired in industry consolidations or going out of business as higher interest rates on dealer floor plans put pressure on dealers along with price volatility. As a result, we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. If we continue to experience a protracted decline, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
Additionally, because much of our organic traffic from search engines originates from used-car-related search terms, and our ranking for those terms is heavily influenced by our inventory levels, the loss of a critical mass of dealers in any given geographic area could also cause a loss of used-car inventory on our sites that would diminish our organic search traffic and therefore our number of monthly unique visitors. For example, a decrease in our relevant inventory would result in a decrease in pages that are available for search-engine indexation and a greater probability that a user leaves our pages early, which is generally a negative signal for ranking algorithms. For more information on the reliance of our business on search-engine results, refer to the risk factor entitled “We rely, in part, on internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected.”
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
Changes we make to our products, including as they relate to TrueCar+, may impact how such products are viewed by our dealers and consumers.
We have made recent changes to our products, including in anticipation of the rollout of TrueCar+, that may impact how such products are viewed by our dealers and consumers. For example, we historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade, but this relationship ceased in May 2023. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TCWS, instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers believe that this change decreased the value of our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TCWS at the same scale as the Accu-Trade product. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected. The business model of TCWS also introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor entitled “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory. If TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.
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
The user experience on our TrueCar-branded website platform has evolved since its launch in 2010 but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including the rollout of our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to successfully scale such an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
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
Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.1 million in 2007 to approximately 10.4 million in 2009 in connection with the Great Recession, and, in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips, dropped consistently for three years from 17.0 million in 2019 to 13.8 million in 2022 before increasing to 15.5 million in 2023 according, in each case, to the Bureau of Economic Analysis.
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
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer depending upon how employee, consumer or dealer behavior or the macroeconomic environment are affected by the long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for commuting is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-

held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the six months ended June 30, 2024, we derived approximately 9.5% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2023, the corresponding figure was approximately 9.4%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Certain manufacturers who participated in our programs in the past suspended their participation due to the low inventory levels during this time, and we cannot guarantee that all such manufactures will return to our program even as inventory issues subside. Attracting manufacturers to our program also requires us to present a compelling value proposition so that such manufacturers rationalize allocating marketing spend to our platform compared to other channels. Failure to attract additional manufacturers to participate in these programs could reduce our growth and harm our operating results. Additionally, our relationships with manufacturers typically begin with a short-term pilot arrangement and, even if a relationship progresses beyond the pilot stage, it may only be for a short term and may not be renewed by the manufacturer, which could cause fluctuations in our operating results. If we are unable to induce the manufacturers with which we currently have relationships to continue or expand their incentive programs on our platform, or to enter into longer-term arrangements, or if we are unable to attract new manufacturers to our platform, that would have an adverse effect on our business, revenue, operating results and prospects.
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
For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year, were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, including by increasing our unit volume through other sources, our business, revenues, results of operations and cash flows will continue to be materially negatively affected.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us, and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At June 30, 2024, our franchise dealer count was 8,274.
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
We have experienced management turnover in the past and could face additional management turnover in the future, which could divert our remaining management team’s attention from key business areas and negatively affect our business in other ways. Although we generally enter into employment agreements with our executives, the agreements have no specific duration, and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We experienced significant changes in our management team in 2023. In February 2023, we appointed a new chief financial officer, transitioned our prior chief financial officer to the role of chief operating officer and appointed a chief commerce officer, a newly created executive position that was later transitioned to the position of chief revenue officer. As described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated,” in June 2023, in connection with the Restructuring Plan, our former president and chief executive officer was terminated and resigned from our board of directors, and our chief operating officer was appointed as president and chief executive officer. In addition, in September 2023, we announced the replacement of both our chief financial officer and head of sales and the creation of a new position, chief revenue officer. Other executives that departed in 2023, whether in connection with the Restructuring Plan or otherwise, include our chief technology officer, chief communications officer, head of product, senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors. Our senior vice president of data engineering departed in the first quarter of 2024. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
Further, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to certain technical standards, including accessibility and security standards, more stringent than those that we believe are currently required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing the standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance. As discussed in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. If either such third parties do not cooperate as anticipated or if their software or processes do not perform as anticipated, our products may be adversely affected.
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
Further, as a result of our transition to a remote workforce as described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did prior to the pandemic yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property, and, as discussed in the risk factor entitled “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows,” we remain in active litigation with the landlord respect to the lease for our former headquarters. We cannot guarantee that we will be able to offset all costs associated with these leases in the future.
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
In the event of these or any other developments, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed, and our results of operations and financial condition could be materially and adversely affected.
We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business.
We receive data that is important for our business, such as automobile purchase data, from many third-party data providers, including our network of TrueCar Certified Dealers; DMS data feed providers; data aggregators and integrators; survey companies; purveyors of registration data; our affinity group marketing partners; and other companies with which we partner from time to time. An interruption in our receipt of data from any of the data sources on which we rely could negatively affect our business.
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
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers. These interruptions sometimes negatively affect our business, for example, by impacting our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers or as a result of cybersecurity incidents that impact such data feed providers. If the circumstances which result in an interruption do not resolve or we are unable to use alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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
As discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other factors,” in June 2024, CDK Global, a major provider of DMS products which are used by many of our TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. While the full impact of the suspension of CDK’s services is not yet clear, the adverse impact on the sales of our TrueCar Certified Dealers as a result of these operational disruptions has negatively impacted our own business and could continue to do so.
Finally, as described in greater detail in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering and our ability to provide users with certain information about others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings.
We rely, in part, on internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected.
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
We also purchase automotive-related keywords by anticipating what words, terms and phrases consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Search engines also frequently change and optimize the amount and placements of advertisements on a search results page which may impact the quantity and quality of traffic to our website. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid internet search advertising and as a result, our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly, or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology such as Alexa, Google Assistant and Siri or the implementation of artificial intelligence into existing search engines such as Bing and Google may drive traffic away from traditional search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through internet search engines could harm our business and operating results.
Our users may in some cases require dealers who wish to communicate with them other than by email to communicate by text message rather than by phone call. If consumers or dealers do not see value in this functionality, or if it results in privacy concerns, our business could be negatively affected.
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
Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortages, see the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues.”
Our current and potential competitors may also have significantly more financial, marketing, and other resources than we have and the ability to devote greater resources to the promotion and support of their products and services. The realities of competing for users and brand visibility, as well as ensuring the satisfaction of our dealers, may limit our ability to reduce our own marketing expenditures, potentially negatively impacting our operating margins and financial results.
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
Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using, and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, Apple’s iOS software requires all applications on iPhones to request permission from users before using their personal data. Because of this, Meta and other companies have restricted our ability to use the data of users of their platforms who are directed to our webpages or application. These restrictions have negatively impacted the effectiveness of our digital marketing, and we expect that similar future restrictions imposed on us by other third parties similar to Apple and Meta could have similar impacts, which may lead us to redirect resources to other marketing channels. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins, and financial results.
If consumers and dealers do not respond positively to our branding, our financial performance, and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.
We regularly expend resources on the preservation and refreshment of our branding. For example, in 2020, shortly before the onset of the coronavirus pandemic, we launched a rebranding campaign that included a change in our logo and extensive advertising and promotional activity, and we plan to engage in additional branding campaigns in connection with the rollout of our TrueCar+ offering. We cannot guarantee that any given investment in our branding will improve our brand recognition or otherwise result in benefits that outweigh its costs. If consumers and dealers do not respond positively to our branding, our sales, performance and consumer and dealer relationships could be adversely affected.
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
•online automobile retailers such as Carvana, CarMax (and its subsidiary Edmunds) DriveTime and other local and national dealerships with strong online presences;
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
Our competitors could significantly impede our ability to expand and optimize our network of TrueCar Certified Dealers and to reach consumers. Our competitors may also develop and market new technologies, including end-to-end consumer car-buying experiences that may compete with our TrueCar+ offering, that render our existing or future products and services less competitive, unmarketable or obsolete. Moreover, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced, and our operating results will be negatively affected.
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
•Mississippi: In 2016, we received a letter from the Mississippi Motor Vehicle Commission, which we refer to as the Mississippi MVC Letter, asserting that an aspect of our advertising in Mississippi was not in compliance with a regulation adopted by the Mississippi Motor Vehicle Commission. We responded to the Mississippi MVC Letter in an effort to resolve the concerns raised by the Mississippi MVC Letter without making material unfavorable adjustments to our business practices or user experience in Mississippi. In light of the fact that no further action has been taken with respect to this matter following our response to the Mississippi MVC Letter, we consider the issues raised by the Mississippi MVC Letter to be informally resolved, but we cannot assure you that this matter or similar matters will not reemerge in the future.

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
Insurance Regulatory Laws
The advertising and sale of automobile insurance is highly regulated by the jurisdictions in which we do business. Although we do not sell insurance, certain of our partners sell insurance to the public in general and may sell insurance to our users in particular. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners. We cannot guarantee you that regulatory authorities or third parties will not take the position that some of the regulations applicable to insurance brokers or to the manner in which insurance products are advertised or sold generally apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures, which could be costly, to reduce our or their exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of those laws or regulations or do not comply their requirements, if any of our current or prospective affinity or other partners is uncertain about the applicability of those laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, decreased revenues, increased expenses and decreased profitability.
Laws Relating to Financial Products
The provision of financial products, including related to the purchase, financing or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financing, extend credit to consumers or make decisions regarding whether a consumer qualifies for financing, certain of our partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular. In connection with certain of the products provided by these commercial partners, our platform collects and transmits certain information related to consumer credit applications. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services, including products or services that we may offer in the future, are determined to fall within the scope of those laws or regulations in a manner that would require us or our partners to implement additional measures to comply with these laws and regulations, we may be forced to incur additional compliance costs or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services are not in compliance with those law or regulations, if any of our current or prospective affinity or other partners is uncertain about the applicability of such laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Privacy Laws
We are subject to a variety of laws and regulations that relate to privacy, data protection and personal information, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current practices and policies. For example, legislative or regulatory actions affecting the manner in which we display content to our users, use or share information or obtain consent to use or share information could adversely affect the manner in which we provide our services or adversely affect our financial results. For more information concerning these and other similar potential actions, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”
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
Further, in March 2024, the SEC approved rules requiring increased climate change-related disclosure in certain public company SEC filings, and, in October 2023, California’s governor signed two bills into law that would require companies operating in California to provide certain detailed climate-related disclosures as early as 2026. The SEC rules have been stayed pending resolution of multiple lawsuits, and the California rules are also facing legal scrutiny. However, if one or more of the SEC and California climate disclosure rules survive their legal challenges, we may face increased reporting obligations that divert management attention or require us to spend significant resources.
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

Further, in December 2019, Sulgi Lee, a purported stockholder, filed a derivative action in the Delaware Court of Chancery alleging a variety of claims nominally on our behalf arising out of alleged breaches of fiduciary duty under Delaware law based upon substantially the same factual allegations as the Milbeck Federal Securities Litigation, which we refer to as the Lee Derivative Litigation and, together with the Delaware Consolidated Derivative Litigation, the Derivative Litigation. The complaint named us, certain of our then-current and former directors and officers, and USAA as defendants. The plaintiff sought an award of damages against the defendants on our behalf and various alleged corporate governance reforms. Following the board’s action on the Special Committee’s recommendation, which is described above, the plaintiff dismissed her claims on June 22, 2022. As a result, the Lee Derivative Litigation is resolved, and we do not anticipate a loss related to this matter. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Further, in April 2024 we initiated a lawsuit in Los Angeles Superior Court against the landlord of our former principal executive offices in Santa Monica. The lawsuit, which we filed in connection with providing the landlord with a termination notice with respect to the lease agreement pursuant to which we leased such offices, sought declaratory judgment that our termination was justified under applicable California law, along with certain other relief. In May 2024, following our initiation of the lawsuit, the landlord of our former executive offices filed a cross-complaint against us alleging breach of contract as a result of our termination of the lease and seeking an unspecified amount of damages. If this matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing costs of litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing products and services through the acquisition of or investment in attractive businesses and technologies rather than through internal development, such as our acquisitions of DealerScience in 2018 and Digital Motors in 2022, our investment in Accu-Trade in 2019 and divestment thereof in 2022 and our divestiture of our subsidiary, ALG, Inc., or, ALG, in 2020.
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
For example, the total consideration of $135 million payable in connection with the divestiture of ALG in 2020, included up to a maximum of $22.5 million in contingent consideration, comprising one payment of up to $7.5 million payable based on ALG’s achievement of certain revenue metrics in 2020 and another payment of up to $15 million payable based on its achievement of certain other revenue metrics in 2022. The first tranche of $7.5 million in contingent consideration was paid in the first quarter of 2021, but on April 17, 2023, ALG provided us with notice that it failed to achieve the 2022 revenue metrics required for us to be entitled to any of the $15 million contingent consideration. Although we disputed the basis of this notice pursuant to the dispute resolution process provided for in the ALG purchase agreement, we were ultimately awarded less than 1% of the $15 million contingent consideration. If we enter into future transactions in which any amount of consideration is payable contingent upon factors beyond our control, we will be unable to guarantee that such payments will be received.
Further, we acquired our Digital Motors subsidiary in the second quarter of 2022 in part to integrate certain features of its existing automotive retail and financial technology platform into our current and future product offerings, including our TrueCar+ offering. For example, in the fourth quarter of 2022 we employed certain elements of Digital Motors’ credit application routing product to replace services that to that point had been supplied by a third-party vendor. However, we cannot guarantee that we will be able to successfully realize value commensurate with our investment through integrating technology developed by Digital Motors into our own platforms or that the benefits of any such integration will make our offerings more attractive to dealers and consumers. We also cannot guarantee that any benefits that result from our acquisition of Digital Motors or any other acquisition will outweigh the costs incurred due to the allocation of financial and other resources to such acquisition or result in a meaningful return on our investment. For example, in June 2023, in order to preserve flexibility in how we employed the assets obtained in the Digital Motors acquisition, we entered into an agreement with the former shareholders of Digital Motors to waive certain product development and revenue milestones that the Digital Motors business would have otherwise been required to achieve to be entitled to certain contingent consideration under our acquisition agreement.

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
There are many federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations, and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.
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
Further, many laws, including the Telephone Consumer Protection Act of 1991, the CAN-SPAM Act of 2003 and the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act of 2019, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected, and we could face potentially costly litigation.
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
In addition, some of our third-party partners, including developers, affinity group marketing partners, vendors and OEM partners, may receive or store information that we or our users provide. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. These incidents, and our efforts to address them, could have a material and adverse effect on our business, reputation or financial results.
For example, as discussed elsewhere in this risk factors section, in June 2024, CDK Global, a major provider of DMS products, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. Although we have identified no evidence that suggests our own systems were exposed in the incident that impacted CDK, we do share and receive certain data through CDK’s interface. While the full impact of this CDK cybersecurity incident remains unclear, if we conclude, or if regulators or other government authorities take the position that, the exposure of any data we sent or received through CDK’s systems requires us to take further action, we may incur compliance costs and potentially face legal liability.
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
In December 2010, the FCC adopted so-called “net neutrality” rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. Multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. In April 2024, the FCC voted to reinstate the Federal Net Neutrality Regulations, but some commentators predict that the reinstated Federal Net Neutrality Regulations will be stuck down by the Supreme Court or overturned by Congress and the FCC’s action is currently facing legal challenges brought by internet service providers. This area of the law remains uncertain, and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past experienced, and may in the future experience, interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. To the extent that our consumer base, the number of TrueCar Certified Dealers, the scale of our TrueCar+ offering and the number of parties with which we maintain commercial relationships grow, we would need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy consumers’ and dealers’ needs and maintain and grow business operations with commercial partners, and we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.
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
We have a history of losses, and we may not be profitable in the future.
We have not been profitable since inception. We had an accumulated deficit of $581.7 million at June 30, 2024. During the six months ended June 30, 2024, we had a net loss of $19.4 million. In the past we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
The impairment of our goodwill, or any intangible or other long-lived assets or investments has required us in the past, and could further require us in the future, to record a non-cash charge to our earnings, which has materially and adversely affected our results of operations and may again in the future.
At June 30, 2024, we had intangible assets of $5.2 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of June 30, 2024, approximately 3.1% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We have federal net operating loss carryforwards that begin to expire in the year ending December 31, 2034 and state net operating losses that began to expire in the year ended December 31, 2022. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. We had federal research and development credit carryforwards that begin to expire in the year ending December 31, 2040 and state research and development credit carryforwards that can be carried forward indefinitely.
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
States may enact legislation that effectively diminishes our tax assets. In the second quarter of 2024, California enacted legislation effective for tax years 2024 through 2026, suspending the ability of certain companies to deduct net operating losses and imposing an annual cap on the use of tax credits. For the impacted tax years, California taxes on income which could otherwise be offset by our California net operating losses that have a 20-year carryforward period, will instead be offset by our California research and development credits which could otherwise be carried forward indefinitely.

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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015 and the fourth quarter of 2018, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Further, in the second quarter of 2024 our business results varied significantly from guidance for the quarter and the price of our common stock could decline as a result. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in connection with the Restructuring Plan undertaken in June 2023, we modified our previously issued guidance under which we had expected to have an aggregate cash balance in excess of $125 million when we achieved breakeven or positive EBITDA by the fourth quarter of 2023, stating that instead we expected that our aggregate cash balance could drop below $125 million, in part as a result of expenses associated with the Restructuring Plan. At times we may also provide nonfinancial guidance related to other aspects of our business such as the anticipated timing of certain product development milestones. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, or if our actual results fail to meet our publicly-announced guidance or the expectations of such parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the recent automobile inventory shortages and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the six months ended June 30, 2024, the trading price of our common stock fluctuated from a low of $2.62 per share to a high of $4.05 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of June 30, 2024, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree, or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At June 30, 2024, approximately 92.0 million shares of our common stock were outstanding. In addition, as of June 30, 2024, there were 1.4 million shares underlying options, 6.7 million shares underlying restricted stock units and 3.3 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.8 million shares (including vested options) as of June 30, 2024 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Any provision of our certificate of incorporation or bylaws or of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend and could impact consumer spending.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 — April 30, 2024	—	N/A	—	$100,000,000
May 1, 2024 — May 31, 2024	—	N/A	—	$100,000,000
June 1, 2024 — June 30, 2024	425,009	$2.86	425,009	$98,784,412
Total	425,009	$2.86	425,009	$98,784,412

(1)On August 6, 2020, the Company issued a press release announcing that its Board of Directors (the “Board”) had authorized a share repurchase program of up to $75 million to allow for the repurchase of the Company’s common stock, with such authorization effective until September 30, 2022. In May 2021, the Board increased the authorization of the share repurchase program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Board extended the expiration of the repurchase program to September 30, 2024 without increasing the total dollar amount authorized for repurchases. In February 2024, the Board increased the authorization of the Program by an additional $54.2 million, bringing the remaining authorization to $100 million, and extended the expiration of the Program until December 31, 2026. The Company’s share repurchase program does not obligate the Company to repurchase any dollar amount of its shares.

Item 5.    Other Information

During the three months ended June 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1	Fourth Amendment to Lease, dated June 3, 2024, by and between the Registrant and High Noon Office, LLC (successor in interest to SaMo Clock Tower, LLC).	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

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

TRUECAR, INC.

Date:	August 6, 2024	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)