Form 10-Q
period 2024-09-30
TrueCar, Inc.
filed 2024-11-07
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 4, 2024, 86,958,087 shares of the registrant’s common stock were outstanding.

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
•our continuing ability to provide customers with access to our products;
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

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $1,855 at December 31, 2023)	$114,509	$136,964
Accounts receivable, net of allowances of $812 and $1,118 at September 30, 2024 and December 31, 2023, respectively	16,522	18,264
Prepaid expenses	6,555	6,067
Other current assets	2,710	1,787
Total current assets	140,296	163,082
Property and equipment, net	16,385	18,880
Operating lease right-of-use assets	2,682	10,132
Intangible assets, net	3,568	8,375
Other assets	4,598	3,851
Total assets	$167,529	$204,320
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,742	$6,875
Accrued employee expenses	4,993	6,667
Operating lease liabilities, current	2,285	3,240
Accrued expenses and other current liabilities	14,912	12,196
Total current liabilities	29,932	28,978
Operating lease liabilities, net of current portion	9,262	11,169
Other liabilities	347	3,958
Total liabilities	39,541	44,105
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 88,506,616 and 91,091,541 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	715,476	722,504
Accumulated deficit	(587,497)	(562,298)
Total stockholders’ equity	127,988	$160,215
Total liabilities and stockholders’ equity	$167,529	$204,320

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$46,544	$41,146	$129,391	$117,419
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,736	3,813	17,481	11,590
Sales and marketing	25,049	23,153	71,076	77,099
Technology and development	7,179	9,341	22,735	35,349
General and administrative	9,560	9,525	34,484	33,099
Depreciation and amortization	4,408	4,894	13,677	13,176
Total costs and operating expenses	53,932	50,726	159,453	170,313
Loss from operations	(7,388)	(9,580)	(30,062)	(52,894)
Interest income	1,560	1,706	4,876	5,044
Loss before income taxes	(5,828)	(7,874)	(25,186)	(47,850)
Provision for income taxes	3	1	13	14
Net loss	$(5,831)	$(7,875)	(25,199)	(47,864)

Net loss per share, basic and diluted	$(0.06)	$(0.09)	(0.28)	$(0.54)
Weighted average common shares outstanding, basic and diluted	90,323	90,176	91,133	89,407
Other comprehensive loss:
Comprehensive loss	$(5,831)	$(7,875)	$(25,199)	$(47,864)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033
Net loss	—	—	—	(13,520)	(13,520)
Repurchase of common stock, including excise tax	(425,009)	—	(1,222)	—	(1,222)
Stock-based compensation	—	—	3,366	—	3,366
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	875,255	—	(773)	—	(773)
Balance at June 30, 2024	92,023,984	$9	$725,541	$(581,666)	$143,884
Net loss	—	—	—	(5,831)	(5,831)
Repurchase of common stock, including excise tax	(3,875,069)	—	(12,587)	—	(12,587)
Stock-based compensation	—	—	3,140	—	3,140
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	357,701	—	(618)	—	(618)
Balance at September 30, 2024	88,506,616	$9	$715,476	$(587,497)	$127,988

	Nine Months Ended September 30, 2023
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(19,565)	(19,565)
Stock-based compensation	—	—	4,930	—	4,930
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	622,680	—	(1,006)	—	(1,006)
Balance at March 31, 2023	89,061,768	$9	$713,714	$(532,097)	$181,626
Net loss	—	—	—	(20,424)	(20,424)
Stock-based compensation	—	—	4,116	—	4,116
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	903,574	—	(1,009)	—	(1,009)
Balance at June 30, 2023	89,965,342	$9	$716,821	$(552,521)	$164,309
Net loss	—	—	—	(7,875)	(7,875)
Stock-based compensation	—	—	3,477	—	3,477
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	577,274	—	(37)	—	(37)
Balance at September 30, 2023	90,542,616	$9	$720,261	$(560,396)	$159,874

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(25,199)	$(47,864)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,677	13,176
Bad debt expense and other reserves	510	465
Stock-based compensation	8,774	11,872
Increase in the fair value of contingent consideration liability	281	771
Amortization of lease right-of-use assets	642	2,350
Impairment of right-of-use assets	6,880	2,376
Other noncash expense	781	382
Changes in operating assets and liabilities:
Accounts receivable	1,232	(725)
Prepaid expenses and other assets	(2,245)	1,471
Accounts payable	820	1,254
Accrued employee expenses	(1,566)	742
Operating lease liabilities	(3,072)	(3,173)
Accrued expenses and other current liabilities	331	245
Other liabilities	—	43
Net cash provided by (used in) operating activities	1,846	(16,615)
Cash flows from investing activities
Purchase of property and equipment	(6,151)	(9,469)
Net cash used in investing activities	(6,151)	(9,469)
Cash flows from financing activities
Payment of contingent consideration liability	(1,610)	(1,908)
Proceeds from exercise of common stock options	61	502
Taxes paid related to net share settlement of equity awards	(2,608)	(2,554)
Payments for the repurchase of common stock	(13,993)	—
Net cash used in financing activities	(18,150)	(3,960)
Net decrease in cash, cash equivalents and restricted cash	(22,455)	(30,044)
Cash, cash equivalents and restricted cash at beginning of period	136,964	175,518
Cash, cash equivalents and restricted cash at end of period	$114,509	$145,474

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$554	$651
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	779	1,009

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
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers TrueCar Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows automobile manufacturers (“OEMs”) to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.
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
Segments
The Company has one operating segment. From January 1, 2024 through September 30, 2024, the Company’s chief operating decision maker (the “CODM”) was comprised solely of the President and Chief Executive Officer (“CEO”) who managed the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.
The CODM reviews financial information on a consolidated basis, accompanied by information about dealer revenue, OEM incentive revenue, and other revenue (Note 9). All of the Company’s principal operations, decision-making functions and assets are located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. At December 31, 2023, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases, which has since been terminated (Note 5).
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
The Company considers the need to adjust historical information to reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The primary current and future economic indicators that the Company uses to develop its current estimate of expected credit losses include the current and forecast U.S. Gross Domestic Product.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowances, at beginning of period	$860	$1,172	$1,118	$1,073
Charged as a reduction of revenue	621	585	1,598	2,081
Charged to bad debt expense in general and administrative expenses	141	125	510	465
Write-offs, net of recoveries	(810)	(881)	(2,414)	(2,618)
Allowances, at end of period	$812	$1,001	$812	$1,001
The Company’s assessment considered business and market disruptions impacting its customers and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and interest rates are difficult to predict, causing variability and volatility that may have a material impact on the Company’s allowance for credit losses in future periods.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies, including entities with a single reportable segment, to disclose information about their reportable segments’ significant expenses and other items on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements, other than expanded segment disclosures.
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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 5) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent consideration liability as of September 30, 2024.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 by level within the fair value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$109,532	$—	$—	$109,532	$119,735	$—	$—	$119,735
Total assets	$109,532	$—	$—	$109,532	$119,735	$—	$—	$119,735

	At September 30, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$3,873	$3,873	$—	$—	$1,981	$1,981
Contingent consideration, non-current	—	—	—	—	—	—	3,611	3,611
Total liabilities	$—	$—	$3,873	$3,873	$—	$—	$5,592	$5,592
Contingent Consideration Obligations
The following table summarizes the changes in the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value, beginning of period	$3,771	$5,316	$5,592	$6,661
Cash payments	—	—	(2,000)	(2,000)
Changes in fair value	102	116	281	771
Fair value, end of period	$3,873	$5,432	$3,873	$5,432
4.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment and internally developed software	$84,154	$87,830
Furniture and fixtures	962	1,527
Leasehold improvements	4,918	8,694
	90,034	98,051
Less: Accumulated depreciation	(73,649)	(79,171)
Total property and equipment, net	$16,385	$18,880
Included in the table above are property and equipment of $0.8 million and $1.0 million at September 30, 2024 and December 31, 2023, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

Total depreciation and amortization expense of property and equipment was $2.8 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. Total depreciation and amortization expense of property and equipment was $8.9 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Amortization of internal use capitalized software development costs was $2.7 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of internal use capitalized software development costs was $8.5 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively.
5.    Commitments and Contingencies
Reorganization
In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.2 million during the year ended December 31, 2023 in connection with the Restructuring Plan. The Company did not record any restructuring costs during the nine months ended September 30, 2024 related to the Restructuring Plan and does not expect to incur significant additional charges in future periods related to the Restructuring Plan.
The following table presents a roll forward of the Restructuring Plan costs liability for the nine months ended September 30, 2024 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2023	$951
Expense	—
Cash Payments	(951)
Accrual at September 30, 2024	$—
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
As of September 30, 2024, the Company has fully impaired the right-of-use asset associated with the lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At September 30, 2024, the lease liability of $7.1 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.
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
6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding — December 31, 2023	2,240,898	$10.65	3.1
Granted	—	—
Exercised	(22,727)	2.68
Forfeited/expired	(873,422)	12.37
Outstanding — September 30, 2024	1,344,749	$9.67	3.7
At September 30, 2024, total remaining stock-based compensation expense for unvested stock option awards was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years. For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for stock option awards of less than $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for stock option awards of $0.2 million and $0.9 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2023	5,763,510	$2.94
Granted	3,480,100	3.45
Vested	(2,153,845)	3.13
Forfeited	(1,103,038)	3.23
Non-vested — September 30, 2024	5,986,727	$3.12
At September 30, 2024, total remaining stock-based compensation expense for non-vested restricted stock units was $17.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended September 30, 2024 and 2023, the Company recorded $2.0 million and $2.4 million in stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded $6.1 million and $8.9 million in stock-based compensation expense for restricted stock units, respectively.
Performance Stock Units
Activity in connection with performance stock units is as follows for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2023	2,518,556	$4.18
Granted	1,231,577	4.39
Vested	(364,837)	5.99
Forfeited	(131,555)	5.25
Non-vested — September 30, 2024	3,253,741	$4.01
At September 30, 2024, total remaining stock-based compensation expense for non-vested performance stock units was $6.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended September 30, 2024 and 2023, the Company recorded $0.9 million and $0.7 million in stock-based compensation expense for performance stock units, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded $2.5 million and $2.1 million in stock-based compensation expense for performance stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$66	$44	$180	$148
Sales and marketing	434	493	1,349	3,215
Technology and development	496	1,031	1,524	3,028
General and administrative	1,957	1,705	5,721	5,481
Total stock-based compensation expense	2,953	3,273	8,774	11,872
Amount capitalized to internal software use	187	204	554	651
Total stock-based compensation cost	$3,140	$3,477	$9,328	$12,523

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
The Company recorded income tax expense of less than $0.1 million for the three and nine months ended September 30, 2024 and 2023. The Company’s provision for income taxes for the three and nine months ended September 30, 2024 and 2023 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.
There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2024, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.
The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, all income tax years remain open for examination by the Internal Revenue Service (the “IRS”) and various state taxing authorities. The Company is not currently under IRS or state tax examination.
8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,831)	$(7,875)	$(25,199)	$(47,864)
Weighted average common shares outstanding, basic and diluted	90,323	90,176	91,133	89,407
Net loss per share, basic and diluted	$(0.06)	$(0.09)	$(0.28)	$(0.54)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Options to purchase common stock	1,345	2,394
Unvested restricted stock units	5,987	6,790
Unvested performance stock units	3,254	2,647
Total shares excluded from net loss per share	10,586	11,831

Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Program had a remaining authorization of $45.8 million and the Company’s board of directors increased the authorization of the Program by $54.2 million, bringing the total remaining authorization to $100 million, as well as extended the expiration of the program until December 31, 2026. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the three and nine months ended September 30, 2024, the Company repurchased and retired a total of 3,875,069 and 4,300,078 shares under the Program for $12.4 million and $13.7 million, respectively, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company had no share repurchases. As of September 30, 2024, the Company had a remaining authorization of $86.3 million for future share repurchases.
9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dealer revenue	$41,957	$36,068	$116,559	$107,553
OEM incentives revenue	4,376	4,944	12,248	9,490
Other revenue	211	134	584	376
Total revenues	$46,544	$41,146	$129,391	$117,419
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balances of $0.9 million at December 31, 2023 were transferred to accounts receivable during the nine months ended September 30, 2024 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $0.9 million was recorded as of September 30, 2024 and December 31, 2023, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.
10.    Subsequent Events
From October 1, 2024 through November 4, 2024, the Company repurchased and retired 1,706,749 shares under the open market stock repurchase program for $6.2 million. Following these repurchases, the Company had a remaining authorization of $80.2 million for future share repurchases.

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
We have established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Our company-branded platform is available on our TrueCar website and mobile applications. In addition, we customize and operate our platform on a co-branded basis for our many affinity group marketing partners, including financial institutions such as Navy Federal and PenFed; membership-based organizations such as Consumer Reports, Sam’s Club, and AAA; and employee buying programs for large enterprises such as IBM and Walmart. We enable users to obtain market-based pricing data on new and used cars, and to connect with our network of TrueCar Certified Dealers. We also allow automobile manufacturers, known in the industry as OEMs, to connect with TrueCar users during the purchase process and efficiently deliver targeted incentives to consumers.
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
During the three months ended September 30, 2024, we generated revenues of $46.5 million and recorded a loss of $5.8 million. During the three months ended September 30, 2023, we generated revenues of $41.1 million and recorded a loss of $7.9 million, including approximately $1.8 million in charges in connection with the realignment of the Company’s leadership structure beginning in September 2023. During the nine months ended September 30, 2024, we generated revenues of $129.4 million and recorded a loss of $25.2 million. During the nine months ended September 30, 2023, we generated revenues of $117.4 million and recorded a loss of $47.9 million, including approximately $8.9 million in charges in connection with the realignment of the Company’s leadership structure beginning in the third quarter of 2023 as well as charges associated with the Restructuring Plan undertaken in June 2023.

Market Environment
The macroeconomic environment has caused and will likely continue to cause significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, has affected our business, operations and financial results as reflected in the decline in revenues in previous years. While our revenues increased during the nine months ended September 30, 2024, numerous uncertainties remain and we may not sustain such increases or may experience negative effects on our results of operations, financial condition and cash flows in the future. In late June 2024, CDK Global (“CDK”) experienced a cybersecurity incident and suspended several key systems, which negatively impacted the operations and profitability of many of our dealer customers. Before that, OEMs had been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates. The expectation that interest rates will remain relatively high for the foreseeable future, will likely continue to impact the U.S. economy. While the Federal Reserve cut interest rates in September 2024 for the first time since 2020 and has signaled potential additional cuts in the near future, the timing and magnitude of these cuts as well as how much this will impact the broader economy and consumer sentiment is uncertain. Domestically, consumers remain concerned about inflation. Despite strong employment, higher prices and concerns about the economy are negatively weighing on consumer sentiment and spending. The resumption of student loan payments in the second half of 2023 and high interest rates could also reduce consumer demand. Dealers may reduce inventory in response to prolonged high interest rates due to higher financing costs. Lower inventory, along with pressure on consumer demand, may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, inflation and interest rates.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average Monthly Unique Visitors	6,862,059	8,058,367	7,436,985	8,349,586
Units (1)	94,619	82,851	262,426	241,965
Monetization	$490	$495	$491	$484
Franchise Dealer Count	8,303	8,097	8,303	8,097
Independent Dealer Count	3,106	3,406	3,106	3,406

(1)We issued full credits of the amount originally invoiced with respect to 920 units and 1,044 units during the three months ended September 30, 2024 and 2023, respectively. We issued full credits of the amount originally invoiced with respect to 2,759 units and 3,480 units during the nine months ended September 30, 2024 and 2023, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 14.8% to approximately 6.9 million in the three months ended September 30, 2024 from approximately 8.1 million in the same period of 2023. The number of average monthly unique visitors decreased 10.9% to approximately 7.4 million in the nine months ended September 30, 2024 from approximately 8.3 million in the same period of 2023 primarily due to leaning into affinity partners with efficient sales channels and by using a more targeted approach to customer-acquisition spend.
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

The number of units increased 14.2% to 94,619 units in the three months ended September 30, 2024 from 82,851 units in the three months ended September 30, 2023. The number of units increased 8.5% to 262,426 units in the nine months ended September 30, 2024 from 241,965 units in the nine months ended September 30, 2023. The unit increase is primarily related to affinity partners.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization decreased slightly to $490 for the three months ended September 30, 2024 as compared to $495 for the three months ended September 30, 2023. Our monetization increased slightly to $491 for the nine months ended September 30, 2024 as compared to $484 for the nine months ended September 30, 2023. The changes in monetization are primarily due to fluctuations in units and OEM incentives revenue.
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
Our franchise dealer count was 8,303 at September 30, 2024, an increase from 8,097 at September 30, 2023 and 8,232 at December 31, 2023. The increase in franchise dealer count year over year is primarily due to the increase in new vehicle inventory, resulting in franchise dealers increasing their spending on marketing.
Independent Dealer Count
We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 3,106 at September 30, 2024, a decrease from 3,406 at September 30, 2023, and a decrease from 3,268 at December 31, 2023. The decrease in independent dealer count is primarily due to ongoing industry consolidations, with some of our independent dealers being acquired, along with prioritizing franchise activations during the three months ended September 30, 2024.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(5,831)	$(7,875)	$(25,199)	$(47,864)
Non-GAAP adjustments:
Interest income	(1,560)	(1,706)	(4,876)	(5,044)
Depreciation and amortization	4,408	4,894	13,677	13,176
Stock-based compensation	2,953	3,273	8,774	11,872
Change in fair value of contingent consideration liability	102	116	281	771
Impairment of right-of-use (“ROU”) assets (1)	—	323	6,880	2,376
Interest accretion for terminated lease (2)	125	—	210	—
Restructuring charges (3)	—	1,806	1,474	8,947
Provision for income taxes	3	1	13	14
Adjusted EBITDA	$200	$832	$1,234	$(15,752)

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
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue includes expenses related to the fulfillment of our services, consisting primarily of data costs and licensing fees paid to third-party service providers and expenses related to operating our website and mobile applications, including those associated with hosting fees, data processing costs required to deliver introductions to our network of TrueCar Certified Dealers, employee costs related to certain dealer operations, wholesale vehicle acquisition costs, marketing spend on behalf of TrueCar Marketing Solutions (“TCMS”) customers, and facilities costs. Cost of revenue excludes depreciation and amortization of software costs and other hosting and data infrastructure equipment used to operate our platforms, which are included in the depreciation and amortization line item on our condensed consolidated statements of comprehensive loss.
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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2024 and December 31, 2023, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the nine months ended September 30, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$46,544	$41,146	$129,391	$117,419
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	7,736	3,813	17,481	11,590
Sales and marketing	25,049	23,153	71,076	77,099
Technology and development	7,179	9,341	22,735	35,349
General and administrative	9,560	9,525	34,484	33,099
Depreciation and amortization	4,408	4,894	13,677	13,176
Total costs and operating expenses	53,932	50,726	159,453	170,313
Loss from operations	(7,388)	(9,580)	(30,062)	(52,894)
Interest income	1,560	1,706	4,876	5,044
Loss before income taxes	(5,828)	(7,874)	(25,186)	(47,850)
Provision for income taxes	3	1	13	14
Net loss	$(5,831)	$(7,875)	$(25,199)	$(47,864)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$200	$832	$1,234	$(15,752)

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Dealer revenue	$41,957	$36,068	$116,559	$107,553
OEM incentives revenue	4,376	4,944	12,248	9,490
Other revenue	211	134	584	376
Total revenues	$46,544	$41,146	$129,391	$117,419
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Total revenues increased $5.4 million, or 13.1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to an increase in dealer revenue driven by a $3.3 million increase in franchise dealer revenue, $2.3 million from the expansion of TCWS, net the corresponding decrease in Sell Your Car revenue, and $1.0 million due to the introduction of TCMS products. The increase in dealer revenue was partially offset by a $0.6 million decrease in independent dealer revenue. OEM incentives revenue decreased $0.6 million due to a particularly heavy marketing and generous incentive offers for one program during the third quarter of 2023, which didn’t recur in the third quarter of 2024. Dealer revenue, OEM incentives revenue, and Other revenue represented 90.1%, 9.4%, and 0.5%, respectively, of revenues for the three months ended September 30, 2024 as compared to 87.7%, 12.0%, and 0.3%, respectively, for the same period in 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Total revenues increased $12.0 million, or 10.2%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in dealer revenue, driven by a $7.5 million increase in franchise dealer revenue, $3.0 million from the expansion of TCWS, net the corresponding decrease in Sell Your Car revenue, and $1.6 million from the introduction of TCMS products. The increase in dealer revenue was partially offset by a $1.8 million decrease in independent dealer revenue. OEM incentives revenue increased $2.5 million, driven by the activation of new incentive programs. Dealer revenue, OEM incentives revenue, and Other revenue represented 90.1%, 9.5%, and 0.4%, respectively, of revenues for the nine months ended September 30, 2024 as compared to 91.6%, 8.1%, and 0.3%, respectively, for the same period in 2023.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$7,736	$3,813	$17,481	$11,590
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	16.6%	9.3%	13.5%	9.9%
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Cost of revenue increased $3.9 million, or 102.9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to the cost of acquiring wholesale vehicles as we expand TCWS, in addition to marketing costs associated with the introduction of TCMS products. We expect cost of revenue to increase along with the growth of TCWS and TCMS products.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Cost of revenue increased $5.9 million, or 50.8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to the cost of acquiring wholesale vehicles as we expand TCWS in addition to costs associated with the introduction of TCMS products.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$25,049	$23,153	$71,076	$77,099
Sales and marketing expenses as a percentage of revenues	53.8%	56.3%	54.9%	65.7%
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Sales and marketing expenses increased $1.9 million, or 8.2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase primarily reflects a $1.7 million increase in revenue share paid to our affinity marketing partners, a $0.4 million increase in recurring employee-related expenses and a $0.4 million increase in branded media spend. The increase is partially offset by a decrease of $0.4 million in expenses associated with the realignment of the Company’s leadership structure beginning in September 2023. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. We expect branded media spend to continue to fluctuate as changes in the overall market environment impacts conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support TrueCar+ and other initiatives.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Sales and marketing expenses decreased $6.0 million, or 7.8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease primarily reflects a $5.2 million decrease in recurring employee-related expenses, a $2.2 million decrease in expenses associated with the Restructuring Plan, a $0.7 million decrease in software costs, and a $0.4 million decrease in other marketing costs. The decrease is partially offset by an increase of $2.7 million in revenue share paid to our affinity marketing partners. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
Technology and development expenses	$7,179	$9,341	$22,735	$35,349
Technology and development expenses as a percentage of revenues	15.4%	22.7%	17.6%	30.1%
Capitalized software costs	$2,084	$2,396	$6,268	$9,582
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Technology and development expenses decreased $2.2 million, or 23.1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily due to a $0.8 million decrease in expenses associated with the September 2023 realignment of the Company’s leadership structure, a $0.8 million decrease in recurring employee-related expenses, and a $0.3 million decrease in hosting costs and software expense.
Capitalized software costs decreased by $0.3 million, primarily due to a $0.4 million decrease in internal capitalized software costs partially offset by a $0.1 million increase in third-party software costs.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Technology and development expenses decreased $12.6 million, or 35.7% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease primarily reflects a $7.9 million decrease in recurring employee-related expenses, a $2.7 million decrease in expenses associated with the Restructuring Plan and realignment of the Company’s leadership structure, a $0.9 million decrease in hosting costs and software expense, and a $0.4 million decrease in professional service fees.
Capitalized software costs decreased by $3.4 million, primarily due to a $2.6 million decrease in internal capitalized software costs and a $0.8 million decrease in third-party software costs.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
General and administrative expenses	$9,560	$9,525	$34,484	$33,099
General and administrative expenses as a percentage of revenues	20.5%	23.1%	26.7%	28.2%
Three months ended September 30, 2024 compared to three months ended September 30, 2023. General and administrative expenses remained flat for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Within general and administrative expenses was a $0.7 million increase in professional service fees offset by a $0.5 million decrease in expenses associated with the Restructuring plan.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. General and administrative expenses increased $1.4 million, or 4.2%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase primarily reflects a $4.6 million net increase in impairment charges on right-of-use assets associated with our office leases and a $0.8 million increase in professional service fees. The increase is partially offset by a $2.2 million decrease in expenses associated with the Restructuring Plan and realignment of the Company’s leadership structure, a $0.6 million decrease in legal expenses, and a $0.5 million decrease in the fair value adjustment of the contingent consideration liability related to the Digital Motors acquisition.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expenses	$4,408	$4,894	$13,677	$13,176
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Depreciation and amortization expenses decreased $0.5 million, or 9.9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Depreciation and amortization expenses increased $0.5 million, or 3.8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Provision for income taxes	$3	$1	$13	$14
For the three and nine months ended September 30, 2024 and 2023, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $114.5 million.
We have incurred cumulative losses of $587.5 million from our operations through September 30, 2024, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the expiration of the Program until September 30, 2024. In the first quarter of 2024, the Program had a remaining authorization of $45.8 million and our board of directors increased the authorization of the Program by approximately $54.2 million, bringing the remaining authorization to $100 million. At such time, our board of directors also extended the expiration of the Program until December 31, 2026. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the three and nine months ended September 30, 2024, the Company repurchased and retired a total of 3,875,069 and 4,300,078 shares under the Program for $12.4 million and $13.7 million, respectively, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had a remaining authorization of $86.3 million for future share repurchases.
Cash Flows
The following table summarizes net cash derived from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2024	2023
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$1,846	$(16,615)
Net cash used in investing activities	(6,151)	(9,469)
Net cash used in financing activities	(18,150)	(3,960)
Net decrease in cash, cash equivalents and restricted cash	$(22,455)	$(30,044)
Operating Activities
Our net loss and cash flows provided by operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly different than cash provided by operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities for the nine months ended September 30, 2024 was $1.9 million. This was primarily due to our net loss of $25.2 million, adjusted for non-cash items such as depreciation and amortization expense of $13.7 million, stock-based compensation expense of $8.8 million, impairment of right-of-use assets of $6.9 million, other noncash expenses of $0.8 million, amortization of lease right-of-use assets of $0.6 million, and bad debt expense of $0.5 million. Net cash provided by operations also reflected a decrease of $4.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $3.1 million, an increase in prepaid expenses and other assets of $2.2 million, and a decrease in accrued employee expenses of $1.6 million. These decreases were offset by a decrease in accounts receivable of $1.2 million, an increase in accounts payable of $0.8 million, and an increase in accrued expenses of $0.3 million.
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
Investing Activities
Cash used in investing activities of $6.2 million for the nine months ended September 30, 2024 consists primarily of investments in software and computer hardware.
Cash used in investing activities of $9.5 million for the nine months ended September 30, 2023 consisted primarily of capitalized software development costs.
Financing Activities
Cash used in financing activities of $18.2 million for the nine months ended September 30, 2024 represented payments of $14.0 million for the repurchase of shares of our common stock under our open market stock repurchase program, taxes paid of $2.6 million for the net share settlement of certain equity awards, and a payment of $1.6 million for the second tranche of contingent cash consideration associated with our acquisition of Digital Motors. These decreases were offset by proceeds received of $0.1 million from the exercise of employee stock options.
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
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for new accounting pronouncements not yet effective as of the date of this Quarterly Report on Form 10-Q.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. For example, in 2020, the automotive industry experienced a decline in inventory supply due to disruptions related to the coronavirus pandemic. Despite improvements in inventory levels beginning in the latter half of 2022 that resulted in inventory supply in the third quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. We cannot guarantee that inventory supply will ever fully return to historic levels. Historically low inventory levels were attributable to a number of factors, including supply chain disruptions and shortages of critical parts, such as automotive semiconductor chips. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
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
Further, in June 2024, CDK Global, a major provider of automotive information systems, including dealer management systems, or DMS, products that are widely used by our network of TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. CDK’s DMS products are generally used by dealers to manage customer relationships, automotive sales and financing, track inventory and perform other administrative tasks. The CDK cybersecurity incident left a large portion of our TrueCar Certified Dealers without access to certain of these systems for extended periods of time. While the impact of the suspension of CDK’s services was not material to our business, future disruptions of a similar nature, including disruptions to CDK’s systems or other systems used in our business or by our customers, could negatively impact our own business. For example, if business disruptions resulted in a decrease in vehicle sales by either the subset of TrueCar Certified Dealers who pay us a fee per vehicle sold to consumers introduced to them through the TrueCar platform or by dealers that sell vehicles produced by OEMs that pay us per-vehicle fees to promote certain consumer incentives, such sales decreases would result in a corresponding decrease in revenue collected by us from such dealers and OEMs. Further, if dealers experience a decline in revenue as a result of operational disruptions, their ability to allocate marketing spend to products such as ours may be adversely impacted. Finally, as discussed in the risk factor entitled “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future product offerings, including TrueCar+, and could limit our ability to provide our complete platform to consumers and dealer customers as well as the timeliness of the information we provide, and which may impair our ability to attract or retain consumers and TrueCar Certified Dealers and to timely invoice our dealers, and otherwise negatively affect our business,” disruptions to technical integrations and related issues can negatively impact our ability to provide dealers with our services and match sales revenue. Further, in the immediate wake of the CDK cybersecurity incident, certain dealers have expressed hesitation with allowing us to access data through their DMS data feeds due to an increased sensitivity to risks associated with security vulnerabilities.

Labor disputes, strikes or similar activities, whether impacting automobile manufacturers, their suppliers, or the supply chains through which automobiles and their components are delivered, may have an adverse impact on our business if such disruptions result in reduced automobile inventory supply, an increase in the prices of automobiles or otherwise reduce the demand for new automobiles. We cannot predict the impacts of any future labor activity on inventory levels, consumer sentiment or the larger automotive ecosystem, and any such impacts may negatively affect our business and results.

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
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quality and quantity of these leads are important variables in the success of our business and depend on many factors, including the attractiveness of our car-buying experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the partner through which they were introduced to the Auto Buying Program, among others. When our lead quality or quantity declines, for example, in response to macroeconomic factors such as interest rates, inventory shortages or inflation, our unit volume declines, which results in both lower revenues from dealers and OEMs with pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers, including dealers on subscription billing arrangements. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which makes it more likely that they choose to leave our network or insist on lower subscription rates.
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
We believe that our effort to build out our end-to-end consumer car-buying experience, TrueCar+, is critical to the success of our business. Through this initiative, we have integrated certain of our historic product offerings along with newly developed offerings designed to provide an end-to-end car-buying experience in a single, seamless experience.
While we envision providing an end-to-end consumer car-buying experience through our TrueCar+ offering that allows consumers to complete all steps of the car buying process, including: shopping for and selecting a car; applying for and receiving financing; exchanging a trade in vehicle; viewing all costs, taxes and fees associated with a new vehicle; and executing a retail installment contract for the vehicle, all from the TrueCar+ platform, there are a number of technical factors that may make this offering difficult or impossible to develop at scale. For example, such an offering would likely only be effective if integrated into the software platforms already commonly used by a sufficient number of dealers, a process which would require the third-party developers of such software platforms to cooperate with our own product development efforts, and some such developers may view our offerings as competitive with their own or may not otherwise be incentivized to provide such cooperation. Further, providing consumers with accurate and detailed pricing about a potential vehicle purchase requires developing sophisticated systems that properly account for factors such as rebates, financing terms and state and local taxes, which may all differ depending on the relevant jurisdictions and parties involved. Allowing for purchase documentation to be executed remotely or online also requires additional integration into existing dealer software and may be subject to differing legal requirements or restrictions depending on the applicable jurisdiction. Creating an online car buying offering that is effective and attractive to both dealers and consumers requires overcoming these and other challenges. If we are unable to do so, the viability of our TrueCar+ product may be substantially impacted and our business, results of operations and prospects may suffer as a consequence.
In July 2024, we announced a pilot program of TrueCar+ in the San Francisco Bay Area, however, for the reasons described in this risk factor, we cannot guarantee that we will be able to expand the scale of this offering to the extent necessary to positively impact our business, revenue and operations. If we are unsuccessful in rolling out a scalable TrueCar+ offering, providing a compelling value proposition to the consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.

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
As a result of this reduction in force, we have incurred additional charges, including cash expenditures for severance costs, as well as non-cash expenditures related to the vesting of stock-based compensation. This reduction in our workforce may result in unintended long-term consequences, including employee attrition beyond our intended reduction in force; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these or other adverse consequences, the Restructuring Plan may not sustain its intended benefits, and any benefits, if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
Further, a number of our executives departed in connection with the Restructuring Plan and in the following months. As described in greater detail in the risk factor entitled “Our business could be adversely affected by executive and other transitions in our senior management team or if any vacancies cannot be filled with qualified replacements in a timely manner,” executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style.
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
Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, macroeconomic challenges such as coronavirus pandemic and related inventory shortages imposed financial hardships on dealers, and the termination of our partnership with USAA in 2020 diminished the number of users that we refer to our dealers and decreased the average quality of the leads that we provide our dealers, and while we have taken actions intended to mitigate these effects on our dealers, there can be no assurance that our efforts will be successful.
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
If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, in the past we have opted to provide subscription dealers with discounts in response to volatility in our monetization rates, including during the coronavirus pandemic. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates in line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.
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
As described elsewhere in this “Risk Factors” section, car dealerships have sometimes viewed our business in a negative light. Although we have taken steps intended to improve our relationships with dealerships, there can be no assurance that our efforts will be successful. Beginning in early 2020, we experienced the loss of a significant number of both franchise and independent car dealers in our network, including as a result of the coronavirus pandemic, inventory shortages and the termination of our affinity partnership with USAA. Although the number of franchise dealers in our network increased in 2023, we continued to lose franchise dealers due to certain independent dealers being acquired in industry consolidations or going out of business as higher interest rates on dealer floor plans put pressure on dealers along with price volatility. As a result, we may be unable to maintain or grow the number of car dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. If we continue to experience a protracted decline, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.
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
We depend on data provided by our dealers to provide our users with information about what others paid for the same make and model of car, among other aspects of our user experience. If a critical mass of dealers nationally, or in any given geographic area, goes out of business, or cancels or suspends their participation in our network, we may be unable to provide comparable sales data, our used-car inventory count and certain key elements of our platform to users in the affected areas, or the quality of the information or user experience could deteriorate in those areas. Although we introduced distance retailing in 2022 to allow consumers to choose from an expanded selection of inventory beyond their immediate geographic location, a majority of TrueCar consumers who ultimately purchase vehicles after being introduced to dealers through our platform do so from dealers in their immediate geographic region. Furthermore, although our TrueCar+ pilot program allows consumers to purchase new and used cars online without visiting a dealership, new cars are available through this pilot only to California residents and we are unable to offer used cars in all U.S. states as part of the current TrueCar+ pilot program.

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
Starting in 2023, we began to observe decreases in the number of independent dealers on our platform, primarily due to independent dealers being acquired in recent industry consolidations or going out of business. Manufacturers that offer multiple automotive brands may also incentivize franchise dealers to move away from certain brands in order to prioritize others, such as Jaguar Land Rover’s announcement in 2023 that it would incentivize franchise dealers to close Jaguar dealerships in order to promote Land Rover dealerships. While we do not believe that we have to date lost a critical mass of dealers in any particular geographic area, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to some of our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.
Changes we make to our products, including as they relate to TrueCar+, may impact how such products are viewed by our dealers and consumers.
We have made recent changes to our products, including in anticipation of the rollout of TrueCar+, that may impact how such products are viewed by our dealers and consumers. For example, we historically offered our Trade solution to our dealers through a commercial partnership with Accu-Trade, but this relationship ceased in May 2023. Although we have continued offering valuation data for our Trade and “Sell Your Car” products with the support of our affiliate, TCWS, instead of Accu-Trade, we cannot guarantee that consumers or dealers will consider our replacement product comparable to what we have historically provided through our partnership with Accu-Trade. If dealers conclude that this change decreased the value of our product offerings, our business may be adversely affected. We also cannot assure you that we will be able to operationalize and implement the replacement support of TCWS at the same scale as the Accu-Trade product. If we are unable to do so, the TrueCar+ offering and our business and prospects will be adversely affected. The business model of TCWS also introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor entitled “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory. If TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.
We have introduced, and intend to continue to introduce, additional other products in connection with the rollout of our TrueCar+ offering. However, because these products are new and may be relatively untested, we may be unable to anticipate issues that arise following their introduction. This has resulted in our product development and rollout being an iterative process in which we may modify, pause or cease certain features or products, and we expect to continue this approach with future offerings. Consumers and dealers may view past or future alterations or removals of TrueCar+ features or products in a negative light, which could adversely affect the prospects of our TrueCar+ offering. For more information on potential risks to our reputation with dealers arising from these new products, refer to the risk factor entitled “If key industry participants, including car dealers, affinity partners and automobile manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to grow and our financial performance may be damaged.”

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
The primary user experience on our TrueCar-branded website platform has evolved since its launch in 2010 but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including the rollout of our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to successfully scale such an end-to-end car-buying solution, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.
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
Economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation and fuel prices, may have a material adverse effect on our business, financial condition and results of operations.
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

Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022 and 2023 as well as any additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues,” or other factors may also increase the amount of time that consumers wait between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the underlying value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.
Similarly, inflation may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation. For example, during the twelve months ended June 30, 2022, consumer prices increased 9.1% according to the Department of Labor, and while increases in the rate of inflation have slowed since the summer of 2022, rates of inflation have remained consistently elevated compared to the years leading up to the coronavirus pandemic, and we cannot predict the extent prices will continue to rise, or the long-term effects these conditions may have on consumer behavior.
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that prohibited or curtailed the sale of automobiles. On top of these legal restrictions, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer due to certain potential long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for commuting is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.
The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.
For the nine months ended September 30, 2024, we derived approximately 9.5% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2023, the corresponding figure was approximately 9.4%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Certain manufacturers who participated in our programs in the past suspended their participation due to the low inventory levels during this time, and we cannot guarantee that all such manufactures will return to our program even as inventory issues subside.

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

Further, some of our arrangements with manufacturers are intended to specifically target members of our affinity group marketing partners. If our relationships with such affinity group marketing partners are terminated, harmed or otherwise unfavorably modified, our ability to offer such programs with manufacturers may be negatively impacted, which could adversely affect our business and financial performance. For example, in October 2024, American Express, one of our longstanding affinity group marketing partners, notified us of its termination of our affinity partnership, with such termination to be effective in April 2025. Beginning in the second quarter of 2023, one of the car manufacturers for which we from time-to-time host incentives participated in an arrangement in which promotional incentives were offered to American Express card members who purchased certain of such manufacturer’s vehicles through the auto purchasing program we host for American Express members. As a part of such arrangement, we received a fee from the manufacturer for each vehicle sold in connection with the program. At the time we received American Express’ termination notice, the revenue generated by this arrangement accounted for a significant majority of the revenue generated by all of our promotional arrangements with manufacturers. Since April 2024, the month in which the most recent iteration of our partnership with American Express became effective, the average monthly revenue earned from this arrangement was approximately $840,000, representing an annual run-rate of approximately $10 million. If we are unable to identify additional avenues through which to offer manufacturer incentives as alternatives to the American Express member network, our revenue from arrangements with manufacturers will be adversely impacted.
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
•affinity group marketing partners might de-emphasize the car-buying programs within their offerings or alter the user experience for members in a way that results in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or
•the economic structure of our agreements with affinity group marketing partners might change, resulting in a decrease in our operating margins on transactions by their members or otherwise require us to incur additional costs associated with maintaining the partnership.
For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year, were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, including by increasing our unit volume through other sources, our business, revenues, results of operations and cash flows will continue to be materially negatively affected. Further, as discussed in the risk factor entitled “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results,” our affinity partner American Express provided us with a notice of termination in October 2024. Pursuant to this notice, the auto purchasing program we host on behalf of American Express for its card members will terminate in April 2025. In the twelve months prior to our receipt of American Express’ termination notice, approximately 5% of our units resulted from the American Express auto purchasing program. If we are unable to identify alternative sources through which to sell units following the loss of American Express’ auto purchasing program, our units, revenue and business will be negatively impacted.
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
A significant change to our relationships with affinity group marketing partners may have a negative effect on our business in other ways. For example, the termination by an affinity group marketing partner of our relationship may create the perception that our products and services are no longer beneficial to the members of affinity groups or a more general negative association with our business. In addition, a termination by an affinity group marketing partner may result in the loss of the data it provided to us about automobile transactions. This loss of data may decrease the quantity and quality of the information that we provide to consumers and may also reduce our ability to identify transactions for which we can invoice dealers. Further, certain of our marketing partners are affiliated with well-established brands that consumers may perceive as trustworthy and reputable. To the extent we lose our affiliation with such brands or consumer views of such brands decline, consumer perceptions of our own brand may be negatively impacted. If our relationships with affinity group marketing partners change, our business, revenue, operating results and prospects may be harmed.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us, and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At September 30, 2024, our franchise dealer count was 8,303.
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
Similarly, if dealers come to view our products and services in a negative light, in particular the products and services associated with TrueCar+, which we are currently rolling out to dealers, our dealer network could be adversely affected.
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
Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. The potential or actual loss of marketing support could cause those dealers to cease being members of our TrueCar Certified Dealer network, which would adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers. As discussed in greater detail in the risk factor entitled “A significant reduction in the number of cars purchased from our TrueCar Certified Dealers by members of our affinity group marketing partners, such as the decrease in our unit volume following our termination of our partnership with USAA in 2020, would reduce our revenue and harm our operating results,” a majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.
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

Recently, we have experienced significant changes in our management team. In February 2023, we appointed a new chief financial officer, transitioned our prior chief financial officer to the role of chief operating officer and appointed a chief commerce officer, a newly created executive position that was later transitioned to the position of chief revenue officer. As described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated,” in June 2023, in connection with the Restructuring Plan, our former president and chief executive officer was terminated and resigned from our board of directors, and our chief operating officer was appointed as president and chief executive officer. In addition, in September 2023, we announced the replacement of both our chief financial officer and head of sales and the creation of a new position, chief revenue officer. Other executives that departed in 2023, whether in connection with the Restructuring Plan or otherwise, include our chief technology officer, chief communications officer, head of product, senior vice president of partnerships, senior vice president of business development and senior vice president of Digital Motors. Our senior vice president of data engineering departed in the first quarter of 2024. In August 2024, we transitioned our prior chief people officer to the role of chief operating officer. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to the financial disruption caused by the coronavirus pandemic, we temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention.
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
In recent years, the market for motor vehicles has been characterized by rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks and other fundamental changes in the automotive industry and transportation technology and infrastructure could have a substantial impact on consumer demand for the purchase or lease of automobiles. Moreover, if a broader nationwide shift toward work-from-home arrangements persists in the long term, consumer demand for cars could decrease. If we fail to respond adequately to a decline in the demand for automobile purchases, it could have a material adverse effect on our business, growth, operating results, financial condition and prospects.
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
Further, key contractual counterparties, including our affinity group marketing partners and automobile manufacturers who participate in our incentive programs, are increasingly requiring that our products adhere to certain technical standards, including accessibility and security standards, more stringent than those that we believe are currently required by applicable law. Ensuring that our products adhere to these requirements could divert our attention from key initiatives and require the investment of a significant amount of resources and, if we are unsuccessful in implementing these standards, could negatively affect our reputation and contractual relationships, which could adversely affect our growth rate, revenue and financial and operating performance. As discussed in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. If either such third parties do not cooperate as anticipated or if their software or processes do not perform as anticipated, our products may be adversely affected.
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
As discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other factors,” in June 2024, CDK Global, a major provider of DMS products which are used by many of our TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. Our platform is designed to integrate with certain tools and software used by our TrueCar Certified Dealers, including CDK’s DMS products. If any third-party products widely used by our network of Certified Dealers become unable to integrate with our products, certain aspects of our services could be interrupted, some dealers on our network may lose faith in our value proposition and our business, operations and results may be adversely impacted. Further, we rely on automobile purchase data to match purchases from TrueCar Certified Dealers. This allows us to track units sold, demonstrate the value we provide our TrueCar Certified Dealers and to calculate revenue from the
TrueCar Certified Dealers that we bill on our pay-per-sale billing model. If we are unable to match sales to leads due to technological or other disruptions, our revenue and business may be adversely affected.
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
Our competitors offer various products and services that compete with us. Some of these competitors include:
•internet search engines and online automotive sites such as Google, Amazon, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com and Cars Commerce (also known as Cars.com);
•sites operated by OEMs such as General Motors and Ford;
•online automobile retailers such as Carvana, CarMax (and its subsidiary Edmunds), DriveTime and other local and national dealerships with strong online presences;

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
Further, many laws, including the Telephone Consumer Protection Act of 1991, the CAN-SPAM Act of 2003 and the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act of 2019, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected, and we could face potentially costly litigation. Further, in December 2023, the Federal Communications Commission (“FCC”) adopted new rules that expanded the requirements related to collecting consumer consent prior to initiating outbound contact with consumers via phone call or text by restricting the practice of collecting a single consumer consent to authorize covered communications from multiple sellers. The implementation of these new rules could require us to make certain changes to our consumer consent collection practices and user experience. If any such changes cause consumers to view our products and user experience as less appealing, our close rate and value proposition to consumers and dealers could be negatively impacted.
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

For example, as discussed elsewhere in this risk factors section, in June 2024, CDK Global, a major provider of DMS products, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. Although we identified no evidence that suggested our own systems were exposed in the incident that impacted CDK, we do share and receive certain data through CDK’s interface. If regulators or other government authorities take the position that the exposure of any data we sent or received through CDK’s systems required us to take further action, or if such a conclusion is reached with respect to a future security incident, we may incur compliance costs and potentially face legal liability.

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
In December 2010, the FCC adopted so-called “net neutrality” rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. Multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. In April 2024, the FCC voted to reinstate the Federal Net Neutrality Regulations, but the reinstated rules were temporarily blocked by the Sixth Circuit U.S. Court of Appeals in August 2024 pending the resolution of legal challenges brought by internet service providers. This area of the law remains uncertain, and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 30.3% in 2022 to $161.5 million and by an additional 1.7% in 2023 to $158.7 million. In light of the termination of our partnership with USAA in 2020 and the automobile inventory shortage that began in 2021 and other risks described in this “Risk Factors” section, our revenue in the future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $587.5 million at September 30, 2024. During the nine months ended September 30, 2024, we had a net loss of $25.2 million. In the past we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
Our business depends on our intellectual property, the protection of which is crucial to our success. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties have attempted to copy aspects of our website features, software and functionality and such parties may further attempt to obtain and use information that we consider proprietary.
Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “TrueCar.”
We have also registered trademarks under the laws of certain jurisdictions outside of the United States. If applicable authorities determine that we do not conduct sufficient activities in such jurisdictions to maintain our rights over such trademarks, our ability to expand our business and our brand into new markets in the future could be harmed. From time to time, we have also been made aware of unauthorized uses of our intellectual property by parties we believe to be based in jurisdictions outside of the United States. It can be difficult or impossible to pursue any such infringement if such jurisdictions do not provide adequate intellectual property protections.
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
At September 30, 2024, we had intangible assets of $3.6 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of September 30, 2024, approximately 3.3% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.

If our ability to use our net operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.
We have federal net operating loss carryforwards that begin to expire in the year ending December 31, 2034 and state net operating losses that began to expire in the year ended December 31, 2022. Federal net operating losses generated after December 31, 2017 will not expire and will carry forward indefinitely but will be limited in any given year to offsetting a maximum of 80% of our taxable income for the year, determined without regard to the application of such net operating loss carryforwards. We also have federal research and development credit carryforwards that begin to expire in the year ending December 31, 2040 and state research and development credit carryforwards that can be carried forward indefinitely.
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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, the fourth quarter of 2018, and the second quarter of 2024, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in connection with the Restructuring Plan undertaken in June 2023, we modified our previously issued guidance under which we had expected to have an aggregate cash balance in excess of $125 million when we achieved breakeven or positive EBITDA by the fourth quarter of 2023, stating that instead we expected that our aggregate cash balance could drop below $125 million, in part as a result of expenses associated with the Restructuring Plan. At times we may also provide nonfinancial guidance related to other aspects of our business such as the anticipated timing of certain product development milestones. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, or if our actual results fail to meet our publicly-announced guidance or the expectations of such parties, the price of our common stock could decline. Given the volatility of our business recently during the coronavirus pandemic, the recent automobile inventory shortages and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the nine months ended September 30, 2024, the trading price of our common stock fluctuated from a low of $2.56 per share to a high of $4.05 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of September 30, 2024, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 56% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree, or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2024, approximately 88.5 million shares of our common stock were outstanding. In addition, as of September 30, 2024, there were 1.3 million shares underlying options, 6.0 million shares underlying restricted stock units and 3.3 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.9 million shares (including vested options) as of September 30, 2024 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, although we did repurchase shares in the nine months ended September 30, 2024, we made no repurchases of shares under our share repurchase program in the year ended December 31, 2023. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and increased the costs of repurchasing shares of our common stock. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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
For example, as discussed in the risk factor entitled “General economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation and fuel prices, may have a material adverse effect on our business, financial condition and results of operations,” responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways, and we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 — July 31, 2024	1,080,383	$3.54	1,080,383	$94,964,635
August 1, 2024 — August 31, 2024	1,454,405	$2.99	1,454,405	$90,616,806
September 1, 2024 — September 30, 2024	1,340,281	$3.19	1,340,281	$86,338,515
Total	3,875,069	$3.21	3,875,069	$86,338,515

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
(2)Average price paid per share for open market transactions excludes commission.

Item 5.    Other Information

During the three months ended September 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1#
Employment Agreement, dated as of March 10, 2022, by and between the Registrant and Jill Angel, as amended by Amendment to Employment Agreement, dated as of August 16, 2024, by and between the Registrant and Jill Angel.
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

TRUECAR, INC.

Date:	November 7, 2024	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)