Form 10-K
period 2024-12-31
TrueCar, Inc.
filed 2025-02-20
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $282,455,081 based upon the closing price reported for such date on the Nasdaq Global Select Market.
    As of February 14, 2025, the registrant had 87,256,034 shares of common stock outstanding.

Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. That Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•Economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, tariffs and fuel prices may have a material adverse effect on our business, financial condition and results of operations.
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

PART I
Item 1.    Business
Overview

TrueCar is a leading automotive digital marketplace that operates at the heart of the automotive retail ecosystem where car shoppers, dealers and manufacturers intersect. Powered by proprietary data and analytics, we are developing the industry’s most personalized and efficient car-buying experience accessible to consumers on our TrueCar-branded website and mobile applications as well as co-branded websites operated in partnership with over 250 leading brands and organizations such as Sam’s Club, AAA, and Navy Federal Credit Union, which we refer to as our affinity partner network. Through our platform, we enable car shoppers to connect directly with our network of TrueCar Certified Dealers and allow dealers and automotive manufacturers, known in the automotive industry as original equipment manufacturers, or OEMs, to reach up to 7 million in-market car shoppers that shop on TrueCar each month.

Consumers

For many consumers, the car-shopping experience can be time-consuming and inefficient. Discovering the right vehicle across a myriad of brands, models and available inventory can be daunting and information about a vehicle’s fair market value, available incentives and personalized pricing is often opaque and hard to come by. TrueCar simplifies the car-buying process for consumers by providing an intuitive and personalized digital shopping experience that helps shoppers (1) discover and compare vehicles with proprietary content and data-driven rankings, (2) search for their desired vehicle across nearly 2 million average listings, (3) become informed on a vehicle’s fair market price, (4) access exclusive offers and incentives, (5) appraise the value of a vehicle they want to trade or sell, (6) explore and unlock competitive financing solutions, and (7) connect seamlessly with TrueCar’s network of Certified Dealers.

Dealers

Our nationwide network of Certified Dealers extends across all 50 states and the District of Columbia and consists of both new car franchise dealers representing nearly every major vehicle brand and independent dealers exclusively selling used vehicles. These dealers can take advantage of our offerings to cost-effectively drive incremental vehicle sales by marketing to and connecting with highly-informed in-market car shoppers. Beyond providing dealers with access to our unique audience, we empower dealers to convert shoppers into buyers using our proprietary market data and consumer insights as well as a range of sales enhancement tools that allow dealers to create and share personalized offers with TrueCar leads. In addition, we support dealers interested in sourcing used vehicles directly from consumers through our Trade and Sell-Your-Car experiences.

OEMs

Through the co-branded auto buying platforms we host for over 250 affinity partners, we are capable of powering targeted incentive programs on behalf of OEMs. Strategically providing vehicle discounts and incentives in order to capture a greater share of new-vehicle shoppers is a challenge faced by many OEMs. While broad-based discounts can cannibalize revenue and negatively impact the residual value of vehicles collateralizing loans and leases financed by OEMs, our Private Targeted Offers empower OEMs to offer cash-rebate incentives exclusively to members of our affinity partner network.

In addition, through our advertising products powered by our rich proprietary data and integrated marketing technology stack, we allow OEMs to dynamically reach consumers early in the consideration cycle and offer them a cost-effective channel for their digital marketing spend. We deploy these strategies through proprietary analytics that measure and respond to consumer behavior in a digital marketplace context.

Affinity Partners

Leveraging the power of partnership is key to our business model and our ability to create differentiation in a highly-competitive market. To that end, we have grown to become the exclusive auto-buying partner to over 250 membership organizations and consumer brands for whom TrueCar powers white-labeled and co-branded car-buying websites that provide their members with the same personalized digital car shopping experience as TrueCar’s branded platform along with exclusive OEM incentives and other member-only benefits. These affinity partners span multiple verticals including (1) financial institutions, such as Navy Federal Credit Union, who derive value from the partnership through incremental auto loan originations, (2) membership organizations, such as Sam’s Club, that rely on the program to support member retention and loyalty, (3) insurance providers, such as Progressive Insurance, that seek to provide their policyholders with a quick and seamless vehicle replacement solution when they need it most, (4) automotive publishers, such as Car and Driver, that are able to integrate real-time vehicle listings and pricing into their content, and (5) employee benefits platforms, such as NextJump, that leverage our seamless car-buying experience and exclusive incentives to grow their network of participating employers seeking to provide modern benefits that drive employee satisfaction. Meanwhile, each affinity partner in our network provides TrueCar with a unique audience of prospective car buyers that we can market to and convert into high-value leads for our Certified Dealers.

Products & Services
Consumers

The following are key elements of our core leads-based consumer experience:

Shop

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

Deal Building

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

TrueCar Post Prospect Unified Vehicle Detail Page (VDP). After consumers have identified a vehicle in which they are interested and received a price offer from a dealer subscribed to one of our Access packages discussed further below, we allow them to further customize their "deal" through our TrueCar Unified VDP, including their vehicle trade-in and payment. If consumers intend to trade in a vehicle in connection with their purchase, or sell their vehicle to a dealer, they can obtain a conditional price offer on the trade-in vehicle through our Trade solution. The post prospect Unified VDP also allows consumers to customize a loan or a lease and approximate monthly payments, inclusive of applicable incentives, taxes and fees and based on self-reported credit score, loan or lease term and other factors. Beyond receiving a trade-in offer and estimating their payment, consumers using our TrueCar Deal Builder functionality can schedule a test drive or schedule an appointment to finalize the deal for their vehicle of interest and see a complete Deal Summary of the deal that they chose. We view the Unified VDP post prospect experience as an important component of our efforts to create a seamless car-buying experience.

Exclusive Offers

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

Finance and Insurance Features. We also provide finance and insurance tools that are integrated into the consumer experience in order to help streamline consumers' car-buying experience. Our insurance feature allows consumers to connect with one of our insurance partners, from whom they may obtain car insurance. We also have partnered with certain financial institutions to allow consumers who have received offers from dealers who also have partnered with these institutions to pre-qualify for an auto loan. Finally, we enable consumers to use a widget that connects them with a major consumer credit reporting agency to allow them to request their credit score.

Dealers

Core Auto Buying Program

Dealer Auto Buying Program. Our core listings and lead generation product allows dealers to list, in the case of franchise dealers, both new and used inventory and, in the case of independent dealers, used inventory, on TrueCar.com and our branded sites and our affinity partner sites and receive the contact information of new- and used-vehicle shoppers, as applicable, that submit a lead on one or more of their listings. Approximately 70% of franchise dealers and nearly all independent dealers are charged a fixed monthly subscription rate that is determined based on a number of factors including, in the case of franchise dealers, their market size and the brands that they retail and, in the case of independent dealerships, the size of their dealership and the market in which they operate. Approximately 30% of franchise dealers are on a performance-based billing model that is tied to sales volume or, in limited instances, lead volume.

Sponsored Listings

Marketplace Sponsored Listings. Dealers can pay to have their new or used inventory displayed in select placements near the top of a search results page in order to improve the visibility of their inventory and drive incremental lead volume to their dealership. Dealers can purchase Marketplace Sponsored Listings in packages of 5, 10, or 20 vehicles and are charged a monthly fee based on the package size.

Sponsored Vehicle Listing Ads. This product allows dealers to showcase their inventory on select landing-page placements of traffic directed to TrueCar.com from Google Vehicle Listing Advertisements.

Rankings Recommender. Franchise dealers can pay to spotlight their new vehicle inventory on TrueCar’s internally developed content including new model reviews and vehicle rankings.

Lead Enhancement Add-Ons

Prime Path. Prime Path drives consumers directly to a dealer’s website by allowing consumers to click on an embedded link that is revealed once the consumer has prospected on a dealer’s vehicle.

Auto Intro. Customized dealer-branded emails are programmatically sent to consumers that submit leads on a dealer’s vehicle providing a “warm introduction” between the dealer and consumer.

Vehicle Sourcing Products

Sell Your Car. Dealers that subscribe to our Sell Your Car product receive leads from consumers that use TrueCar to appraise the sale value of their vehicle, as described further above.

TrueCar Wholesale Solutions. Through TCWS, a licensed wholesale dealer, we are able to acquire vehicles directly from consumers and sell them to TrueCar Certified Dealers that are actively looking to stock those vehicles. This provides a seamless vehicle-sourcing channel for dealers with specific inventory stocking needs and allows consumers in markets where we might not have sufficient dealer coverage to sell their vehicle at a competitive price.

TrueCar Marketing Solutions

TrueCar Marketing Solutions, or TCMS, is a suite of digital marketing solutions that combines agency-level expertise with a robust marketing technology stack, leveraging proprietary first-party data to help dealers expand their reach, improve advertising efficiency, and drive both vehicle sales and high-margin service business. TCMS offers on- and off-platform advertising solutions designed to engage in-market car shoppers with precision targeting. TCMS simplifies digital marketing for dealers by delivering targeted, data-driven solutions that maximize reach and efficiency, helping dealerships sell more cars and drive service revenue.

Digital Advertising Packages. TCMS is designed to provide scalable digital advertising solutions designed to help dealerships effectively reach in-market shoppers across a range of digital channels including social media advertising, display advertising (both on-site and off-site), connected TV (such as such as advertisements on video streaming services), streaming audio and email marketing. These solutions are available for both sales and service campaigns, enabling dealers to promote vehicle sales, service offers, and seasonal promotions while optimizing ad spend across multiple channels.

Dealer Private Targeted Offer. Dealer Private Targeted Offers are designed to help move aged inventory by offering exclusive discounts on specific inventory to members of TrueCar’s affinity network. By marketing these special offers directly to engaged car shoppers, dealers can reduce carrying costs while driving more targeted leads.

TrueCar Military Program. TrueCar’s Military Program provides dealers with exclusive access to military families, offering co-branded omni-channel campaigns that promote special military incentives. This program helps dealerships tap into a large, highly engaged and loyal audience.

Data & Technology

Dealer Portal. Our network of TrueCar Certified Dealers utilize the Dealer Portal, an application that is accessible online and on mobile devices, as a sales enhancement platform. This portal offers exclusive insights into customer behavior and needs, enhancing the capabilities of a dealer's customer relationship management system and providing dealers with tools for pricing their vehicles competitively. Additionally, the Dealer Portal facilitates the creation of TrueCar and partner network branded offers, managing inventory, and Sponsored Listings on TrueCar. The Dealer Portal also includes various management tools and reports to optimize dealer operations and sales strategies. We also use Dealer Portal as a dealer engagement tool to promote our products and offerings to active dealers and support administrative functions such as invoicing.

Strategic Pricing Tools. The Dealer Portal’s Pricing Tools equip dealers with an integrated platform for assessing and setting competitive prices for all vehicles. This includes options for adding dealership-installed options and fees, applying affinity network and used vehicle discounts and customizing pricing for each new vehicle make, model, style and VIN, leveraging historical transaction data for pricing precision.

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

TrueCar Access. The majority of our dealers utilize our TrueCar Access package, comprised of our Trade and Payments solutions. Through our Trade solution, participating dealers can provide consumers with information on the value of the vehicle they wish to trade. For trade-in vehicles that are part of our TrueCar+ flow, dealers can provide consumers with a conditional offer to purchase the consumer's vehicle, which we refer to as a True Cash Offer, all through our online platform. The amount of a True Cash Offer is determined by TCWS, and, where applicable, is backed by a guarantee from TCWS to the dealer that the vehicle will be repurchased at the indicated price if the dealer does not wish to keep it. Through our Payments solution, participating dealers can show consumers accurate estimates of their monthly lease or loan payments with digital retailing tools that span the buying and selling lifecycle. We have historically offered the Trade and Payments products separately and continue to do so for certain dealers. Dealers can access these tools through the Dealer Portal referred to above.

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

OEMs

Incentive Programs. We enable manufacturers to target consumers based on membership in an affinity group and other criteria. Through our platform, manufacturers can create cash incentives targeted to specific consumers and provide the ability to generate a unique coupon code that can be redeemed and validated at any dealership across the country in connection with the purchase of a vehicle. By facilitating and tracking these incentive codes in their own reporting systems, manufacturers can account directly for this method of reaching consumers and pay TrueCar for delivering this service on a fee per redeemed incentive.

Marketing Solutions. In addition to running targeted incentive offers through our affinity network, OEMs can also advertise through TrueCar to reach consumers at any point in their shopping journey through integrated onsite display content and off-site retargeting across various channels, including email, display ads, social media and search engines.

Affinity Partners

We currently power the auto buying programs for more than 250 affinity group marketing partners that include some of the nation’s largest brands and membership-based organizations. Our affinity group partner network is an important part of our business and enables TrueCar Certified Dealers to increase their exposure to car shoppers.

TrueCar+

TrueCar+ represents the first and only automotive marketplace that enables consumers to purchase a new, used or certified pre-owned vehicle entirely online without having to visit the dealership. For consumers, TrueCar+ offers the convenience and flexibility of shopping thousands of eligible vehicles and completing all of the car-buying steps, from selecting finance and insurance products, securing competitive financing, receiving a binding value on their trade-in, and executing a retail installment contract, from their home. For dealers, TrueCar+ represents the first and only digital retailing solution that allows them to reach consumers far outside their addressable market while growing their bottom line through sales efficiencies and enhanced pricing power. In July of 2024, we launched the beta version of TrueCar+ in California and have continued to evolve the product with the goal of commercializing it more broadly in the future.

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

Our principal competitors for car dealer marketing spend include:
•online automotive content publishers, such as Edmunds and KBB.com, selling impression-based display advertising, and online automotive classified listing sites, such as Autotrader.com, CarGurus.com and Cars Commerce (also known as Cars.com), selling inventory-based subscription billing;
•lead generators, such as AutoWeb.com, selling pay-per-lead advertising;
•Internet sites, such as Google and Facebook, selling cost-per-click advertising; and
•offline media, including newspaper, outdoor advertising, radio, television and direct mail.
Technology
We have designed our technology platform, website and products to provide consumers, dealers and other parties with the information they need to affect a successful car purchase. Consumers access this platform through the TrueCar-branded website, affinity group marketing partner websites and TrueCar-branded and affinity group mobile applications. Dealers access the platform through the software tools available on our Dealer Portal. Supporting each of these user interfaces are advanced systems for processing and analyzing automotive data, including features such as vehicle configurators and predictive consumer behavior modeling, as well as our proprietary matching algorithm to compare our transaction-based data sources with our record of online users for processing and billing. Our TrueCar+ offering requires a technological infrastructure that integrates the software and processes used by dealers, lenders and other third parties in order to create a fully-integrated online commerce flow for the car buying process. While a number of key aspects of this infrastructure, such as our unified checkout flow, which allows consumers to view relevant transaction details, landed costs and next steps to complete the purchase of a vehicle, have been developed, additional components that we envision to scale TrueCar+, will require additional technological development. We use a combination of open source and licensed software running on optimized hardware.

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

At December 31, 2024, we had 86 U.S. issued patents, 19 pending U.S. patent applications, no issued foreign patents and no pending foreign patent applications. The issued and allowed patents begin expiring in 2028 through 2041. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

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
Human Capital Resources
At December 31, 2024, we had 348 full-time employees and one part-time employee nationwide. We have a dynamic workforce policy, pursuant to which our employees work from home on a permanent basis. Our dynamic workforce policy allows us to sublet or negotiate early terminations for most of our leased office spaces. We engage a number of temporary employees and consultants to support our operations. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We believe our success depends on the efforts and talents of our executives and employees, and our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, engineering, finance, accounting, legal and other personnel. Competition for qualified employees in our industry, particularly for software engineers, data scientists and other technical staff, is often intense, and we have at times faced significant competition in hiring and retaining them. To attract and retain executives and other key employees in this competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units.

We view our people as our most important capital asset, in which we strive to invest to develop talent and growth to build their capabilities. We leverage both extrinsic and intrinsic motivators. Base pay for all of our positions is benchmarked to relevant external peer and role comparators and determined based on level expectations and proficiency evaluations within the applicable level. Equity awards for new hires are based on the employee’s position, prior experience, qualifications and the market for particular types of talent. Additional equity grants are based on employee contribution, potential and retention objectives. Equity awards generally have long-term (four year) vesting periods to align our employees with our long-term success. Non-executive employee cash bonuses are based on company financial and individual performance. The executive cash bonus program is based on company financial performance and the attainment of key strategic objectives under the annual plan approved by the Compensation and Workforce Committee of our Board of Directors. After the end of the fiscal year, that committee reviews performance against plan objectives and determines the actual payout of the bonus. Members of our sales organization are eligible for incentive compensation in lieu of the corporate bonus program, which is based on attainment of key activities or the completion of key objectives deemed important by department and company leadership for the growth and maintenance of our dealer network and other revenue streams. We also consider the health insurance and other benefits that we provide to be an important part of our overall compensation package.

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
Available Information

Our Internet address is www.truecar.com. Our investor relations website is located at ir.truecar.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. The information posted to our website is not incorporated into this Annual Report of Form 10-K.

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

Our business is sensitive to adverse conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. For example, starting in 2020, the automotive industry experienced a decline in inventory supply due to disruptions related to the coronavirus pandemic that resulted in shortages of critical parts, such as automotive semiconductor chips. Despite improvements in inventory levels beginning in the latter half of 2022 that led to inventory supply in the fourth quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. We cannot guarantee that inventory supply will ever fully return to historic levels. Furthermore, the imposition of tariffs by the United States government could result in lower imports of automobiles or shortages of critical parts, causing additional pressure on the supply chain and lower inventory levels. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.

The reduced inventory and increased prices have had several negative effects on our business, which may persist even as inventory shortages subside. These effects include, but are not limited to: a reduction in dealers’ willingness to participate in our network and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with our services due to high vehicle prices; and an adverse impact on the amount of inventory available on our sites, all of which negatively impact our business. We cannot predict when, if ever, the impacts from these automobile inventory-related issues will fully subside. Unless our business is able to recover from the ensuing adverse effects, there will likely be continued adverse impacts on our business, results of operations and prospects.

Further, in June 2024, CDK Global, a major provider of automotive information systems, including dealer management systems, or DMS, products that are widely used by our network of TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. The CDK cybersecurity incident left a large portion of our TrueCar Certified Dealers without access to certain business systems for extended periods of time. While the impact of the suspension of CDK’s services was not material to our business, future disruptions of a similar nature could negatively impact our business. For example, if business disruptions resulted in a decrease in vehicle sales by dealers and OEMs who use our products and services on a pay-per-sale basis, such sales decreases would result in a corresponding decrease in revenue collected by us from such dealers and OEMs. Further, if dealers experience a decline in revenue as a result of operational disruptions, their ability to allocate marketing spend to products such as ours may be adversely impacted. Further, as discussed in the risk factor entitled “We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future services and product offerings, including TrueCar+, and otherwise negatively affect our business,” disruptions to technical integrations and related issues can negatively impact our ability to provide dealers with our services and match sales revenue. Finally, in the immediate wake of the CDK cybersecurity incident, certain dealers have expressed hesitation with allowing us to access data through their DMS data feeds due to an increased sensitivity to risks associated with security vulnerabilities.

Labor disputes, strikes or similar activities, whether impacting automobile manufacturers, their suppliers, or the supply chains through which automobiles and their components are delivered may have an adverse impact on our business if such disruptions result in reduced automobile inventory supply, an increase in the prices of automobiles or otherwise reduce the demand for new automobiles. We cannot predict the impacts of any future labor activity on inventory levels, consumer sentiment or the larger automotive ecosystem, and any such impacts may negatively affect our business and results.

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

Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or a fee per vehicle sold to our users introduced to them through our platform. The quantity of these leads as well as their quality, as measured by the rate at which our leads convert into buyers, are important variables in the success of our business and depend on many factors, including the attractiveness of our consumer experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the affinity partner through which they were introduced to our Auto Buying Program. When our lead quality or quantity declines, for example, in response to macroeconomic factors such as interest rates, inventory shortages or inflation, our unit volume declines, which results in both lower revenues from dealers and OEMs with pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers, including dealers on subscription billing arrangements. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which increases the likelihood that they choose to leave our network or insist on lower subscription rates.

Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality. For example, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected both our lead quantity and quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we have continued to experience relatively lower lead quality compared to the years prior to the pandemic. We believe that the lead quality and quantity challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including inventory and global supply chain challenges, labor and other issues” and other macroeconomic factors that impact automobile purchases such as inflation and interest rates. We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics have adversely affected our revenues, results of operations and business and may continue to do so in the future.

If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected.

We believe that our effort to fully build out our end-to-end consumer car-buying experience, TrueCar+, is critical to the success of our business. Through this initiative, we have integrated certain of our historic product offerings along with newly developed offerings designed to provide an end-to-end car-buying experience in a single, seamless experience.

While we envision providing a full-scale end-to-end consumer car-buying experience through our TrueCar+ offering that allows consumers to complete all steps of the car buying process, including: shopping for and selecting a car; applying for and receiving financing; exchanging a trade in vehicle; viewing all costs, taxes and fees associated with a new vehicle; and executing a retail installment contract for the vehicle, all from the TrueCar+ platform, there are a number of technical factors that may make this offering difficult or impossible to develop at scale. For example, such an offering would likely only be effective if integrated into the software platforms already commonly used by a sufficient number of dealers, a process which would require the third-party developers of such software platforms to cooperate with our own product development efforts, and some such developers may view our offerings as competitive with their own or may not otherwise be incentivized to provide such cooperation. Further, providing consumers with accurate and detailed pricing about a potential vehicle purchase requires developing sophisticated systems that properly account for factors such as rebates, financing terms and state and local taxes, which may all differ depending on the relevant jurisdictions and parties involved. Allowing for purchase documentation to be executed remotely or online also requires additional integration into existing dealer software and may be subject to differing legal requirements or restrictions depending on the applicable jurisdiction. Creating a fully-scaled online car buying offering that is effective and attractive to both dealers and consumers requires overcoming these and other challenges. If we are unable to do so, the viability of our TrueCar+ product may be substantially impacted and our business, results of operations and prospects may suffer as a consequence.

In July 2024, we announced a pilot program of TrueCar+ in the San Francisco Bay Area, however, for the reasons described herein, we cannot guarantee that we will be able to expand the scale of this offering to the extent necessary to positively impact our business, revenue and operations. If we are unsuccessful in rolling out a scalable TrueCar+ offering, providing a compelling value proposition to the consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.

Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In June 2023, we announced a strategic restructuring, which we refer to as the Restructuring Plan. In connection with the Restructuring Plan, we reduced our workforce by approximately 24%. While the Restructuring Plan was designed to further our efforts to enhance productivity and efficiency, preserve profitability and streamline our organizational structure, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition. For example, this reduction in our workforce may have resulted in, and may continue to result in, unintended long-term consequences, including unwanted employee attrition; damage to our reputation as an employer; and the loss of institutional knowledge and expertise.

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

Second, we endeavor to support and maintain our currently active TrueCar Certified Dealers. As described in greater detail elsewhere in this “Risk Factors” section, macroeconomic challenges such as the coronavirus pandemic and related inventory shortages imposed financial hardships on dealers, and the termination of our partnership with USAA in 2020 diminished the average quantity and quality of the leads that we provide our dealers, and while we have taken actions intended to mitigate these effects on our dealers, there can be no assurance that our efforts will be successful.

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

Beginning in early 2020, we experienced the loss of a significant number of both franchise and independent dealers in our network, including as a result of the coronavirus pandemic, inventory shortages and the termination of our affinity partnership with USAA. Although the number of franchise dealers in our network increased in 2023 and 2024, we continued to lose independent dealers due, in part, to the number of independent dealers that have been acquired in industry consolidations or have gone out of business as price volatility and higher interest rates on inventory held by dealers has increased financial pressures. As a result, we may be unable to maintain or grow the number of dealers in our network, in a geographically optimized manner or at all, or increase the proportion of dealers in our network representing high volume brands. If we continue to experience a protracted decline in our dealer count, or experience a similar decline in the future, it would have a material adverse effect on our business, growth, financial condition, results of operations and cash flows.

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

Starting in 2023, we began to observe decreases in the number of independent dealers on our platform, primarily as a result of either being acquired in industry consolidations or going out of business. Manufacturers that offer multiple automotive brands may also incentivize franchise dealers to move away from certain brands in order to prioritize others, such as Jaguar Land Rover’s announcement in 2023 that it would incentivize franchise dealers to close Jaguar dealerships in order to promote Land Rover dealerships. While we do not believe that we have to-date lost a critical mass of dealers in any particular geographic area, recent decreases in our dealer count have affected our ability to present a wide array of dealers and inventory to some of our users, which could harm our business. Further, if we do lose a critical mass of dealers nationally, in any geographic area or for any particular manufacturer, our business, reputation and results of operations would be negatively affected.

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

The primary user experience on our TrueCar-branded website platform has evolved since its launch in 2010, but has not changed dramatically. While we continue to devote substantial resources to the development of our platform and enhancement of our user experience, including the rollout of our TrueCar+ end-to-end car-buying solution, we cannot assure you that we will be able to successfully scale this offering, or provide a compelling car-buying experience to our users. Our failure to do so could cause the number of transactions between our users and TrueCar Certified Dealers to decline, prevent us from effectively monetizing our user traffic and cause us to lose consumers to competitors’ platforms. In addition, if we are unable to provide a compelling car-buying experience to our users, the quality of the leads we provide to dealers could decline, which could result in dealers leaving our network.

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

•our access to a sufficient amount of data to enable us to provide relevant vehicle and pricing information to consumers, including data provided by TrueCar Certified Dealers through our systems; and

•our ability to constantly innovate and improve our website as well as our mobile application and platform to enable us to provide products and services that users want to use on the devices they prefer.
Economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, tariffs and fuel prices, may have a material adverse effect on our business, financial condition and results of operations.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased significantly between 2007 and 2009 in connection with the Great Recession, and, in connection with the coronavirus pandemic and the subsequent shortage of automobile semiconductor chips, dropped consistently for three years from 17.0 million in 2019 to 13.8 million in 2022.

Various economic uncertainties, including stock market and commodity pricing volatility, could lead to a downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the rising costs of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, new tariffs or border adjustment taxes, increased unemployment and changes in environmental regulations and fuel economy standards. For example, the tariffs on products imported from Canada, Mexico and China announced by President Trump in January 2025, if implemented and maintained for a sufficient period of time could result in increased costs to American consumers for automobiles and automobile components produced or assembled in those countries, which could decrease demand for automobiles and negatively impact our business. Further, the tariffs announced in February 2025 on steel and aluminum, raw materials used significantly in automobile manufacturing, as well as the tariffs that the president suggested his administration was considering imposing on automobile imports, if implemented and maintained, could each have similar negative impacts on the prices of cars, consumer demand and our business. Similarly, a change in gasoline prices, such as the increases in gasoline prices in the aftermath of Russia’s invasion of Ukraine in February 2022 and the resulting sanctions against Russia, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network, and which is a transaction structure we are not currently able to monetize.

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

Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, in the first and second quarters of 2020, a number of state and local governments took steps that adversely impacted the sale of automobiles. In addition, economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer due to certain potential long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for commuting is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.

The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results.

In 2024 and 2023, respectively, we derived approximately 9.6% and 9.4% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives, and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Certain manufacturers who participated in our programs in the past suspended their participation due to the low inventory levels during this time, and we cannot guarantee that all such manufactures will return to our program even as inventory issues subside.

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

For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, including by increasing our unit volume through other sources, our business, revenues, results of operations and cash flows will continue to be materially negatively affected. Further, as discussed in the risk factor entitled “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results,” our affinity partner American Express provided us with a notice of termination in October 2024. Pursuant to this notice, the auto purchasing program we host on behalf of American Express for its card members will terminate in April 2025. In the twelve months prior to our receipt of American Express’ termination notice, approximately 5% of our units resulted from the American Express auto purchasing program. If we are unable to identify alternative sources through which to sell units following the loss of American Express’ auto purchasing program, our units, revenue and business will be negatively impacted.

Additional changes similar to these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as manufacturer incentives or other benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor entitled “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them or changes in our partners’ interpretations or existing regulations and other legal requirements.

Further, because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric, such as the decreases we experienced in the second quarter of 2020 due to the disruptions caused by the coronavirus pandemic, negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above. In addition, when the quality of leads we provide declines, such as the declines in quality following the coronavirus pandemic and subsequent inventory shortages, the negative impact on the revenue of our affinity partners could harm our relationships with such affinity partners and our business and financial performance could be adversely affected.

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

Our primary source of revenue consists of fees paid by TrueCar Certified Dealers to us in connection with the opportunity to sell automobiles to our users. Our value proposition to such users depends on our ability to provide pricing information on automobiles from a sufficient number of automobile dealers by brand and in a given consumer’s geographic area. If our relationships with our network of TrueCar Certified Dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our revenue and ability to maintain and grow unique visitor traffic would be adversely affected.

For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us, and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At December 31, 2024, our franchise dealer count was 8,351.

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

Similarly, if dealers come to view our products and services in a negative light, in particular the products and services associated with TrueCar+, which is currently in a pilot phase, our dealer network could be adversely affected.

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

Furthermore, automobile manufacturers may provide their franchise dealers with financial or other marketing support on the condition that they adhere to certain marketing guidelines, and these manufacturers may determine that the manner in which certain dealers use our platform is inconsistent with the terms of those guidelines. That determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of the TrueCar platform is deemed objectionable. For example, many car manufacturers maintain guidelines that prohibit dealers from advertising a car at a price that is below an established floor, referred to as minimum allowable advertised price, or MAAP, guidelines. In the past, manufacturers have taken the position that prices submitted by TrueCar Certified Dealers were in violation of their MAAP guidelines and discouraged franchise dealers from participating in our network, and any similar discord in the future with specific car manufacturers could impede our ability to grow our dealer network. Although we have implemented certain changes designed to accommodate existing MAAP guidelines, it is unclear whether we will be able to accommodate new, and continue to accommodate existing, guidelines without making material, unfavorable adjustments to our business practices or user experience. The potential or actual loss of marketing support could cause dealers to cease being members of our TrueCar Certified Dealer network, which would adversely affect our ability to maintain or grow the number and productivity of dealers in our network or the revenue derived from those dealers.

Further, the majority of our units have historically been matched to the car-buying sites we maintain for our affinity group marketing partners, and any deterioration in our reputation or relationships with those partners could result in a number of adverse effects on our business.

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

We have experienced management turnover and could face additional management turnover in the future, which could divert our remaining management team’s attention from key business areas and negatively affect our business in other ways. Although we generally enter into employment agreements with our executives, the agreements have no specific duration, and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

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

Further, since the first quarter of 2020, all of our employees have been on work-from-home status, a transition that was initially implemented as a result of the coronavirus in accordance with orders of relevant governmental authorities. In the future, if we require certain employees to return to our offices, it could create a transition period during which business is disrupted or employee attrition, morale and productivity is negatively affected.

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

Additionally, we are not currently able to monetize transactions in which a manufacturer sells a new automobile directly to a consumer without the involvement of a TrueCar Certified Dealer, as Tesla, Rivian and Polestar and some other electric car manufacturers do in certain states. Even if we were to introduce new offerings that allowed us to monetize transactions between consumers and direct sellers, such as these manufacturers, such a development could be viewed in a negative light by franchise dealers and such dealers may choose to leave or decline to join our Certified Dealer network. Some more traditional manufacturers, such as Ford, have indicated an intent to adopt certain operating standards pioneered by the electric car industry with respect to their own electric vehicles, such as offering their electric models at fixed prices and supplying dealers with lower inventory. Other traditional manufacturers are affiliated with electric vehicles manufacturers that sell vehicles directly to consumers, such as Volkswagen’s affiliation with Scout Motors or Volvo’s affiliation with Polestar. Some manufacturers have also established “build-to-order” models in which consumers can order a car with preselected options and features from a manufacturer via a dealership. If these practices become widespread, there may be a decrease in dealers’ and consumers’ dependence on third-party services such as ours that incorporate the inventory selection that a dealer has at a given time and rely on the ability of dealers to negotiate price with consumers. If we are not able to adjust our business model in response to these and other developments in the industry, including in response to changing consumer demands, our business, growth, operating results, financial condition and prospects could be adversely affected.

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

We may make product and investment decisions that do not prioritize short-term financial results if we believe that those decisions are consistent with our mission or will otherwise improve our financial performance over the long term. For example, we completed a long-term replatforming of our technology platform in 2018 that required a substantial dedication of resources over a sustained period of time and therefore caused a delay in pursuing other projects that may have had a more immediate financial impact. Our current focus on TrueCar+ has required time and resources that could have been allocated to other aspects of our business. Similarly, our ongoing efforts to effectively employ our data to drive better decision making and create more efficient internal workflows with the goal of increasing revenue growth, including through the increased implementation of artificial intelligence and machine learning systems, may be costly and may not result in the benefits we expect.

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

Further, as a result of our transition to a remote workforce as described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did prior to the pandemic yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property, and , as discussed in the risk factor entitled “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows,” we remain in active litigation with the landlord respect to the lease for our former headquarters. We cannot guarantee that we will be able to offset all costs associated with these leases in the future.

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

We rely on relationships with data providers and may experience interruptions in the data feeds or API services they provide, which could adversely affect our current and future services and other product offerings, including TrueCar+, and otherwise negatively affect our business.

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

Finally, as described in greater detail in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering and our ability to provide users with certain information about others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings. Further, our ability to monetize our data foundation in new ways, including through the implementation of artificial intelligence and machine learning, will depend in part on our ability to consistently and reliably access relevant data.

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
We believe that the TrueCar website and our TrueCar-branded mobile applications are important components of the growth of our business. Because TrueCar.com is a consumer brand, we rely heavily on marketing, communications and advertising to increase the visibility of this brand with potential users of our products and services. We have historically advertised and intend to continue advertising in the future through a combination of digital and online media, sponsorship programs, television marketing campaigns and other means, the goals of which are to increase the strength and recognition of, and trust in, the TrueCar brand and to drive more unique visitors to our website and mobile applications, and we expect to continue to advertise in support of our branding initiatives and future product launches. For more information on this initiative, see the risk factor entitled “If consumers and dealers do not respond positively to our branding, our financial performance and our ability to grow unique visitor traffic and expand our dealer network could be negatively affected.” We incurred expenses of $95.6 million and $99.1 million on sales and marketing during the years ended 2024 and 2023, respectively.

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

From time to time, certain authorities, dealer associations and others have taken the position that aspects of our products and services violate brokering, “bird-dog” or advertising laws. When these allegations have arisen, we have endeavored to resolve the identified concerns on a consensual and expeditious basis, through negotiation and education efforts, without resorting to the judicial process. In some instances, we have nevertheless been required to suspend all or certain aspects of our business operations in a jurisdiction pending the resolution of these issues. For example, in the beginning of 2012, following implementation of our first nationwide television advertising campaign, regulatory inquiries into the compliance of our products and services with brokering, “bird-dog” and advertising laws intensified to a degree we had not previously experienced. Responding to and resolving these inquiries, as well as our efforts to ameliorate the related adverse publicity and loss of TrueCar Certified Dealers from our network, resulted in decreased revenues and increased expenses and, accordingly, increased our losses during much of 2012.

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

In 2023, the FTC announced a rule that set forth new requirements with respect to the sale, financing and leasing of new and used vehicles by dealers as well as the advertising of such vehicles by dealers. This rule, referred to as the Combating Auto Retail Scams Trade Regulation Rule, or CARS Rule, was vacated in January 2025 by the United States Court of Appeals for the Fifth Circuit. However, if the CARS Rule or a variation of such rule goes into effect because, for example, the FTC successfully appeals this decision or announces revised rules that address the deficiencies identified by the court, and the FTC takes the position that any aspect of our business does not comply with relevant regulatory requirements of the CARS Rule, we could be required to pay significant damages, settlements and civil penalties, or we could be required to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.

In some cases, federal advertising law may allow private plaintiffs to bring causes of action against us. For example, in March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who were not on the TrueCar platform in the U.S. District Court for the Southern District of New York. The complaint sought injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities. In July 2019, the court granted our motion for summary judgment as to the plaintiffs’ Lanham Act claim and, in light of the dismissal of the plaintiffs’ sole federal claim, the court declined to exercise supplemental jurisdiction over their state-law claims and therefore dismissed them without prejudice.

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

Privacy Laws

We are subject to a variety of laws and regulations that relate to privacy, data protection and personal information, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change or differ drastically depending on the jurisdiction. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current practices and policies. For example, legislative or regulatory actions affecting the manner in which we display content to our users, use or share information or obtain consent to use or share information could adversely affect the manner in which we provide our services or adversely affect our financial results. For more information concerning these and other similar potential actions, refer to the risk factor “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.”

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

•potential write-offs of intangibles or other assets acquired in acquisitions or similar transactions, or write-downs of investments, that may have an adverse effect on our operating results in a given period;
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

Further, many laws, including the Telephone Consumer Protection Act of 1991, the CAN-SPAM Act of 2003 and the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act of 2019, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected, and we could face potentially costly litigation. In addition, in December 2023, the Federal Communications Commission (“FCC”) adopted new rules that expanded the requirements related to collecting consumer consent prior to initiating outbound contact with consumers via phone call or text by restricting the practice of collecting a single consumer consent to authorize covered communications from multiple sellers. Although these new rules were vacated by the United States Court of Appeals for the Eleventh Circuit in January 2025, if the FCC successfully appeals this ruling or if the FCC proposes similar rules in the future, the implementation of such rules could require us to make certain changes to our consumer consent collection practices and user experience. If any such changes cause consumers to view our products and user experience as less appealing, our close rate and value proposition to consumers and dealers could be negatively impacted.

There are also emerging cases in which plaintiffs have asserted novel claims under existing privacy and data security laws in the United States, such as federal and state wiretapping laws, in ways which may impact our ability to offer certain products or employ widely-used technologies that allow website and mobile application operators to understand how users interact with their services. The outcome of these cases could cause us to make changes to our products or operations to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.

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

In addition, some of our third-party partners, including developers, vendors, affinity group marketing partners and OEM partners, may receive or store information that we or our users provide. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. These incidents, and our efforts to address them, could have a material and adverse effect on our business, reputation or financial results.

For example, as discussed elsewhere in this “Risk Factors” section, in June 2024, CDK Global, a major provider of DMS products, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. Although we identified no evidence that suggested our own systems were exposed in the incident that impacted CDK, we do share and receive certain data through CDK’s interface. If regulators or other government authorities take the position that the exposure of any data we sent or received through CDK’s systems required us to take further action, or if such a conclusion is reached with respect to a future security incident, we may incur compliance costs and potentially face legal liability.

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

In December 2010, the FCC adopted so-called “net neutrality” rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from this type of interference, which we refer to as the Federal Net Neutrality Regulations. Effective June 11, 2018, however, the FCC repealed the Federal Net Neutrality Regulations, and considerable uncertainty currently surrounds the regulatory environment in this field. Multiple states have enacted legislation intended to implement rules similar to the Federal Net Neutrality Regulations at the state level, which, in some instances, has led to legal challenges, including litigation over the preemptive effects of the FCC’s regulatory authority in this area of law. In April 2024, the FCC voted to reinstate the Federal Net Neutrality Regulations, but the reinstated rules were overturned by the Sixth Circuit U.S. Court of Appeals in January 2025 as the result of legal challenges brought by internet service providers. Despite the lack of current rules regarding net neutrality at the federal level, a number of states have adopted legislation protecting net neutrality at the state level and, in the future, Congress could adopt legislation protecting net neutrality. As a result, this area of the law remains uncertain, and we cannot predict the future status of protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Our products and internal systems rely on software that is highly technical. If it contains undetected errors or vulnerabilities, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of that software to store, retrieve, process and manage substantial amounts of data, especially as we introduce systems founded in artificial intelligence and machine learning. The software on which we rely has contained, and may in the future contain, undetected errors, bugs or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for consumers, dealers and partners who use our products, delay product introductions or enhancements, result in targeting, measurement or billing errors, compromise our ability to protect consumers’, dealers’ and partners’ data and our intellectual property or lead to reductions in our ability to provide some or all of our products and services. In addition, any errors, bugs, vulnerabilities or defects discovered in the software on which we rely, and any associated degradation or interruption of service, could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in service on our website or mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology platform and content delivery. We have on occasion in the past experienced, and may in the future experience, interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, denial-of-service attacks or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile application and prevent or inhibit the ability of consumers to access our products and services. To the extent that our consumer base, the number of TrueCar Certified Dealers, the scale of our TrueCar+ offering and the number of parties with which we maintain commercial relationships grow and we implement systems founded in artificial intelligence and machine learning, we would need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy our own needs as well as consumers’ and dealers’ needs and maintain and grow business operations with commercial partners, and we may not effectively scale and grow our technical infrastructure to accommodate any increased demands. Problems with the reliability or security of our systems or with the upgrading, architectural unification or scaling of those systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners and result in additional costs. In addition, a significant disruption in our billing systems could affect our ability to match automobile purchases made by our users from TrueCar Certified Dealers and delay or prevent us from submitting invoices to TrueCar Certified Dealers, receiving payment for invoices and recognizing revenue related to purchases.

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

We have not been profitable since inception. We had an accumulated deficit of $593.3 million at December 31, 2024. During the twelve months ended December 31, 2024, we had a net loss of $31.0 million. In the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.

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

At December 31, 2024, we had intangible assets of $2.0 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.

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

Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of December 31, 2024, approximately 11.7% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.

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

We are subject to taxation in the United States. Changes in tax laws applicable to us, including interpretations thereof and related accounting standards, could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in 2018, the United States Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it continues to reshape the sales tax landscape and responses from federal and state legislators, regulators and courts could materially increase our tax administrative costs and tax risk. Many states have adopted laws requiring so-called “marketplace facilitators” to collect and remit sales taxes on behalf of participants in their marketplaces. Certain states also require sales tax to be collected and remitted with respect to the provision of software as a service (SaaS), downloadable software, information services, data processing services, digital services, digital goods, and, under certain circumstances, lead generating services. To the extent regulators take the position that such laws require us to collect and remit sales taxes related to the sales of cars to consumers by TrueCar Certified Dealers or characterize any of our existing or future product offerings as taxable SaaS, downloadable software, information services, data processing services, digital services, digital goods, lead generation services or as any other taxable product or service, our business could be adversely affected.

States may enact legislation that effectively diminishes our tax assets. For example, in the second quarter of 2024, California enacted legislation effective for tax years 2024 through 2026, suspending the ability of certain companies to deduct net operating losses and imposing an annual cap on the use of tax credits. For the impacted tax years, California taxes on income which could otherwise be offset by our California net operating losses that have a 20-year carryforward period, will instead be offset by our California research and development credits which could otherwise be carried forward indefinitely.

We continue to monitor and evaluate the impact of potential and enacted changes in applicable federal and state tax law.

Risks Related to Ownership of Our Common Stock
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, the fourth quarter of 2018, and the second quarter of 2024, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in connection with the Restructuring Plan undertaken in June 2023, we modified our previously issued guidance under which we had expected to have an aggregate cash balance in excess of $125 million when we achieved breakeven or positive EBITDA by the fourth quarter of 2023, stating that instead we expected that our aggregate cash balance could drop below $125 million, in part as a result of expenses associated with the Restructuring Plan. At times we may also provide nonfinancial guidance related to other aspects of our business such as the anticipated timing of certain product development milestones. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, or if our actual results fail to meet our publicly-announced guidance or the expectations of such parties, the price of our common stock could decline. Given the volatility of our business resulting from the coronavirus pandemic, the recent automobile inventory shortages and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the year ended December 31, 2024, the trading price of our common stock fluctuated from a low of $2.56 per share to a high of $4.62 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:

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

As of December 31, 2024, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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

At December 31, 2024, 87,190,136 shares of our common stock were outstanding. In addition, as of December 31, 2024, there were 1.3 million shares underlying options, 5.5 million shares underlying restricted stock units, and 3.3 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.

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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.1 million shares (including vested options) as of December 31, 2024 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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

Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, although we did repurchase shares in the twelve months ended December 31, 2024, we made no repurchases of shares under our share repurchase program in the twelve months ended December 31, 2023. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and increased the costs of repurchasing shares of our common stock. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

General Risk Factors

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and other laws and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, changing rules and regulations may increase our legal, accounting and financial compliance costs and make some activities more time-consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

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

Our corporate headquarters, many of our employees and many of our essential business operations are located in the Los Angeles area, near both the sites of the 2025 Pacific Palisades wildfire and major geologic faults that have experienced earthquakes in the past. A fire, earthquake or other natural disaster or power shortage or outage could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results.

For example, as discussed in the risk factor entitled “General economic and other conditions that impact consumer demand for automobiles, including interest rates, inflation, tariffs and fuel prices, may have a material adverse effect on our business, financial condition and results of operations,” responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways, and we cannot predict whether future outbreaks of the coronavirus, including its variants and subvariants, or of other infectious diseases will result in renewed governmental restrictions on consumer and dealer behavior, any of which could have negative financial and operational impacts on our business.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third-party assessments, internal audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: proactively review systems and applications, audit against applicable data security policies, perform penetration testing to test security controls, encourage proactive vulnerability reporting, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

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

Our risk management program also assesses third-party risks, and we have a third-party risk management program designed to identify and mitigate risks from vendors, suppliers, and other business partners. Cybersecurity risks are evaluated when selecting third-party service providers. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

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

Our cybersecurity risk management and strategy processes are overseen by leaders from our Software and Infrastructure Engineering, Compliance and Legal teams, including our Director of Cybersecurity and Compliance. These individuals have prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

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

Holders of Record

As of February 12, 2025, there were 108 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 — October 31, 2024	1,583,315	$3.59	1,583,315	$80,660,467
November 1, 2024 — November 30, 2024	167,777	$3.94	167,777	$80,000,003
December 1, 2024 — December 31, 2024	—	$—	—	$80,000,003
Total	1,751,092	$3.62	1,751,092	$80,000,003

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

Sales of Unregistered Securities

None.

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Nasdaq Composite Index (Nasdaq Composite) and the RDG Internet Composite Index. The graph assumes that $100 was invested at the market close on December 31, 2019 in our common stock, the Nasdaq Composite and the RDG Internet Composite, and the data for the Nasdaq Composite and the RDG Internet Composite assumes reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 15 “Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

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

We benefit consumers by providing information related to what others have paid for a make, model and trim of cars in their area and price offers on actual vehicle inventory, which we refer to as VIN-based offers, from our network of TrueCar Certified Dealers. VIN-based offers provide consumers with price offers for specific vehicles from specific dealers. We benefit our network of TrueCar Certified Dealers by enabling them to attract these informed, in-market consumers in a cost-effective, accountable manner, which we believe helps them to sell more cars profitably. We benefit OEMs by allowing them to more effectively target their incentive spending at deep-in-market consumers during their purchase process.

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

During the year ended December 31, 2024, we generated revenues of $175.6 million and recorded a net loss of $31.0 million.

Market Environment

The macroeconomic environment has caused and will likely continue to cause significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from the coronavirus pandemic, limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, has affected our business, operations and financial results as reflected in the decline in revenues in previous years. While our revenues increased during the twelve months ended December 31, 2024, numerous uncertainties remain, and we may not sustain such increases or may experience negative effects on our results of operations, financial condition and cash flows in the future. In late June 2024, CDK Global (“CDK”) experienced a cybersecurity incident and suspended several key systems, which negatively impacted the operations and profitability of many of our dealer customers. Before that, OEMs had been forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates. The expectation that interest rates will remain relatively high for the foreseeable future will likely continue to impact the U.S. economy. While the Federal Reserve cut interest rates in late 2024 for the first time since 2020 and the potential for additional cuts in the future remains, the timing and magnitude of these cuts as well as how much this will impact the broader economy and consumer sentiment is uncertain. Domestically, consumers remain concerned about inflation. Despite strong employment, higher prices and concerns about the economy are negatively weighing on consumer sentiment and spending. Dealers may reduce inventory in response to prolonged high interest rates due to higher financing costs. Lower inventory, along with pressure on consumer demand, may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part I, Item 1A, Risk Factors, for additional disclosures of risks related to the macroeconomic climate, the lingering effects of the coronavirus pandemic, the global automotive semiconductor chip shortage, inflation, and interest rates.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Year Ended
	December 31,
	2024	2023	2022
Average Monthly Unique Visitors	6,992,640	8,014,703	7,371,898
Units (1)	355,900	318,578	340,940
Monetization	$491	$497	$472
Franchise Dealer Count	8,351	8,232	7,924
Independent Dealer Count	3,054	3,268	4,148

(1)We issued full credits of the amount originally invoiced with respect to 3,626, 4,476, and 7,736 units during the years ended December 31, 2024, 2023, and 2022, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.

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

The number of average monthly unique visitors decreased 12.8% to approximately 7.0 million for the year ended December 31, 2024 from approximately 8.0 million for the year ended December 31, 2023. The decrease is primarily due to focusing on affinity partners with efficient sales channels and by using a more targeted approach to customer-acquisition spend.

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

The number of units increased 11.7% to 355,900 for the year ended December 31, 2024 from 318,578 for the year ended December 31, 2023. The unit increase is primarily related to affinity partners.

Monetization

We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization decreased by 1.2% to $491 during the year ended December 31, 2024 from $497 during the year ended December 31, 2023, and was primarily due to fluctuations in units, dealer revenue and OEM incentives revenue.

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

Our franchise dealer count increased to 8,351 at December 31, 2024 from 8,232 at December 31, 2023. The increase in franchise dealer count year over year is primarily due to the increase in new vehicle inventory, resulting in franchise dealers increasing their spending on marketing.

Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count decreased to 3,054 at December 31, 2024 from 3,268 at December 31, 2023. The decrease in independent dealer count is primarily due to ongoing industry consolidations, with some of our independent dealers being acquired, along with prioritizing franchise activations during the latter half of 2024.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, gain or loss from equity method investment, changes in the fair value of contingent consideration liability, lease exit gain or loss, impairment of right-of-use (“ROU”) assets, transaction costs, interest accretion for terminated leases, restructuring charges, goodwill impairment, other income, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.

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

•    Adjusted EBITDA does not reflect interest accretion for the terminated office lease at 1401 Ocean Avenue, Santa Monica, California;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(31,048)	$(49,766)	$(118,685)
Non-GAAP adjustments:
Interest income	(6,147)	(6,718)	(2,565)
Depreciation and amortization	18,035	17,699	16,520
Stock-based compensation	11,730	14,299	17,681
Gain from equity method investment (1)	—	—	(1,845)
Change in fair value of contingent consideration liability	372	931	359
(Gain) loss from lease exit (2)	—	(1,477)	214
Impairment of right-of-use assets (3)	6,880	2,376	—
Transaction costs (4)	—	—	1,200
Restructuring charges (5)	1,474	8,947	—
Goodwill impairment (6)	—	—	59,775
Interest accretion for terminated lease (7)	330	—	—
Other income	—	—	(40)
Provision for (benefit from) income taxes	15	17	(2,560)
Adjusted EBITDA	$1,641	$(13,692)	$(29,946)

(1)The excluded amount includes a $1.8 million gain from changes in fair value of a derivative asset recognized from the sale of our equity method investment in Accu-Trade during the first quarter of 2022.
(2)The excluded amounts represent lease exit gains and losses associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
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
(5)The excluded amounts represent charges associated with the realignment of the Company’s leadership structure beginning in the third quarter of 2023 as well as charges associated with the Restructuring Plan undertaken in the second quarter of 2023 to improve efficiency and reduce expenses. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(6)The excluded amount represents a non-cash impairment charge we recognized on our goodwill during the third quarter of 2022.
(7)The excluded amount represents the accretion of interest on the lease liability associated with the terminated office lease at 1401 Ocean Avenue, Santa Monica, California. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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

Dealer Revenue. Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and Sell Your Car.

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

We offer additional add-on products to eligible dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings, TrueCar Reach and TrueCar Marketing Solutions. TrueCar Sponsored Listings enables a dealer to place qualifying vehicles at more prominent positions within the car search results page, and fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month. TrueCar Reach is a service offered to retarget in-market consumers on the dealer’s behalf with co-branded emails, and fees are charged on a flat monthly rate regardless of the number of emails delivered. TrueCar Marketing Solutions includes a suite of digital marketing solutions enabling dealers to better target in-market shoppers, and fees are charged on a monthly subscription rate based on the product and marketing channel.

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

Other Income. Other income consists of a gain from the sale of a domain name.

Provision for (Benefit from) Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at December 31, 2024 and 2023, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense (benefit) is significantly less than the federal statutory rate of 21%. Our provision for income taxes for the years ended December 31, 2024 and 2023 reflects state income tax expense. Our benefit from income taxes for the year ended December 31, 2022 primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

We had federal net operating loss carryforwards of approximately $346.6 million and state net operating loss carryforwards of approximately $276.9 million at December 31, 2024. At December 31, 2024, we also had federal and state research and development credit carryforwards of approximately $1.1 million and $11.2 million respectively. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

See Note 12 of our consolidated financial statements included herein for more information about our provision for income taxes.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$175,598	$158,706	$161,524
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	26,388	15,856	16,213
Sales and marketing	95,585	99,050	104,534
Technology and development	29,643	42,247	46,090
General and administrative	43,127	40,321	44,087
Depreciation and amortization	18,035	17,699	16,520
Goodwill impairment	—	—	59,775
Total costs and operating expenses	212,778	215,173	287,219
Loss from operations	(37,180)	(56,467)	(125,695)
Interest income	6,147	6,718	2,565
Other income	—	—	40
Gain from equity method investment	—	—	1,845
Loss before income taxes	(31,033)	(49,749)	(121,245)
Provision for (benefit from) income taxes	15	17	(2,560)
Net loss	$(31,048)	$(49,766)	$(118,685)

Other Non-GAAP Financial Information
Adjusted EBITDA	$1,641	$(13,692)	$(29,946)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Year Ended
	December 31,
	2024	2023	2022
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	15	10	10
Sales and marketing	54	62	65
Technology and development	17	27	29
General and administrative	25	25	27
Depreciation and amortization	10	11	10
Goodwill impairment	—	—	37
Loss from operations	(21)	(36)	(78)
Interest income	4	4	2
Other income	—	—	*
Gain from equity method investment	—	—	1
Loss before income taxes	(18)	(31)	(75)
Provision for (benefit from) income taxes	*	*	(2)
Net loss	(18)%	(31)%	(73)%

*    Less than 0.5% of revenues

Comparison of Years Ended December 31, 2024, 2023 and 2022

Revenues

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Revenues
Dealer revenue	$157,930	$143,239	$156,485	10.3%	(8.5)%
OEM incentives revenue	16,896	14,958	4,390	13.0%	240.7%
Other revenue	772	509	649	51.7%	(21.6)%
Total revenues	$175,598	$158,706	$161,524	10.6%	(1.7)%

Year ended December 31, 2024 compared to year ended December 31, 2023. Total revenues increased $16.9 million, or 10.6%, in 2024 as compared to 2023. The increase was primarily due to a $10.3 million increase in franchise dealer revenue, a $5.7 million increase from the expansion of TCWS, net the corresponding decrease in Sell Your Car revenue, a $2.3 million increase due to the introduction of TCMS products, and an increase in OEM incentive revenue of $1.9 million driven by the activation of new programs. These increases were partially offset by a decrease of $2.7 million in independent dealer revenue. Dealer revenue, OEM incentives revenue, and other revenue comprised 90.0%, 9.6%, and 0.4%, respectively, of revenues for 2024 as compared to 90.3%, 9.4%, and 0.3%, respectively, for 2023.

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

Costs and Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$26,388	$15,856	$16,213	66.4%	(2.2)%
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	15.0%	10.0%	10.0%

Year ended December 31, 2024 compared to year ended December 31, 2023. The increase in cost of revenue of $10.5 million, or 66.4%, for 2024 as compared to 2023 was primarily due to an $8.2 million increase in the cost of acquiring wholesale vehicles as we expand TCWS, a $1.3 million increase in marketing costs associated with the introduction of TCMS products, a $0.9 million increase in recurring employee-related expenses, and a $0.4 million increase for outsourced consulting and professional fees. We expect cost of revenue to increase along with the growth of TCWS and TCMS products. These increases were partially offset by a decrease of $0.5 million for data licensing fees.

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

Sales and Marketing Expenses

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Sales and marketing expenses	$95,585	$99,050	$104,534	(3.5)%	(5.2)%
Sales and marketing expenses as a percentage of revenues	54.4%	62.4%	64.7%

Year ended December 31, 2024 compared to year ended December 31, 2023. Sales and marketing expenses decreased $3.5 million, or 3.5%, for 2024 as compared to 2023. The decrease primarily reflects a $4.7 million decrease in recurring employee-related expenses due to decreased headcount, a $2.2 million decrease associated with the June 2023 Restructuring Plan, a $0.8 million decrease in software costs, and a $0.4 million decrease in other marketing costs. These reductions are partially offset by a $4.2 million increase in revenue share paid to our affinity marketing partners and a $0.8 million increase in branded media spend. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. We expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.

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

Technology and Development Expenses

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Technology and development expenses	$29,643	$42,247	$46,090	(29.8)%	(8.3)%
Technology and development expenses as a percentage of revenues	16.9%	26.6%	28.5%
Capitalized software costs	$7,945	$11,767	$12,216	(32.5)%	(3.7)%

Year ended December 31, 2024 compared to year ended December 31, 2023. Technology and development expenses decreased $12.6 million, or 29.8%, for 2024 as compared to 2023 primarily due to a $7.8 million decrease in recurring employee-related expenses due to decreased headcount, a $2.8 million decrease in charges associated with the June 2023 Restructuring Plan, a $0.9 million decrease in hosting and software costs, a $0.6 million decrease in facilities related charges, and a $0.3 million decrease in professional service fees.

Capitalized software costs decreased $3.8 million for 2024 as compared to 2023 primarily due to a decrease in internally developed software of $2.9 million, a decrease in third-party software costs of $0.7 million, and an increase in write-offs of $0.2 million.

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

Capitalized software costs decreased $0.4 million for 2023 as compared to 2022 primarily due to a decrease in third-party software costs of $0.5 million as we reduced our use of consultants, offset by an increase in internally developed software of $0.1 million.

We expect technology and development expenses to continue to be affected by variations in headcount in technology and product development.

General and Administrative Expenses

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
General and administrative expenses	$43,127	$40,321	$44,087	7.0%	(8.5)%
General and administrative expenses as a percentage of revenues	24.6%	25.4%	27.3%

Year ended December 31, 2024 compared to year ended December 31, 2023. General and administrative expenses increased by $2.8 million, or 7.0%, for 2024 as compared to 2023. The increase primarily reflects a $6.3 million net impairment charge on right-of-use assets associated with our office leases and a $1.1 million increase in general outsourced consulting and professional service fees. This increase is partially offset by a $2.2 million decrease in charges associated with the Restructuring Plan and realignment of the Company’s leadership structure, a $0.8 million decrease in recurring employee-related expenses due to decreased headcount, a $0.6 million decrease in the fair value adjustment of the contingent consideration liability related to the Digital Motors acquisition, a $0.3 million decrease in sales and other taxes and a $0.3 million decrease in software costs.

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

Depreciation and Amortization Expenses

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Depreciation and amortization expenses	$18,035	$17,699	$16,520	1.9%	7.1%

Year ended December 31, 2024 compared to year ended December 31, 2023. Depreciation and amortization expenses increased $0.3 million, or 1.9%, for 2024 as compared to 2023. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Year ended December 31, 2023 compared to year ended December 31, 2022. Depreciation and amortization expenses increased $1.2 million, or 7.1%, for 2023 as compared to 2022.

Goodwill Impairment

For the year ended December 31, 2022, we recognized a non-cash goodwill impairment charge of $59.8 million, which represents the amount that the carrying value of our single reporting unit was in excess of its estimated fair value at September 30, 2022. For further details, see Note 6 to our consolidated financial statements included herein.

Interest Income

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Interest income	$6,147	$6,718	$2,565	(8.5)%	161.9%

Year ended December 31, 2024 compared to year ended December 31, 2023. Interest income decreased $0.6 million, or 8.5%, for 2024 as compared to 2023 primarily due to lower cash balances in interest-bearing accounts.

Year ended December 31, 2023 compared to year ended December 31, 2022. Interest income increased $4.2 million, or 161.9%, for 2023 as compared to 2022 primarily due to higher interest rates.

Other Income

For the year ended December 31, 2022, other income consisted of a gain from the sale of a domain name.

(Gain) loss from Equity Method Investment

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
(Gain) loss from equity method investment	$—	$—	$(1,845)	—%	(100.0)%

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

Provision for (Benefit from) Income Taxes

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

	(dollars in thousands)
Provision for (benefit from) income taxes	$15	$17	$(2,560)	(11.8)%	100.7%

Years ended December 31, 2024, December 31, 2023 and December 31, 2022. For the years ended December 31, 2024 and December 31, 2023, our provision for income taxes of less than $0.1 million reflects state income tax expense. For the year ended December 31, 2022, our benefit from income taxes of $2.6 million primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2024, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $111.8 million.

We have incurred cumulative losses of $593.3 million from our operations through December 31, 2024, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash, cash equivalents and restricted cash, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Share Repurchase Program

In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. In the first quarter of 2024, the Program had a remaining authorization of $45.8 million and the Board further extended the term of the repurchase program until December 31, 2026 and increased the amount authorized to repurchase shares by approximately $54.2 million. Following this increase, the Company had $100 million of remaining authorization for future share repurchases. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. During the years ended December 31, 2024, 2023, and 2022 the Company repurchased and retired a total of 6.1 million, zero, and 9.8 million shares under the program for $20.0 million, zero, and $29.7 million respectively. As of December 31, 2024, the Company had a remaining authorization of $80.0 million for future share repurchases.

Cash Flows

The following table summarizes net cash derived from operating, investing, and financing activities from operations:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$7,701	$(22,414)	$(29,137)
Net cash used in investing activities	(7,860)	(11,809)	(8,028)
Net cash used in financing activities	(24,970)	(4,331)	(32,534)
Net decrease in cash, cash equivalents and restricted cash	$(25,129)	$(38,554)	$(69,699)

Operating Activities

Our net loss and cash flows provided by or used in operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly greater than cash used in operating activities due to the inclusion of non-cash expenses and charges.

Cash provided by operating activities in 2024 was $7.7 million. This was primarily due to a loss from operations of $31.0 million, adjusted for non-cash items, including depreciation and amortization expense of $18.0 million, stock-based compensation expense of $11.7 million, impairment of right-of-use assets of $6.9 million, other non-cash expenses of $1.0 million, amortization of lease right-of-use assets of $1.0 million, and bad debt expense of $0.6 million. Net cash used in operating activities also reflected a decrease of $0.8 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $3.5 million, a decrease in accrued employee expenses of $1.9 million, and an increase in prepaid expenses and other assets of $0.8 million. These decreases were offset by an increase in accrued expenses and other current liabilities of $2.5 million, a decrease in accounts receivable of $1.9 million, and an increase in accounts payable of $0.9 million.

Cash used in operating activities in 2023 was $22.4 million. This was primarily due to a loss from operations of $49.8 million, adjusted for non-cash items, including stock-based compensation expense of $14.3 million, depreciation and amortization expense of $17.7 million, amortization of lease right-of-use assets of $3.0 million, an increase in the fair value of contingent consideration liabilities of $0.9 million, impairments and write offs of assets of $2.4 million, and bad debt expense of $0.7 million, partially offset by a gain on lease exit of $1.6 million. Net cash used in operating activities also reflected a decrease of $10.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $6.7 million, a decrease in accrued employee expenses of $0.4 million, a decrease in accounts payable of $1.8 million, and an increase in accounts receivable of $5.2 million which was primarily related to an increase in revenue in the fourth quarter of 2023 over 2022. These decreases were offset by an increase in accrued expenses and other current liabilities of $2.0 million, which was primarily due to an increase in marketing fees payable to our affinity group partners and advertisers and a decrease in prepaid expenses and other assets of $1.3 million.

Cash used in operating activities in 2022 was $29.1 million. This was primarily due to a loss from operations of $118.7 million, adjusted for non-cash items, including a goodwill impairment charge of $59.8 million, stock-based compensation expense of $17.7 million, depreciation and amortization expense of $16.5 million, gain from equity method investment of $1.8 million, amortization of lease right-of-use assets of $3.9 million, and bad debt expense of $0.7 million. Net cash used in operating activities also reflected a decrease of $5.5 million from changes in operating assets and liabilities, which primarily reflected a decrease in operating lease liabilities of $5.2 million, a decrease in accounts payable of $2.8 million, a decrease in accrued expenses and other current liabilities of $1.4 million, which was primarily due to a decrease in marketing fees payable to our affinity group partners and advertisers, an increase in prepaid expenses and other assets of $0.2 million, and offset by a decrease in accounts receivable of $2.2 million, which was primarily due to a reduction in revenue and an increase in accrued employee expenses of $1.9 million.

Investing Activities

Cash used in investing activities of $7.9 million during 2024 consists primarily of investments in software and computer hardware.

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

Financing Activities

Cash used in financing activities of $25.0 million during 2024 primarily represents payments of 20.1 million for the repurchase of our common stock, taxes paid of $3.3 million for the net share settlement of certain equity awards, and a $1.6 million payment for the second tranche of contingent cash consideration associated with our acquisition of Digital Motors.

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

Leases

The Company has various leases for office space. As of December 31, 2024, the Company had fixed lease payment obligations of $12.9 million, with $3.6 million payable within 12 months that have not been reduced by minimum non-cancellable sublease rentals aggregating $2.5 million. See Note 4 “Leases” to our consolidated financial statements for more information.

Purchase obligations

The Company has long-term agreements to purchase data information, software related licenses and support services, and other obligations that are enforceable and legally binding. As of December 31, 2024, the Company had purchase obligations of $10.1 million, with $8.1 million payable within 12 months. Purchase obligations exclude agreements that are cancellable without penalty. See Note 9 “Commitments and Contingencies” to our consolidated financial statements for more information.

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

Goodwill Impairment
We performed an interim quantitative impairment test as of September 30, 2022 utilizing the income approach. Determining fair value under the income approach requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and discount rates to build a discounted cash flow analysis. We estimated future cash flows using internal estimates and incorporated the impacts of broader market factors such as rising interest rates, limited new vehicle inventories, rising vehicle costs, and the automotive chip shortage. The long-term growth rate was estimated based on judgments about the long-term performance of the reporting unit as well as industry specific factors. Our discount rate was estimated based on a blend of market based weighted average cost of capital and venture capital rates of return, the latter of which we incorporated to more appropriately discount cash flows related to early stage products such as TrueCar+. We also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization, which included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded a non-cash impairment charge of $59.8 million during the three months ended September 30, 2022. Actual results may differ from these forecasts and estimates that are utilized in the income approach and market capitalization reconciliation.
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
The fair value of contingent liabilities were estimated at acquisition, and at least quarterly thereafter, using a scenario-based method, which uses probability-weighted possible outcomes to estimate the timing of expected future cash flows and discount rates to calculate the present value. We estimated the probability of achievement of product development milestones and future revenues based on our product roadmap, the level of effort and capacity of our technology team, and expected business outcomes. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 9 “Commitments and Contingencies” of our consolidated financial statements included herein) such that the future targets were considered 100% achieved.
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

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $111.8 million at December 31, 2024, which consist entirely of bank deposits and short-term money market funds. Such interest-earning instruments carry a degree of interest rate risk. A hypothetical 25 basis points decrease in interest rates earned on our cash and cash equivalents balance as of December 31, 2024 would result in a decrease in annual interest income of approximately $0.3 million.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Strategic PSU Grants

On February 18, 2025, the Compensation and Workforce Committee of the Company’s board of directors approved a form of performance-based restricted stock unit agreement (the “Strategic PSU Agreement”) for performance-based restricted stock units that vest based on the achievement of certain strategic performance goals and certain retention requirements (“Strategic PSUs”) and granted Strategic PSU awards under the Company’s 2023 Equity Incentive Plan (the “Plan”) to each of the Company’s named executive officers.

The number of Strategic PSUs awarded to the Company’s executive officers is as follows: Jantoon Reigersman: 315,790; Oliver Foley: 157,895; Jeff Swart: 157,895; Jill Angel: 157,895; Jay Ku: 157,895.

The target number of shares of the Company’s common stock earned by an executive officer pursuant to these awards will be determined based on the number of TrueCar+ Transactions (the “TC+ Performance Metrics”), defined as each TrueCar+ retail installment contract that is fully executed and is not canceled during the month of September 2027 (the “Performance Period”); provided, that any such awards will only be earned if the number of TrueCar+ Transactions achieved in the Performance Period exceeds the monthly average of TrueCar+ Transactions achieved in the three months immediately prior to the Performance Period (the “Growth Requirement”). If the Growth Requirement is achieved, then, depending on the number of TrueCar+ Transactions achieved in the Performance Period, the Strategic PSUs may vest at between 0% and 300% of the target.

Except for in certain scenarios involving a Change in Control (as defined in the Strategic PSU Agreement), an executive must remain a Service Provider (as defined in the Plan) through the end of the Performance Period for any of his or her Strategic PSUs to vest. If a Change in Control occurs prior to the end of the Performance Period, the Growth Target will be deemed satisfied and the TC+ Performance Metrics will be deemed satisfied at 100% of target levels for each executive who remains a Service Provider until immediately prior to the Change in Control. If the acquiring, surviving or continuing entity assumes or substitutes the Strategic PSUs on substantially the same terms and conditions (other than the performance conditions originally applicable to the Strategic PSUs), each executive must remain a Service Provider until the end of the Performance Period in order for his or her award to vest; provided that, if the executive experiences a Qualifying Termination (as defined in the Strategic PSU Agreement) upon or following the Change in Control, such award will vest immediately pursuant to the terms of the Strategic PSU Agreement, which includes a requirement that the executive enter into a release of claims agreement in favor of the Company. If the acquiring, surviving or continuing entity does not assume or substitute the awards, such awards will vest immediately prior to the Change in Control.

The foregoing description of the Strategic PSU Agreement is a summary only and is qualified in its entirety by the full text of the Strategic PSU Agreement, which is filed as Exhibit 10.21 hereto and incorporated herein by reference.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

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

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

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

3.Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Description of Securities.		X	10-K	4.3	February 28, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3#	2023 Equity Incentive Plan and forms of agreements thereunder.		X	8-K	10.1	June 23, 2023
10.4	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.5	Third Amendment to Lease, dated June 25, 2014, by and between the Registrant and SaMo Clock Tower, LLC.	X
10.6	Fourth Amendment to Lease, dated June 3, 2024, by and between the Registrant and High Noon Office, LLC (successor in interest to SaMo Clock Tower, LLC).		X	10-Q	10.1	August 6, 2024

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.7	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014
10.8	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.9	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.		X	10-Q	10.2	August 6, 2021
10.10	Fourth Amendment to Office Lease, dated November 27, 2023, by and between the Registrant and Registrant and DE Palisades Promenade, LLC.		X	10-K	10.8	February 22, 2024
10.11	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.12#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.13#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 10, 2022
10.14#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-K	10.15	February 22, 2024
10.15#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 6, 2024
10.16#	Amended and Restated Employment Agreement, dated as of July 27, 2023, by and between the Registrant and Jantoon Reigersman.		X	8-K/A	10.1	August 1, 2023
10.17#	Employment Agreement, dated as of September 25, 2023, by and between the Registrant and Oliver Foley.		X	10-Q	10.1	November 7, 2023
10.18#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.19#	Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Jay Ku.		X	10-Q	10.3	November 7, 2023
10.20#	Employment Agreement, dated as of March 10, 2022, by and between the Registrant and Jill Angel, as amended by Amendment to Employment Agreement, dated as of August 16, 2024, by and between the Registrant and Jill Angel.		X	10-Q	10.1	November 7, 2024
10.21#*	Form of Strategic Performance-Based Restricted Stock Unit Agreement	X
19*	Insider Trading Policy of the Registrant	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on signature page).	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
97	TrueCar, Inc. Compensation Recovery Policy		X	10-K	97	February 22, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* Certain identified information has been excluded from the exhibit because it is both not material and is the type that the registrant treats as private or confidential. The registrant agrees to furnish an unredacted copy of this exhibit on a supplemental basis to the SEC or its staff upon request.
# Indicates a management contract or compensatory plan.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUECAR, INC.
By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President and Chief Executive Officer
Date:	February 19, 2025

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

Signature	Title	Date
/s/ Jantoon E. Reigersman	President, Chief Executive Officer and Director	February 19, 2025
Jantoon E. Reigersman	(Principal Executive Officer and Director)

/s/ Oliver M. Foley	Chief Financial Officer	February 19, 2025
Oliver M. Foley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Buce	Director	February 19, 2025
Robert E. Buce

/s/ Barbara A. Carbone	Director	February 19, 2025
Barbara A. Carbone

/s/ Faye M. Iosotaluno	Director	February 19, 2025
Faye M. Iosotaluno

/s/ Brendan L. Harrington	Director	February 19, 2025
Brendan L. Harrington

/s/ Diego A. Rodriguez	Director	February 19, 2025
Diego A. Rodriguez

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TrueCar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TrueCar, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – TrueCar Auto Buying Program

As described in Notes 2 and 5 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Auto Buying Program revenues include fees paid by customers participating in the Company’s dealer network with which the Company has an agreement. TrueCar Certified Dealers pay the Company fees in one of three ways: on a per-vehicle basis for sales to Auto Buying Program users, on a per-introduction basis for introductions to Auto Buying Program users, or under a subscription arrangement. The Company’s performance obligation to TrueCar Certified Dealers is to provide them with introductions to in-market consumers through the use of the TrueCar platform, so that they have the opportunity to sell vehicles to those consumers. The Company’s Dealer revenue was $158 million for the year ended December 31, 2024, of which a significant portion relates to the Auto Buying Program.

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
February 19, 2024

We have served as the Company’s auditor since 2009.

TrueCar, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents (includes restricted cash of $0 and $1,855 at December 31, 2024 and 2023, respectively)	$111,835	$136,964
Accounts receivable, net of allowances of $783 and $1,118 at December 31, 2024 and 2023, respectively	15,742	18,264
Prepaid expenses	4,499	6,067
Other current assets	3,052	1,787
Total current assets	135,128	163,082
Property and equipment, net	15,735	18,880
Operating lease right-of-use assets	2,351	10,132
Intangible assets, net	1,970	8,375
Other assets	4,507	3,851
Total assets	$159,691	$204,320
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,928	$6,875
Accrued employee expenses	4,892	6,667
Operating lease liabilities, current	2,964	3,240
Accrued expenses and other current liabilities	17,109	12,196
Total current liabilities	32,893	28,978
Operating lease liabilities, net of current portion	8,313	11,169
Other liabilities	348	3,958
Total liabilities	41,554	44,105
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at December 31, 2024 and 2023, respectively; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2024 and 2023; 87,190,136 and 91,091,541 shares issued and outstanding at December 31, 2024 and 2023, respectively	9	9
Additional paid-in capital	711,474	722,504
Accumulated deficit	(593,346)	(562,298)
Total stockholders’ equity	118,137	160,215
Total liabilities and stockholders’ equity	$159,691	$204,320
The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$175,598	$158,706	$161,524
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	26,388	15,856	16,213
Sales and marketing	95,585	99,050	104,534
Technology and development	29,643	42,247	46,090
General and administrative	43,127	40,321	44,087
Depreciation and amortization	18,035	17,699	16,520
Goodwill impairment	—	—	59,775
Total costs and operating expenses	212,778	215,173	287,219
Loss from operations	(37,180)	(56,467)	(125,695)
Interest income	6,147	6,718	2,565
Other income	—	—	40
Gain from equity method investment	—	—	1,845
Loss before income taxes	(31,033)	(49,749)	(121,245)
Provision for (benefit from) income taxes	15	17	(2,560)
Net loss	$(31,048)	$(49,766)	$(118,685)

Net loss per share, basic and diluted	$(0.34)	$(0.55)	$(1.30)
Weighted average common shares outstanding, basic and diluted	90,159	89,766	91,452
Other comprehensive loss:
Comprehensive loss	$(31,048)	$(49,766)	$(118,685)

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		APIC	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	96,213,243	$10	$723,623	$(393,847)	$329,786
Net loss	—	—	—	(118,685)	(118,685)
Repurchase of common stock	(9,838,785)	(1)	(29,782)	—	(29,783)
Stock-based compensation	—	—	18,700	—	18,700
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,064,630	—	(2,751)	—	(2,751)
Balance at December 31, 2022	88,439,088	$9	$709,790	$(512,532)	$197,267
Net loss	—	—	—	(49,766)	(49,766)
Stock-based compensation	—	—	15,137	—	15,137
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,652,453	—	(2,423)	—	(2,423)
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(31,048)	(31,048)
Repurchase of common stock, including excise tax	(6,051,170)	—	(20,219)	—	(20,219)
Stock-based compensation	—	—	12,458	—	12,458
Shares issued in connection with employee stock plans, net of shares withheld for employee taxes	2,149,765	—	(3,269)	—	(3,269)
Balance at December 31, 2024	87,190,136	$9	$711,474	$(593,346)	$118,137

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(31,048)	$(49,766)	$(118,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,035	17,699	16,520
Goodwill impairment	—	—	59,775
Deferred income taxes	—	—	(2,358)
Bad debt expense and other reserves	574	696	718
Stock-based compensation	11,730	14,299	17,681
Increase in the fair value of contingent consideration liability	372	931	359
Amortization of lease right-of-use assets	973	2,982	3,940
Gain from equity method investment	—	—	(1,845)
Impairment of right-of-use assets	6,880	2,376	—
Gain on lease exit	—	(1,573)	—
Other noncash expenses	995	549	230
Changes in operating assets and liabilities:
Accounts receivable	1,948	(5,174)	2,210
Prepaid expenses and other assets	(801)	1,335	(210)
Accounts payable	910	(1,767)	(2,750)
Accrued employee expenses	(1,855)	(387)	1,863
Operating lease liabilities	(3,462)	(6,667)	(5,214)
Accrued expenses and other current liabilities	2,450	2,010	(1,371)
Other liabilities	—	43	—
Net cash provided by (used in) operating activities	7,701	(22,414)	(29,137)
Cash flows from investing activities
Purchase of property and equipment	(7,860)	(11,809)	(11,680)
Cash from sale of equity method investment	—	—	15,745
Cash paid for acquisition, net of cash acquired	—	—	(12,093)
Net cash used in investing activities	(7,860)	(11,809)	(8,028)
Cash flows from financing activities
Payment of contingent consideration liability	(1,610)	(1,908)	—
Proceeds from exercise of common stock options	61	710	179
Taxes paid related to net share settlement of equity awards	(3,330)	(3,133)	(2,930)
Payments for the repurchase of common stock	(20,091)	—	(29,783)
Net cash used in financing activities	(24,970)	(4,331)	(32,534)
Net decrease in cash, cash equivalents, and restricted cash	(25,129)	(38,554)	(69,699)
Cash, cash equivalents, and restricted cash at beginning of year	136,964	175,518	245,217
Cash, cash equivalents, and restricted cash at end of year	$111,835	$136,964	$175,518

The accompanying notes are an integral part of these consolidated financial statements.

TrueCar, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Income taxes	$(13)	$180	$(131)

Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$728	$838	$1,019
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	1,005	821	1,311
Changes in right-of-use assets for operating lease obligations	725	136	3,047
Changes in lease liabilities for operating lease obligations	725	136	3,636

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
assets and lease liabilities, assets and liabilities assumed in business combinations, assets and liabilities of its equity method investment and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2024 through December 31, 2024, the Company’s chief operating decision maker (the “CODM”) was comprised of the President and Chief Executive Officer (“CEO”).

Equity Method Investment
On February 8, 2019, the Company acquired 20% of the outstanding equity interests of Accu-Trade, LLC, a Delaware limited liability company (“Accu-Trade”), from R.M. Hollenshead Auto Sales & Leasing, Inc., a Florida corporation (“RHAS”), Robert M. Hollenshead (“Hollenshead”) and Jeffrey J. Zamora (“Zamora” and, together with RHAS and Hollenshead, the “Sellers”), pursuant to a Membership Interest Purchase Agreement, dated as of February 8, 2019 (the “Purchase Agreement”), by and among Accu-Trade, RHAS, Hollenshead, Zamora and the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company paid the Sellers $17.9 million in cash consideration and made a $5 million capital contribution to Accu-Trade. The Company recognized its proportional share of the income or loss from the equity method investment on a one-quarter lag due to the timing and availability of financial information from Accu-Trade.
Included in the initial carrying value of $22.9 million, which represents the fair value on the transaction date, was a basis difference of $22.9 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of Accu-Trade. The carrying value of the equity method investment was primarily adjusted for the Company’s share in the income and losses of Accu-Trade and amortization of the basis difference. The Company amortized its basis difference between the estimated fair value and the underlying book value of Accu-Trade’s technology and guarantor relationship over their respective useful lives using the straight-line method. These intangible assets were amortized over a weighted-average useful life of approximately 5 years measured at the transaction date.
The Company assessed the carrying value of its investment in Accu-Trade for impairment whenever changes in the facts and circumstances indicated a loss in value had occurred. When indicators existed, the fair value was estimated and compared to the investment carrying value. If any impairment was judgmentally determined to be other than temporary, the carrying value of the investment was written down to fair value. On February 2, 2022, the Company entered into a redemption agreement with Accu-Trade to redeem the Company’s 20% ownership interest in Accu-Trade. As a result of the events and circumstances leading up to the Company’s entry into the redemption agreement with Accu-Trade, the Company concluded that the investment in Accu-Trade was impaired and recorded a $4.1 million impairment charge in its equity method investment for the year ended December 31, 2021.

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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Certain assets, including the equity method investment, right-of-use assets, property and equipment, goodwill, and intangible assets are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2024 and 2023, the Company recorded right-of-use asset impairment charges of $6.9 million and $2.4 million, respectively, related to office operating leases. For the year ended December 31, 2022, the Company recorded goodwill impairment charges of $59.8 million.
For the twelve months ended December 31, 2022, the Company recognized a gain of $1.8 million from changes in fair value of a derivative asset recognized from the sale of its equity method investment in Accu-Trade.
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of comprehensive loss. During the second quarter of 2023 the Company amended the purchase agreement in connection with its Restructuring Plan (Note 9) such that the future targets were considered 100% achieved, and as a result, there were no significant unobservable inputs used to measure the contingent consideration liability as of December 31, 2024.
The following table summarizes the Company’s assets and liabilities at fair value on a recurring basis at December 31, 2024 and 2023 by level within the fair-value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2024				At December 31, 2023
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$97,917	$—	$—	$97,917	$119,735	$—	$—	$119,735
Total Assets	$97,917	$—	$—	$97,917	$119,735	$—	$—	$119,735

Liabilities:
Contingent consideration, current	$—	$—	$3,964	$3,964	$—	$—	$1,981	$1,981
Contingent consideration, non-current	—	—	—	—	—	—	3,611	3,611
Total Liabilities	$—	$—	$3,964	$3,964	$—	$—	$5,592	$5,592
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation (in thousands):

Year Ended December 31,
2024
Fair value, at beginning of year	$5,592
Additions	—
Payoff	(2,000)
Changes in fair value	372
Fair value, at end of year	$3,964

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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts based on these evaluations. No single customer comprised more than 10% of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022. At December 31, 2024 and December 31, 2023, one customer comprised 12.8% and 32.3% of the Company’s accounts receivable balance, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. At December 31, 2023, cash and cash equivalents included $1.9 million of restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases, which has since been terminated (Note 9).

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
The Company considers the need to adjust historical information to reflect the extent to which the Company expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The primary current and future economic indicators that the Company uses to develop its current estimate of expected credit losses include the current and forecast U.S. Gross Domestic Product (“GDP”).
The Company calculates the expected credit losses on a pool basis for those trade receivables that have similar risk characteristics. For those trade receivables that do not share similar risk characteristics, the allowance for doubtful accounts is calculated on an individual basis. Risk characteristics relevant to the Company’s accounts receivable include revenue billing model and aging status.
The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Year Ended December 31,
	2024	2023	2022
Allowances, at beginning of year	$1,118	$1,073	$3,099
Charged as a reduction of revenue	2,179	2,569	2,661
Charged to bad debt expense in general and administrative expenses	574	696	718
Write-offs, net of recoveries	(3,088)	(3,220)	(5,405)
Allowances, at end of year	$783	$1,118	$1,073
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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
At December 31, 2024 and 2023, capitalized software costs were $84.3 million and $85.9 million, respectively, before accumulated amortization of $69.6 million and $68.1 million, respectively.
Expected amortization expense with respect to capitalized software costs at December 31, 2024 for each of the years through December 31, 2027 is as follows (in thousands):

Years ended December 31,
2025	$8,664
2026	4,634
2027	1,406
Total amortization expense	$14,704

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets Acquired in Business Combinations
The Company values assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include customer relationships and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for customer relationships and technology are generally two to ten years and one to ten years, respectively.
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, including its ROU assets, with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the years ended December 31, 2024 and 2023, the Company recorded ROU asset impairment charges of $6.9 million and $2.4 million, respectively, related to certain operating leases. See Note 4 for additional information. During the year ended December 31, 2022, there were no impairment charges recorded on the Company’s long-lived assets.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the identifiable assets and liabilities acquired in the Company’s business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of use of the acquired assets or the Company’s overall business strategy, significant negative industry or economic trends, significant underperformance relative to expected historical or projected future results of operations, or a decline in the Company’s stock price and market capitalization. Due to the impacts of our analysis described in the following paragraphs, the Company does not have a goodwill balance as of December 31, 2024 and 2023.
During the second quarter of 2022, as a result of the continued economic disruption as well as a decline in the Company’s stock price and market capitalization, the Company concluded a triggering event had occurred as of June 30, 2022. The Company performed an interim quantitative impairment test, in which the Company estimated the fair value of its single reporting unit by utilizing a market approach, which was based on the market capitalization of the Company using its share price in the Nasdaq Global Select Market and an appropriate control premium. Determining the control premium requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including expected future cash flows, which were based on the synergies market participants could realize if they acquire the reporting unit, and the discount rate. Based on the results of the interim impairment test, the Company concluded that the fair value of its reporting unit was greater than the carrying value and that goodwill was not impaired as of June 30, 2022.
During the third quarter of 2022, as a result of additional macroeconomic disruptions, including rising interest rates, and a further decline in market capitalization, the Company concluded a triggering event had occurred. The Company performed an interim

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded a non-cash impairment charge of $59.8 million during the three months ended September 30, 2022.
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
Dealer Revenue

Dealer revenue is comprised of Auto Buying Program revenue as well as revenue from TrueCar Trade and Sell Your Car.
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
Pay-Per-Sale. Under fee arrangements based on a pay-per-sale billing model, revenue for the Auto Buying Program is recognized when introductions are delivered to the Dealer and for the amount that the Company estimates it will be able to earn. To formulate this estimate, the Company uses the expected value method based primarily on an analysis of the expected number of sales resulting from in-period introductions. This estimate is based on historical introductions to vehicle sale close rate trends as well as actual sales measured in the period. Under the contractual terms and conditions of arrangements with TrueCar Certified Dealers that pay on a per-vehicle-sale basis, the Dealer is not obligated to pay the Company until a vehicle sale has occurred between the Auto

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Buying Program user and the Dealer, for which the introduction was provided to the Dealer by the Company. Contractually, the Dealers’ obligation to pay is not contingent on verification or acceptance of the transaction by the Dealer. As a result, revenue recognition occurs earlier than billing as an estimate of the variable consideration to be received upon control transfer of the delivered introduction, resulting in a contract asset.
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
Auto Buying Program Add-On Features. The Company offers additional add-on products to eligible Dealers as part of the Auto Buying Program to increase traffic and retarget in-market consumers. These products include TrueCar Sponsored Listings (“Sponsored Listings”), TrueCar Reach (“Reach”) and TrueCar Marketing Solutions (“TCMS”). Sponsored Listings enables a Dealer to place qualifying vehicles at more prominent positions within the inventory search results page, and fees are charged based on a monthly subscription rate for the right to sponsor up to a set number of vehicles at any time throughout the month. Reach is a service offered to retarget in-market consumers on the Dealer’s behalf with co-branded emails, and fees are charged on a flat monthly rate regardless of the number of emails delivered. TCMS includes a suite of digital marketing solutions enabling dealers to better target in-market car shoppers, and fees are charged on a monthly subscription rate based on the product and marketing channel. Subscription fees are recognized on a monthly basis.
TrueCar Trade and Sell Your Car. TrueCar Trade provides consumers with information on the value of their vehicle, while providing Dealers with introductions to these in-market consumers so that those Dealers have the opportunity to buy vehicles from those consumers. The value of the vehicle is referred to as the True Cash Offer (“TCO”) and is backed by a guarantee from TCWS to repurchase the vehicle at the TCO if the dealer does not wish to keep it. Dealers pay a fee under a per-introduction or guaranteed-introductions model for access to the Company’s Sell Your Car product. Prior to offering Sell Your Car, the Company charged Dealers a monthly subscription fee for access to the Company’s Trade solution, which varied depending on the level of service provided. The Company phased out these subscription packages in 2022. Subscription fees were recognized on a monthly basis. Under the pay-per-introduction billing model, revenue is recognized when introductions are delivered. Under the guaranteed-introductions model, revenue is recognized based on the anticipated number of introductions to be provided to the Dealer. To the extent that the number of actual introductions is less than the number of guaranteed introductions, the Company provides a credit to the Dealer. If the actual number of introductions provided exceeds the number guaranteed, the Company is not entitled to any additional fees.

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
Sales and Marketing
Sales and marketing expenses consist primarily of digital customer acquisition and digital advertising; media production costs; affinity group partner marketing fees, which also include loan subvention costs where we pay certain affinity group marketing partners a portion of consumers’ borrowing costs for car loan products offered by these affinity group marketing partners; and marketing sponsorship programs. In addition, sales and marketing expenses include employee-related expenses for sales, customer support, marketing, and public relations employees, including salaries, bonuses, benefits, severance, and stock-based compensation expenses; third-party contractor fees; and facilities costs. Marketing and advertising costs promote our services and are expensed as incurred, except for media production costs which are expensed the first time the advertisement is aired. Marketing and advertising expenses were $31.2 million, $31.3 million, and $34.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Accrued marketing and advertising expenses were $4.5 million and $4.2 million at December 31, 2024 and 2023, respectively, and were included within “Accrued expenses and other current liabilities” on the consolidated balance sheets.
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

Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the years ended December 31, 2024, 2023 and 2022, the Company had no other comprehensive loss items and accordingly, net loss equaled comprehensive loss.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company has evaluated recently issued pronouncements and does not believe any will have a material impact on the Company’s consolidated financial statements or related financial statement disclosures, except as discussed below. In addition, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption, unless otherwise discussed.
Adopted in the current period
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment.

ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024, with no material effect on its consolidated financial statements, except for the related disclosures.

Adoption in future periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.

3.    Business Combination
On May 31, 2022 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Digital Motors for $15.5 million in cash and up to $8.0 million of contingent cash consideration based on the occurrence of certain events including the achievement of product development milestones and future revenues. The acquisition of Digital Motors is intended to accelerate TrueCar's plan to deliver a robust digital car buying and selling experience with its TrueCar+ marketplace. At the Acquisition Date, the Company assessed the probabilities of Digital Motors meeting product development milestones and future revenue targets and recorded a contingent consideration liability of $6.3 million. At December 31, 2024 and 2023 the contingent consideration liability was remeasured to $4.0 million and $5.6 million, with zero and $3.6 million recorded in “Other liabilities” and $4.0 million and $2.0 million recorded in “Accrued expenses and other current liabilities” within the consolidated balance sheets, respectively.

The Company recorded goodwill of $8.6 million on the Acquisition Date, which represented the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the Company’s acquisition of Digital Motors. Goodwill attributed to the acquisition is not deductible for income tax purposes. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the Acquisition Date. As a result of the Company’s impairment assessment in September 2022, goodwill was subsequently written down to zero (refer to Note 6).

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

The Company’s consolidated financial statements include the operating results of Digital Motors from the Acquisition Date through December 31, 2024. Separate operating results and pro forma results of operations for Digital Motors have not been presented as the effect of the acquisition is not material to the Company’s financial results.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
4.    Leases
Lease Costs
For the years ended December 31, 2024, 2023, and 2022, the Company recorded operating lease costs of corporate offices, excluding subleases, in the consolidated statements of comprehensive loss as follows (in thousands):

Operating lease costs recorded within:	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cost of revenue	$32	$23	$12
Sales and marketing	231	348	583
Technology and development	290	785	1,104
General and administrative	1,990	3,208	3,837
Total operating lease costs	$2,543	$4,364	$5,536

The Company did not include short term or variable lease costs in the table above as these amounts were immaterial. The Company made cash payments of $4.6 million, $7.8 million and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, which were included in “Cash flows from operating activities” within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 3.9 years and weighted average discount rate of 6.1%.
The existing operating leases have remaining lease terms ranging from 1.0 to 5.1 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 3 to 5 years for each option.
For its subleases, the Company recorded contra rent expense of $2.2 million, $3.5 million and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company recognized ROU asset group impairment charges of $6.9 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively, reducing the carrying value of the related lease assets to its estimated fair value. Fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived based on current sublease market rent. The impairment charge is included in general and administrative expenses in the consolidated statements of comprehensive loss.
In April 2024, the Company notified its landlord of termination effectively immediately at the leased office space located at 1401 Ocean Avenue, Santa Monica, California due to the landlord’s breach of contract. A letter of credit with a principal amount of $1,750,000 secured the Company’s obligations under the Lease and was drawn down by the landlord upon receiving notice of termination. The Company applied the full drawdown payment of the letter of credit as a reduction to the lease liability. The Company vacated and returned possession of the premises on April 30, 2024. As of December 31, 2024, the Company has fully impaired the ROU asset associated with the lease of $6.8 million, leaving the remaining lease liability of $7.2 million. As the Company has not yet been legally released from the lease agreement (Note 9), the impact of the remaining lease term and discount rate associated with this lease has been included in our disclosures above.
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
In June 2022, the Company signed a lease amendment to exit certain floors of a leased office space effective July 31, 2022 and to settle the asset retirement obligation associated with exiting the leased space for a lower amount than previously recognized. To account for the reduction in lease term, the Company remeasured the lease liability, using the incremental borrowing rate in place at the date of modification, with a corresponding reduction to the right of use asset. A total gain of $0.8 million was recognized which included the $0.6 million difference in reduction of lease liability of $3.7 million and right-of-use asset of $3.1 million and the $0.2 million gain on settlement of the asset retirement obligation.
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2024 are as follows (in thousands):

Years ended December 31,
2025	$3,621
2026	3,271
2027	2,057
2028	1,854
2029	1,909
Thereafter	160
Total lease payments	$12,872
Less: imputed interest	(1,595)
Total lease liabilities (discounted)	$11,277

Year ended December 31,	Sublease Income
2025	$1,651
2026	819
2027	70
2028	—
Thereafter	—
Total sublease income	$2,540
5.    Revenue Information and Deferred Sales Commissions
Deferred Sales Commissions

Deferred sales commissions within other assets were $3.5 million and $2.2 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, amortization expense for deferred sales commissions was $1.5 million, $1.1 million and $1.2 million, respectively. There was no impairment loss in relation to the costs capitalized in any period.

Contract Balances

The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $0.9 million and $0.9 million at January 1, 2024 and 2023, respectively, was transferred to accounts receivable during the years ended December 31, 2024 and 2023 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.0 million and $0.9 million was recorded as of December 31, 2024 and 2023, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Revenue

The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Dealer revenue	$157,930	$143,239	$156,485
OEM incentives revenue	16,896	14,958	4,390
Other revenue	772	509	649
Total revenues	$175,598	$158,706	$161,524

6.    Goodwill
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
The Company performed an interim quantitative impairment test as of September 30, 2022 utilizing an income approach. Under the income approach, the Company used a discounted cash flow analysis. Determining fair value requires the exercise of significant assumptions and judgments, which are considered Level 3 inputs under the fair value hierarchy, including the amount and timing of expected future cash flows, long-term growth rates, and the discount rates. The Company also performed a reconciliation of the fair value of the reporting unit to the Company’s market capitalization as of September 30, 2022. The market capitalization reconciliation included the estimation of a reasonable control premium and other market factors such as control premiums observed in market transactions. Based on the results of the impairment test, the Company concluded that the carrying value of its single reporting unit exceeded the fair value and, accordingly, recorded an impairment charge of $59.8 million. The Company’s goodwill balance was zero as of December 31, 2022 after the impairment charge. No further changes to goodwill occurred during the twelve months ended December 31, 2024.
7.    Property and Equipment, net
Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Computer equipment and internally developed software	$86,255	$87,830
Furniture and fixtures	962	1,527
Leasehold improvements	4,917	8,694
	92,134	98,051
Less: Accumulated depreciation	(76,399)	(79,171)
Total property and equipment, net	$15,735	$18,880
Included in the table above are property and equipment of $1.0 million and $1.0 million as of December 31, 2024 and 2023, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Total depreciation and amortization expense of property and equipment was $11.6 million, $12.1 million, and $13.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Amortization of internal use capitalized software development costs was $11.1 million, $11.3 million, and $12.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024 and 2023, the Company disposed of or retired certain computer equipment, internally developed software, leasehold improvements, and furniture and fixtures with an original cost basis of $14.4 million and $17.5 million, and accumulated depreciation of $14.2 million and $17.1 million, respectively. The remaining net book value of $0.3 million and $0.4 million was recorded as depreciation and amortization expense during the years ended December 31, 2024 and 2023, respectively.

8.    Intangible Assets
Intangible assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$22,890	$(20,920)	$1,970
Customer relationships	1,300	(1,300)	—
Total	$24,190	$(22,220)	$1,970

	At December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired technology and domain name	$22,890	$(14,515)	$8,375
Customer relationships	1,300	(1,300)	—
Total	$24,190	$(15,815)	$8,375

During the year ended December 31, 2022, the Company disposed of certain fully amortized acquired technology with an original cost basis of $1.0 million. There were no disposals during the years ended December 31, 2024 and 2023.

Amortization expense by asset type for the years ended December 31, 2024, 2023, and 2022 is shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Acquired technology and domain name	$6,406	$5,594	$3,481
Customer relationships	—	—	—
Total amortization	$6,406	$5,594	$3,481
Expected amortization expense with respect to intangible assets at December 31, 2024 is as follows (in thousands):

Years ended December 31,
2025	$1,970
Thereafter	—
Total amortization expense	$1,970

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Commitments and Contingencies
Reorganization

In June 2023, the Company committed to a restructuring plan (the “Restructuring Plan”) in furtherance of its efforts to enhance productivity and efficiency, preserve profitability and streamline its organizational structure to better align operations with its long-term commitment to providing an enhanced consumer experience. The Company recorded restructuring costs of approximately $7.2 million during the year ended December 31, 2023 in connection with the Restructuring Plan. The Company did not record any restructuring costs during the twelve months ended December 31, 2024 related to the Restructuring Plan and does not expect to incur significant additional charges in future periods related to the Restructuring Plan.

The following table presents a roll forward of the Restructuring Plan costs liability for the twelve months ended December 31, 2024 (in thousands):

Restructuring Costs Liability
Accrual at December 31, 2023	$951
Expense	—
Cash Payments	(951)
Accrual at December 31, 2024	$—
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
As of December 31, 2024, the Company has fully impaired the right-of-use asset associated with the lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At December 31, 2024, the lease liability of $7.2 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.
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
Purchase Obligations
At December 31, 2024, the Company had the following purchase obligations (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Purchase obligations	$10,127	$8,069	$2,058	$—	$—
Purchase obligations include long-term agreements to purchase data information, software-related licenses, and support services, and other obligations that are enforceable and legally binding as of December 31, 2024. Purchase obligations exclude agreements that are cancellable without penalty.
Credit Facility
In March 2023, the Company terminated its third amended and restated loan and security agreement (the “Credit Facility”) with a financial institution that provided for advances under a $35.0 million revolving line of credit. As of the date of the termination, the company had no outstanding amounts under the Credit Facility.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
10.    Stockholders’ Equity
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Program had a remaining authorization of $45.8 million and the Company’s board of directors increased the authorization of the Program by $54.2 million, bringing the total remaining authorization to $100 million, as well as extended the expiration of the program until December 31, 2026. Following this increase, the Company had $100 million of remaining authorization for future repurchases. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. During the years ended December 31, 2024, 2023 and 2022 the Company repurchased and retired a total of 6.1 million, zero and 9.8 million shares under the Program for $20.0 million, zero and $29.7 million respectively, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million, zero, and zero respectively. As of December 31, 2024, the Company had a remaining authorization of $80.0 million for future share repurchases.

Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient for the exercise of all outstanding awards, plus shares available for grant under the Company’s equity incentive plan.
The number of shares of the Company’s common stock reserved for these purposes at December 31, 2024 is as follows:

Number of Shares
Outstanding stock options	1,318,123
Outstanding restricted stock units	5,482,977
Outstanding performance stock units	3,253,741
Additional shares reserved for maximum payout of outstanding performance stock units	2,440,294
Additional shares available for grant under the equity plan	20,451,887
Total	32,947,022

11.    Stock-based Awards
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

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
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

As of December 31, 2024, the total number of shares available for future issuance under the 2023 Plan was 20,451,887 shares. Under the 2023 Plan, the Company has the ability to issue incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The exercise price of stock options granted under the 2023 Plan must at least equal the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest monthly over a four-year period and expire 10 years from the date of grant. Restricted stock units generally vest quarterly over a four-year period. Performance stock units granted generally vest at the end of a three-year period.
Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in millions)
Outstanding at December 31, 2023	2,240,898	$10.65	3.1
Granted	—	—
Exercised	(22,727)	2.68
Forfeited/expired	(900,048)	12.37
Outstanding at December 31, 2024	1,318,123	$9.61	3.5	$0.2
Vested and expected to vest at December 31, 2024	1,318,123	$9.61	3.5	$0.2
Exercisable at December 31, 2024	1,296,249	$9.69	3.4	$0.2

(1)The aggregate intrinsic value represents the excess of the closing price of the Company’s common stock of $3.73 on December 31, 2024 over the exercise price of in-the-money stock option awards.
At December 31, 2024, total remaining stock-based compensation expense for unvested option awards was $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.
There were no option grants in 2024, 2023, or 2022. The Company recorded stock-based compensation expense for stock option awards of $0.2 million, $0.9 million, and $1.5 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
The total intrinsic value of options exercised in 2024, 2023, and 2022 was less than $0.1 million, $0.1 million, and less than $0.1 million, respectively.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested — December 31, 2023	5,763,510	$2.94
Granted	3,784,400	3.49
Vested	(2,766,719)	3.16
Forfeited	(1,298,214)	3.22
Non-vested — December 31, 2024	5,482,977	$3.15
The total fair market value of RSUs that vested for the years ended December 31, 2024, 2023, and 2022 was $9.1 million, $8.3 million, and $8.4 million, respectively.
The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2024, 2023, and 2022 was $3.49, $2.31, and $3.49, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company recorded $8.1 million, $10.8 million, and $12.1 million in compensation expense, respectively. At December 31, 2024, total remaining stock-based compensation expense for non-vested RSUs is $15.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance Stock Units
Performance stock units (“PSU”) vesting is subject to the achievement of certain market conditions over a three-year period. The number of shares of common stock to be issued under a PSU agreement is based upon a comparison of the Company’s total stockholder return (“TSR”) determined by reference to the Company’s compound annual growth in stock price (“CAGR”) relative to the Russell 2000 Total Return Index (the “Index”), over a three-year performance period. If the CAGR is equal to that of the Index, the target number of PSUs will vest. For every percentage point that the CAGR exceeds the Index, the number of PSUs that are eligible to vest in excess of target is increased by a respective amount of percentage points, and for every percentage point that the CAGR is below the Index, the number of PSUs that are eligible to vest is decreased by a respective amount of percentage points as well. If the Company’s absolute CAGR is negative during the performance period of the PSUs, then the executives’ payout will be capped at 100% of target, irrespective of the extent to which the CAGR exceeds the Index. Payouts of the performance share awards range from 0% to 175% of the target awards based on the Company’s TSR ranking relative to the Index.
A summary of the Company’s PSU activity for the year ended December 31, 2024 is as follows:

	Performance Share Units	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2023	2,518,556	$4.18
Granted	1,231,577	4.39
Vested	(364,837)	5.99
Forfeited	(131,555)	5.25
Outstanding — December 31, 2024	3,253,741	$4.01
The total fair market value of PSUs that vested for the years ended December 31, 2024, 2023, 2022 was $1.3 million, $0.7 million and $0.1 million, respectively.
The weighted-average grant-date fair value of PSUs granted for the years ended December 31, 2024, 2023, and 2022 was $4.39, $2.75, and $4.90, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company recorded $3.4 million, $2.6 million, and $4.1 million in compensation expense, respectively. At December 31, 2024, total remaining stock-based compensation expense for non-vested PSUs is $5.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
Valuation Assumptions and Stock-based Compensation Cost
The fair value of stock options granted to employees is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividends. The Company uses the simplified method under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate expected term for plain vanilla share options, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend of zero, as it does not anticipate paying any dividends in the foreseeable future. Forfeitures on share-based awards are recognized as they occur. No stock option awards were granted during the years ended December 31, 2024, 2023, and 2022.
The fair value of each PSU award was estimated at the date of grant using a Monte Carlo simulation valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the term of the PSU. The expected term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on the three-year historical stock price for the Company and the Index. The correlation is calculated based on the stock price of the Company and the Index for the three-year volatility period. The following weighted-average assumptions were used in estimating the fair value of the PSUs at the date of grant:

	Year Ended December 31,
	2024	2023	2022
Expected volatility of common stock	62%	67%	64%
Expected volatility of Index	24%	31%	30%
Average correlation coefficient of the Company and the Index	0.42	0.37	0.32
Risk-free interest rate	4.27%	4.59%	2.55%
Expected term (years)	3.03	2.96	2.95
The Company recorded stock-based compensation cost relating to stock options, RSUs, and PSUs in the following categories on the accompanying consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$260	$191	$185
Sales and marketing	1,804	3,592	4,884
Technology and development	2,022	3,500	4,186
General and administrative	7,644	7,016	8,426
Total stock-based compensation expense	11,730	14,299	17,681
Amount capitalized to internal-use software	728	838	1,019
Total stock-based compensation cost	$12,458	$15,137	$18,700

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
12.    Income Taxes
The components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	15	17	(202)
Total current provision (benefit)	15	17	(202)
Deferred:
Federal	—	—	(2,046)
State	—	—	(312)
Total deferred provision (benefit)	—	—	(2,358)
Total income tax provision (benefit)	$15	$17	$(2,560)
The 2024 and 2023 income tax expense of less than $0.1 million reflects state income taxes.

The 2022 income tax benefit of $2.6 million primarily reflects the release of valuation allowance resulting from net deferred tax liabilities recorded in Digital Motors acquisition accounting providing a source of income in assessing realization of consolidated net deferred tax assets.

The overall effective income tax rate differs from the statutory federal rate as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax benefit based on the federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.8	3.3	1.8
Nondeductible expenses	(1.8)	(1.3)	(0.3)
Change in valuation allowance	(21.5)	(20.8)	(12.7)
Stock-based compensation	(4.5)	(6.0)	(1.3)
Uncertain tax positions	—	—	0.6
Goodwill impairment	—	—	(7.0)
Other	—	3.8	—
Overall effective income tax rate	—%	—%	2.1%

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$90,369	$87,872
Stock-based compensation	3,743	4,666
Accrued expenses	1,886	1,417
Research and development tax credits	6,558	6,558
Operating lease liabilities	2,731	3,432
Intangible assets and goodwill	4,695	3,663
Property, equipment and software	5,297	5,323
Capitalized research and development costs	12,458	9,711
Other	596	547
Gross deferred tax assets	128,333	123,189
Valuation allowance	(126,873)	(120,197)
Net deferred tax assets	1,460	2,992
Deferred tax liabilities:
Capitalized commissions	(872)	(533)
Operating lease assets	(588)	(2,459)
Gross deferred tax liabilities	(1,460)	(2,992)
Total net deferred tax assets (liabilities)	$—	$—

At December 31, 2024, the Company had federal and state net operating loss carryforwards of $346.6 million and $276.9 million, respectively. Of the Company’s federal net operating loss carryforwards, $248.2 million will begin to expire in 2034 and $98.4 million does not expire. The Company’s state net operating loss carryforwards began to expire in 2022. At December 31, 2024, the Company had federal and state research and development tax credit carryforwards of approximately $1.1 million and $11.2 million, respectively. The federal tax credit carryforwards begin to expire in the year ending December 31, 2040. The state tax credit carryforwards can be carried forward indefinitely. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations arising from ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2024, a valuation allowance of $126.9 million has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The change in the valuation allowance for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance, at beginning of year	$120,197	$109,876	$94,117
Increase in valuation allowance	6,676	10,321	15,759
Valuation allowance, at end of year	$126,873	$120,197	$109,876
The $6.7 million increase in valuation allowance is primarily related to the increase in deferred tax assets for net operating loss carryforwards and capitalized research and development costs and the decrease in deferred tax liabilities for operating lease assets.

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefit, beginning of year	$4,570	$4,570	$5,237
Decrease based on tax positions in prior period	—	—	(1,101)
Increase based on tax positions in current period	—	—	434
Unrecognized tax benefit, end of year	$4,570	$4,570	$4,570
The December 31, 2024 balance includes $0.3 million, that if recognized, would affect the effective income tax rate. The December 31, 2024, 2023, and 2022 balances each include tax benefits of $3.4 million, which if recognized, would be in the form of net operating loss or tax credit carryforwards and expected to require a full valuation allowance based on present circumstances. These amounts are net of offsetting benefits from other tax jurisdictions.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. At December 31, 2024, no interest and penalties related to uncertain tax positions have been accrued.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(31,048)	$(49,766)	$(118,685)
Weighted-average common shares outstanding, basic and diluted	90,159	89,766	91,452
Net Loss per share, basic and diluted	$(0.34)	$(0.55)	$(1.30)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Options to purchase common stock	1,318	2,241	5,114
Unvested restricted stock units	5,483	5,764	7,519
Unvested performance stock units	3,254	2,519	2,489
Total shares excluded from net loss per share attributable to common stockholders	10,055	10,524	15,122

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)
14.    Employee Benefit Plan
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $1.1 million, $1.4 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
15.    Related Party Transactions
Transactions with Accu-Trade
On March 1, 2022, the Company sold its 20% ownership interests in Accu-Trade and no longer considers Accu-Trade a related party after the sale. See Note 2 to our consolidated financial statements included herein for further details. The Company recognized contra-revenue of $0.1 million and cost of revenue of $1.1 million during the year ended December 31, 2022 related to a software and data licensing agreement entered into with Accu-Trade. There was no related party activity during the years ended December 31, 2023 and 2024.

16.    Segment Reporting
TrueCar operates as a single operating segment, which is the business of providing a digital automotive marketplace. This marketplace offers pricing transparency to consumers, empowers TrueCar Certified Dealers to attract in-market consumers, and allows automobile manufacturers to target their incentive spending more effectively.

The Company’s CODM is the President and CEO, who manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. The financial information reviewed by the CODM includes revenue by service offering including dealer revenue, OEM incentive revenue, and other revenue (Note 5), in addition to key expense categories that are regularly provided for the consolidated company.

The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies. Although there are other measures of operating performance used by the CODM, the Company concluded that consolidated net income is the measure required to be disclosed as the segment measure of profit or loss. Net income is utilized to evaluate the effectiveness of TrueCar's various service offerings and to monitor budget versus actual results in order to gain more depth and understanding of the factors driving the business. The following is a reconciliation of the Company’s net loss. It includes the significant expense categories regularly provided to the CODM, computed under U.S. GAAP, reconciled to the Company’s total net loss as presented in the consolidated statements of comprehensive loss:

TrueCar, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022
Revenues	$175,598	$158,706	$161,524
Less:
Headcount expense	61,344	70,699	82,829
Branded media	22,976	22,185	23,055
Partner marketing	35,049	31,102	31,660
Other marketing	5,491	4,270	4,085
Outsourced services	11,921	10,564	12,846
Data licensing, software, and hosting	21,494	23,617	24,826
Other segment expenses*	15,680	9,962	12,173
Interest income	(6,147)	(6,718)	(2,565)
Depreciation and amortization	18,035	17,699	16,520
Goodwill impairment	—	—	59,775
Restructuring charges**	1,474	8,947	—
Stock-based compensation	11,730	14,299	17,681
Other reconciling items***	7,599	1,846	(2,676)
Net loss	$(31,048)	$(49,766)	$(118,685)

*Other segment expenses includes wholesale, facilities and other operating costs.
**Restructuring charges represent charges associated with the realignment of the Company’s leadership structure beginning in the third quarter of 2023 as well as charges associated with the Restructuring Plan undertaken in the second quarter of 2023 to improve efficiency and reduce expenses.
***Other reconciling items solely includes changes in fair value of contingent consideration liability, gain on sale of equity method investment, lease impairment, interest accretion for terminated lease, gains and losses on lease exit, transaction costs associated with Digital Motors, other income and income taxes, which are all disclosed elsewhere in the consolidated financial statements and accompanying footnotes.

Assets provided to the CODM are consistent with those reported on the consolidated balance sheet. All of the Company’s principal operations, decision-making functions and long-lived assets are maintained in the United States and all losses are attributable to the United States.