Form 10-K/A
period 2024-12-31
TrueCar, Inc.
filed 2025-02-21
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference
    None.

TRUECAR, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of TrueCar, Inc. (the “Company”) for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “Original Filing”) is being filed solely to correct a typographical error contained in Part II, Item 8 of the Original Filing to correct the signing date of the Report of Independent Registered Public Accounting Firm.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1, as well as the currently dated consent of the Company’s independent registered public accountant firm as Exhibit 23.1.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

PART II

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 appears in a separate section of this annual report on Form 10-K/A beginning on page F-1 and is incorporated herein by reference.

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

(a)The following documents are filed as part of this Amendment No. 1:

1.Financial Statements:

2.Financial Statements Schedule

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Amendment No. 1:

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.		X	S-1	3.4	May 5, 2014
4.1	Specimen Common Stock Certificate of the Registrant.		X	S-1	4.2	May 5, 2014
4.2	Description of Securities.		X	10-K	4.3	February 28, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		X	S-1	10.1	April 4, 2014
10.2#	2014 Equity Incentive Plan and forms of agreements thereunder.		X	S-1	10.4	May 15, 2014
10.3#	2023 Equity Incentive Plan and forms of agreements thereunder.		X	8-K	10.1	June 23, 2023
10.4	Clock Tower Building Office Lease, dated May 10, 2010, by and between the Registrant and Clock Tower, LLC, as amended by the Amendment to Lease Re Additional Space and Term Extension dated November 20, 2010 and the Second Amendment to Lease, dated September 19, 2013, by and between the Registrant and SaMo Clock Tower, LLC (successor in interest to Clock Tower, LLC).		X	S-1	10.14	April 4, 2014
10.5	Third Amendment to Lease, dated June 25, 2014, by and between the Registrant and SaMo Clock Tower, LLC.		X	10-K	10.5	February 19, 2025
10.6	Fourth Amendment to Lease, dated June 3, 2024, by and between the Registrant and High Noon Office, LLC (successor in interest to SaMo Clock Tower, LLC).		X	10-Q	10.1	August 6, 2024
10.7	Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	S-1	10.15	April 4, 2014

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
10.8	Second Amendment, dated February 11, 2015, to Office Lease, dated October 15, 2010, by and between the Registrant and Douglas Emmett 1995, LLC.		X	10-K	10.18	March 12, 2015
10.9	Third Amendment to Office Lease, dated May 11, 2021, by and between the Registrant and DE Palisades Promenade, LLC.		X	10-Q	10.2	August 6, 2021
10.10	Fourth Amendment to Office Lease, dated November 27, 2023, by and between the Registrant and Registrant and DE Palisades Promenade, LLC.		X	10-K	10.8	February 22, 2024
10.11	Office Lease Agreement, dated May 3, 2016, by and between the Registrant and Hill Country Texas Galleria, LLC.		X	10-Q	10.1	August 9, 2016
10.12#	Executive Incentive Compensation Plan.		X	S-1	10.23	May 5, 2014
10.13#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 10, 2022
10.14#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-K	10.15	February 22, 2024
10.15#	Form of Performance-Based Restricted Stock Unit Award Agreement.		X	10-Q	10.1	May 6, 2024
10.16#	Amended and Restated Employment Agreement, dated as of July 27, 2023, by and between the Registrant and Jantoon Reigersman.		X	8-K/A	10.1	August 1, 2023
10.17#	Employment Agreement, dated as of September 25, 2023, by and between the Registrant and Oliver Foley.		X	10-Q	10.1	November 7, 2023
10.18#	Employment Agreement, dated January 25, 2017, by and between the Registrant and Jeffrey Swart.		X	10-K	10.36	March 1, 2017
10.19#	Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Jay Ku.		X	10-Q	10.3	November 7, 2023
10.20#	Employment Agreement, dated as of March 10, 2022, by and between the Registrant and Jill Angel, as amended by Amendment to Employment Agreement, dated as of August 16, 2024, by and between the Registrant and Jill Angel.		X	10-Q	10.1	November 7, 2024
10.21#*	Form of Strategic Performance-Based Restricted Stock Unit Agreement		X	10-K	10.21	February 19, 2025
19*	Insider Trading Policy of the Registrant		X	10-K	19	February 19, 2025
21.1	List of Subsidiaries of the Registrant.		X	10-K	21.1	February 19, 2025
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	TrueCar, Inc. Compensation Recovery Policy		X	10-K	97	February 22, 2024

Exhibit	Exhibit Title	Filed Herewith	Incorporated by Reference	Form	Exhibit No.	Date Filed
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

TRUECAR, INC.
By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President and Chief Executive Officer
Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jantoon E. Reigersman	President, Chief Executive Officer and Director	February 21, 2025
Jantoon E. Reigersman	(Principal Executive Officer and Director)

*	Chief Financial Officer	February 21, 2025
Oliver M. Foley	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 21, 2025
Robert E. Buce

*	Director	February 21, 2025
Barbara A. Carbone

*	Director	February 21, 2025
Faye M. Iosotaluno

*	Director	February 21, 2025
Brendan L. Harrington

*	Director	February 21, 2025
Diego A. Rodriguez

*By: /s/ Jantoon E. Reigersman
Jantoon E. Reigersman, as attorney-in fact

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
February 19, 2025

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