Form 10-Q
period 2025-03-31
TrueCar, Inc.
filed 2025-05-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 1, 2025, 87,676,368 shares of the registrant’s common stock were outstanding.

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
•our ability to navigate changes in domestic or international economic, political or business conditions, including automotive and other import tariffs, supply shortages, such as automotive semiconductors, changes in interest rates and consumer demand;
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•Our business is subject to risks related to the larger automotive ecosystem, including automotive tariffs and low automobile inventory supply levels, which can adversely impact our business, results of operations and prospects.
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

Item 1. FINANCIAL STATEMENTS

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$98,026	$111,835
Accounts receivable, net of allowances of $669 and $783 at March 31, 2025 and December 31, 2024, respectively	15,461	15,742
Prepaid expenses	4,939	4,499
Other current assets	3,654	3,052
Total current assets	122,080	135,128
Property and equipment, net	15,334	15,735
Operating lease right-of-use assets	2,014	2,351
Intangible assets, net	780	1,970
Other assets	4,797	4,507
Total assets	$145,005	$159,691
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,214	$7,928
Accrued employee expenses	2,637	4,892
Operating lease liabilities, current	3,257	2,964
Accrued expenses and other current liabilities	9,833	17,109
Total current liabilities	25,941	32,893
Operating lease liabilities, net of current portion	7,620	8,313
Other liabilities	348	348
Total liabilities	33,909	41,554
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 87,516,237 and 87,190,136 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	714,569	711,474
Accumulated deficit	(603,482)	(593,346)
Total stockholders’ equity	111,096	118,137
Total liabilities and stockholders’ equity	$145,005	$159,691

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$44,810	$41,052
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,890	4,261
Sales and marketing	25,017	22,082
Technology and development	8,119	8,123
General and administrative	10,084	9,486
Depreciation and amortization	3,898	4,585
Total costs and operating expenses	56,008	48,537
Loss from operations	(11,198)	(7,485)
Interest income	1,068	1,644
Loss before income taxes	(10,130)	(5,841)
Provision for income taxes	6	7
Net loss	$(10,136)	$(5,848)

Net loss per share, basic and diluted	$(0.12)	$(0.06)
Weighted average common shares outstanding, basic and diluted	87,305	91,234
Other comprehensive loss:
Comprehensive loss	$(10,136)	$(5,848)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2024	87,190,136	$9	$711,474	$(593,346)	$118,137
Net loss	—	—	—	(10,136)	(10,136)
Stock-based compensation	—	—	3,550	—	3,550
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	326,101	—	(455)	—	(455)
Balance at March 31, 2025	87,516,237	$9	$714,569	$(603,482)	$111,096

	Three Months Ended March 31, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(10,136)	$(5,848)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,898	4,585
Bad debt expense and other reserves	31	217
Stock-based compensation	3,346	2,632
Increase in the fair value of contingent consideration liability	36	92
Amortization of lease right-of-use assets	337	591
Other noncash expense	339	383
Changes in operating assets and liabilities:
Accounts receivable	250	2,941
Prepaid expenses and other assets	(1,426)	1,101
Accounts payable	2,241	2,309
Accrued employee expenses	(1,678)	(3,483)
Operating lease liabilities	(514)	(877)
Accrued expenses and other current liabilities	(4,619)	(2,594)
Net cash (used in) provided by operating activities	(7,895)	2,049
Cash flows from investing activities
Purchase of property and equipment	(2,675)	(2,560)
Net cash used in investing activities	(2,675)	(2,560)
Cash flows from financing activities
Payment of contingent consideration liability	(2,784)	(1,610)
Taxes paid related to net share settlement of equity awards	(455)	(1,156)
Net cash used in financing activities	(3,239)	(2,766)
Net decrease in cash, cash equivalents and restricted cash	(13,809)	(3,277)
Cash, cash equivalents and restricted cash at beginning of period	111,835	136,964
Cash, cash equivalents and restricted cash at end of period	$98,026	$133,687

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$204	$190
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	565	374

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, some information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2024, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on February 19, 2025.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities that are subject to judgment and use of estimates include sales allowances and allowances for doubtful accounts, contract assets, the fair value of assets and liabilities assumed in business combinations, the recoverability and related impairment of long-lived assets, valuation allowances with respect to deferred tax assets, useful lives associated with property and equipment and intangible assets, measurement of right-of-use assets and operating lease liabilities, contingencies, and the valuation and assumptions underlying stock-based compensation awards. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engaged valuation specialists to assist with management’s determination of the fair values of right-of-use assets and lease liabilities, assets and liabilities assumed in business combinations, and performance-based stock units.
Segments
The Company has one operating segment. From January 1, 2025 through March 31, 2025, the Company’s chief operating decision maker (the “CODM”) was comprised of the President and Chief Executive Officer (“CEO”).
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2025 and December 31, 2024, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. Historically, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended March 31,
	2025	2024
Allowances, at beginning of period	$783	$1,118
Charged as a reduction of revenue	634	430
Charged to bad debt expense in general and administrative expenses	31	217
Write-offs, net of recoveries	(779)	(800)
Allowances, at end of period	$669	$965

The Company’s assessment considered business and market disruptions impacting its customers and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and interest rates are difficult to predict, causing variability and volatility that may have a material impact on the Company’s allowance for credit losses in future periods.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its annual income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 to be effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.

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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2025, the Company made its final payout on the contingent consideration liability and as a result, has no remaining Level 3 liabilities.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 by level within the fair-value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At March 31, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$93,559	$—	$—	$93,559	$97,917	$—	$—	$97,917
Total assets	$93,559	$—	$—	$93,559	$97,917	$—	$—	$97,917

	At March 31, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Contingent consideration, non-current	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended March 31,
	2025	2024
Fair value, beginning of period	$3,964	$5,592
Cash payments	(4,000)	(2,000)
Changes in fair value	36	92
Fair value, end of period	$—	$3,684

4.    Property and Equipment, net
Property and equipment consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment and internally developed software	$88,437	$86,255
Furniture and fixtures	962	962
Leasehold improvements	4,917	4,917
	94,316	92,134
Less: Accumulated depreciation	(78,982)	(76,399)
Total property and equipment, net	$15,334	$15,735
Included in the table above are property and equipment of $1.2 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $2.7 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.
Amortization of internal use capitalized software development costs was $2.6 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
On April 10, 2024, the Company notified Mani Brothers Portofino Plaza (DE), LLC, a Delaware limited liability company (the “Landlord”) that the Company was exercising its right to terminate a lease for office space (the “Lease”) located at 1401 Ocean Avenue, Santa Monica, California (the “Premises”) effective immediately, following the Landlord's breach of the Lease and related conduct by the Landlord. Also on April 10, 2024, the Company filed a lawsuit in Los Angeles Superior Court, seeking a declaratory judgment that its termination of the Lease was justified under applicable California law, along with certain other relief. A letter of credit with a principal amount of $1,750,000 (the “Letter of Credit”) secured the Company’s obligations under the Lease. The full principal amount of the Letter of Credit was collateralized by restricted cash. On April 18, 2024, the Landlord notified both the Company and the bank that issued the Letter of Credit that the Landlord was drawing down the full amount available under the Letter of Credit. The drawdown on the Letter of Credit was completed on April 25, 2024 and the Company has applied the payment as a reduction to the lease liability. The Company vacated and returned possession of the Premises on April 30, 2024. On May 8, 2024, the Landlord filed a cross-complaint against the Company alleging breach of contract as a result of the Company’s termination of the Lease and seeking an unspecified amount of damages. This litigation is currently in the discovery phase and a trial has been scheduled for April 2027.
As of March 31, 2025, the Company has fully impaired the right-of-use asset associated with the Lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At March 31, 2025, the lease liability of $7.3 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.
The Company intends to vigorously defend its position that the Lease was appropriately terminated.

Other Agreements
In October 2024, American Express, one of the Company’s longstanding affinity group marketing partners, provided the Company with a notice of termination pursuant to the commercial agreement between the Company and American Express (the “AmEx Agreement”), with such termination effective as of April 28, 2025. In accordance with its terms, any accrued marketing funds remaining as of the termination of the AmEx Agreement are required to be split equally between the Company and American Express upon termination. Prior to the termination of the AmEx Agreement, the Company and American Express entered into an agreement to discontinue marketing activities under the AmEx Agreement and liquidate the related marketing fund balance of $2.8 million on March 31, 2025. As a result, the Company made a payment of $1.4 million to American Express and was relieved of the remaining $1.4 million liability in accordance with FASB ASC 405 — Liabilities. The Company’s $1.4 million share of the marketing fund was recognized as a reduction to sales and marketing expenses.
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
6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding at December 31, 2024	1,318,123	$9.61	3.5
Granted	—	—
Exercised	—	—
Forfeited/expired	(27,085)	16.76
Outstanding at March 31, 2025	1,291,038	$9.46	3.3
At March 31, 2025, total remaining stock-based compensation expense for unvested stock option awards was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for stock option awards of less than $0.1 million and $0.1 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2024	5,482,977	$3.15
Granted	3,107,505	3.36
Vested	(522,575)	3.45
Forfeited	(212,800)	3.27
Non-vested — March 31, 2025	7,855,107	$3.21
At March 31, 2025, total remaining stock-based compensation expense for non-vested restricted stock units was $23.1 million, which is expected to be recognized over a weighted-average period of 3.1 years. For the three months ended March 31, 2025 and 2024, the Company recorded $2.2 million and $1.8 million in stock-based compensation expense for restricted stock units, respectively.
Performance Stock Units
Activity in connection with performance stock units is as follows for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2024	3,253,741	$4.01
Granted	2,267,368	2.41
Vested	—	—
Forfeited	—	—
Outstanding — March 31, 2025	5,521,109	$3.35
At March 31, 2025, total remaining stock-based compensation expense for non-vested performance stock units was $9.5 million, which is expected to be recognized over a weighted-average period of 2.4 years. For the three months ended March 31, 2025 and 2024, the Company recorded $1.1 million and $0.7 million in stock-based compensation expense for performance stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$87	$52
Sales and marketing	547	399
Technology and development	554	496
General and administrative	2,158	1,685
Total stock-based compensation expense	3,346	2,632
Amount capitalized to internal-use software	204	190
Total stock-based compensation cost	$3,550	$2,822

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

The Company recorded income tax expense of less than $0.1 million for each of the three months ended March 31, 2025 and 2024. The Company’s provision for income taxes for the three months ended March 31, 2025 and 2024 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2025, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

The Company is subject to United States federal and state taxation. Due to the presence of net operating loss carryforwards, income tax years from 2014 through the present remain open for examination by the Internal Revenue Service (the “IRS”) and income tax years from 2008 through the present remain open for examination by various state taxing authorities. The Company is not currently under IRS or state tax examination.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,136)	$(5,848)
Weighted average common shares outstanding, basic and diluted	87,305	91,234
Net loss per share, basic and diluted	$(0.12)	$(0.06)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Options to purchase common stock	1,291	1,942
Unvested restricted stock units	7,855	7,635
Unvested performance stock units	5,521	3,254
Total shares excluded from net loss per share	14,667	12,831
Share Repurchase Program
In July 2020, the Company’s board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of the Company’s common stock through September 30, 2022. In May 2021, the Company’s board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In July 2022, the Company’s board of directors extended the expiration of the Program until September 30, 2024. In February 2024, the Program had a remaining authorization of $45.8 million and the Company’s board of directors increased the authorization of the Program by $54.2 million, bringing the total remaining authorization to $100 million, as well as extended the expiration of the program until December 31, 2026. Following this increase, the Company had $100 million of remaining authorization for future repurchases. The timing and amount of any repurchases will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-

negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the three months ended March 31, 2025 nor the three months ended March 31, 2024. In June 2024 through December 2024, the Company repurchased and retired a total of 6.1 million shares under the Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of March 31, 2025, the Company had a remaining authorization of $80 million for future share repurchases.
9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Dealer revenue	$40,839	$36,046
OEM incentives revenue	3,773	4,864
Other revenue	198	142
Total revenues	$44,810	$41,052
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $1.0 million at December 31, 2024 was transferred to accounts receivable during the three months ended March 31, 2025 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $1.1 million and $1.0 million was recorded as of March 31, 2025 and December 31, 2024, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

10.    Segment Reporting
The Company utilizes consolidated net income as its segment measure of profit or loss. The following is a reconciliation of the Company’s net loss. It includes the significant expense categories regularly provided to the CODM, computed under U.S. GAAP, reconciled to the Company’s total net loss as presented in the consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Revenues	$44,810	$41,052
Less:
Headcount expense	19,219	16,418
Branded media	4,254	5,306
Partner marketing	9,473	7,068
Other marketing	1,243	1,056
Outsourced services	3,433	2,454
Data licensing, software and hosting	5,658	5,378
Other segment expenses*	5,334	2,434
Interest income	(1,068)	(1,644)
Depreciation and amortization	3,898	4,585
Restructuring charges**	—	1,112
Stock-based compensation	3,346	2,632
Other reconciling items***	156	101
Net loss	$(10,136)	$(5,848)

*Other segment expenses includes costs associated with acquiring wholesale vehicles, facilities costs and other operating costs.
**Restructuring charges represent charges associated with the realignment of the Company’s leadership structure, which began in the third quarter of 2023.
***Other reconciling items solely includes changes in fair value of contingent consideration liability, interest accretion for terminated lease, and income taxes, which are all disclosed elsewhere in the consolidated financial statements and accompanying footnotes.
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
During the three months ended March 31, 2025, we generated revenues of $44.8 million and recorded a loss of $10.1 million. During the three months ended March 31, 2024, we generated revenues of $41.1 million and recorded a loss of $5.8 million.

Market Environment
The macroeconomic environment has caused and will likely continue to cause significant economic disruptions to the Company’s business. Economic uncertainty, resulting in part from limited new vehicle inventories, rising vehicle costs and the automotive chip shortage, has affected our business, operations and financial results as reflected in the decline in revenues in previous years. While our revenues increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, numerous uncertainties remain, and we may not sustain such increases or may experience negative effects on our results of operations, financial condition and cash flows in the future. In recent years, OEMs were forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates. The expectation that interest rates will remain relatively high for the foreseeable future will likely continue to impact the U.S. economy. While the Federal Reserve cut interest rates in late 2024 for the first time since 2020 and the potential for additional cuts in the future remains, the timing and magnitude of these cuts as well as how much this will impact the broader economy and consumer sentiment is uncertain. Domestically, consumers remain concerned about inflation as well as increasing prices due to import tariffs, including as a result of tariffs announced on vehicles and component parts announced by the United States in 2025. Despite strong employment, higher prices and concerns about the economy are negatively weighing on consumer sentiment and spending. Dealers may reduce inventory in response to prolonged high interest rates due to higher financing costs as well as the increasing costs of vehicles driven by import tariffs on automobiles. Lower inventory, along with pressure on consumer demand, may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, “Risk Factors,” for additional disclosures of risks related to factors impacting the market environment for the Company.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended March 31,
	2025	2024
Average Monthly Unique Visitors	5,849,752	7,725,630
Units (1)	86,268	78,903
Monetization	$517	$518
Franchise Dealer Count	8,336	8,205
Independent Dealer Count	2,936	3,183

(1)We issued full credits of the amount originally invoiced with respect to 937 and 953 units during the three months ended March 31, 2025 and 2024, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 24.3% to approximately 5.8 million in the three months ended March 31, 2025 from approximately 7.7 million in the same period of 2024 primarily due to the Company’s focus on more efficient sales channels and by using a more targeted approach to customer-acquisition spend.
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
The number of units increased 9.3% to 86,268 units in the three months ended March 31, 2025 from 78,903 units in the three months ended March 31, 2024. The unit increase is primarily related to units attributable to our affinity partners.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization remained relatively consistent at $517 and $518 for the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively, as we saw proportionate increases in both revenue and units.
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
Our franchise dealer count was 8,336 at March 31, 2025, an increase from 8,205 at March 31, 2024, and a slight decrease from 8,351 at December 31, 2024.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 2,936 at March 31, 2025, a decrease from 3,183 at March 31, 2024, and a decrease from 3,054 at December 31, 2024. The decrease in independent dealer count is primarily due to ongoing industry consolidations, with some of our independent dealers being acquired, along with the Company’s prioritization of franchise activations during the latter half of 2024 and into 2025.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration liability, lease exit gain or loss, impairment of right-of-use (“ROU”) assets, transaction costs, interest accretion for terminated leases, restructuring charges, other income, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect the restructuring charges associated with the realignment of the Company’s leadership structure initiated in the third quarter of 2023;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(10,136)	$(5,848)
Non-GAAP adjustments:
Interest income	(1,068)	(1,644)
Depreciation and amortization	3,898	4,585
Stock-based compensation	3,346	2,632
Restructuring charges (1)	—	1,112
Change in fair value of contingent consideration liability	36	92
Interest accretion for terminated lease (2)	116	—
Provision for income taxes	6	7
Adjusted EBITDA	$(3,802)	$936

(1)The excluded amounts represent charges associated with the realignment of the Company’s leadership structure beginning in the third quarter of 2023. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(2)The excluded amount represents the accretion of interest on the lease liability associated with the terminated office lease at 1401 Ocean Avenue, Santa Monica, California. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
 General and Administrative. General and administrative expenses consist primarily of employee-related expenses, including salaries, bonuses, benefits, severance, and stock-based compensation expenses for executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, gain or loss from lease exit, impairment of right-of-use assets, and facilities costs.
 Depreciation and Amortization. Depreciation consists primarily of depreciation expense recorded on property and equipment. Amortization expense consists primarily of amortization recorded on intangible assets, capitalized software costs, and leasehold improvements.
 Interest Income. Interest income consists of interest earned on our cash and cash equivalents.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at March 31, 2025 and December 31, 2024, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the three months ended March 31, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$44,810	$41,052
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,890	4,261
Sales and marketing	25,017	22,082
Technology and development	8,119	8,123
General and administrative	10,084	9,486
Depreciation and amortization	3,898	4,585
Total costs and operating expenses	56,008	48,537
Loss from operations	(11,198)	(7,485)
Interest income	1,068	1,644
Loss before income taxes	(10,130)	(5,841)
Provision for income taxes	6	7
Net loss	$(10,136)	$(5,848)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(3,802)	$936

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Dealer revenue	$40,839	$36,046
OEM incentives revenue	3,773	4,864
Other revenue	198	142
Total revenues	$44,810	$41,052

Three months ended March 31, 2025 compared to three months ended March 31, 2024. The increase in our total revenues of $3.8 million, or 9.2%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was mainly due to a $3.0 million increase from the expansion of TCWS (net the corresponding decrease in Sell Your Car revenue), a $1.7 million increase in franchise dealer revenue, and a $0.8 million increase due to the introduction of TCMS products, partially offset by a $1.1 million decrease in OEM incentives revenue and a $0.7 million decrease in independent dealer revenue. OEM incentives revenue decreased primarily due to a heavily marketed incentive program for one OEM during the first quarter of 2024, which did not reoccur in the first quarter of 2025. As some of our OEM arrangements target our affinity group marketing partners, we expect OEM revenue may continue to fluctuate in future quarters as we enter into new, or terminate existing agreements with these affinity group marketing partners (refer to Part II, Item 1A, “Risk Factors”). Dealer revenue, OEM incentives revenue, and Other revenue represented 91.1%, 8.5%, and 0.4%, respectively, of revenues for the three months ended March 31, 2025 as compared to 87.8%, 11.9%, and 0.3%, respectively, for the same period in 2024.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,

	2025	2024
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,890	$4,261
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	19.8%	10.4%
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Cost of revenue increased $4.6 million, or 108.6%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was driven primarily by a $3.4 million increase in costs associated with acquiring wholesale vehicles as we expand TCWS, a $0.6 million increase in marketing costs associated with the introduction of TCMS products, a $0.3 million increase in recurring employee-related expenses, and a $0.2 million increase for outsourced consulting and professional fees.
Sales and Marketing Expenses

	Three Months Ended March 31,

	2025	2024
	(dollars in thousands)
Sales and marketing expenses	$25,017	$22,082
Sales and marketing expenses as a percentage of revenues	55.8%	53.8%
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Sales and marketing expenses increased $2.9 million, or 13.3%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase primarily reflects an increase in our affinity partner marketing spend of $3.0 million, a $1.6 million increase in recurring employee-related expenses, a $0.5 million increase in spend on media advertising and promotional materials, and a $0.3 million increase in consulting and professional fees. The increase was partially offset by a $1.4 million decrease in affinity partner marketing expense due to the release of an accrued marketing fund liability no longer owed due to the termination of our affinity partnership with American Express (refer to Note 5), a $1.1 million decrease in branded media spend, and a $0.3 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. In addition, we expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results.
Technology and Development Expenses

	Three Months Ended March 31,

	2025	2024
	(dollars in thousands)
Technology and development expenses	$8,119	$8,123
Technology and development expenses as a percentage of revenues	18.1%	19.8%
Capitalized software costs	$2,161	$2,233
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Technology and development expenses remained relatively flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. While net expenses remained flat, we saw a $0.5 million increase in recurring employee-related expenses offset by a $0.5 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year.
Capitalized software costs remained flat, primarily due to a $0.1 million decrease in internal capitalized software costs offset by a $0.1 million increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended March 31,

	2025	2024
	(dollars in thousands)
General and administrative expenses	$10,084	$9,486
General and administrative expenses as a percentage of revenues	22.5%	23.1%
Three months ended March 31, 2025 compared to three months ended March 31, 2024. General and administrative expenses increased $0.6 million, or 6.3%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by a $0.7 million increase in recurring employee-related expenses and a $0.4 million increase in outsourced consulting and professional service fees partially offset by a $0.3 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year.
Depreciation and Amortization Expenses

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Depreciation and amortization expenses	$3,898	$4,585
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Depreciation and amortization expenses decreased $0.7 million, or 15.0%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Provision for Income Taxes

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Provision for income taxes	$6	$7
For the three months ended March 31, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $98.0 million.
We have incurred cumulative losses of $603.5 million from our operations through March 31, 2025, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors authorized an open market stock repurchase program (the “Program”) of up to $75 million to allow for the repurchase of shares of our common stock through September 30, 2022. In the second quarter of 2021, our board of directors increased the authorization of the Program by an additional $75 million, bringing the total authorization to $150 million. In the third quarter of 2022, our board of directors extended the Program’s expiration to September 30, 2024. In the first quarter of 2024, the Program had a remaining authorization of $45.8 million and the Board further extended the term of the repurchase program until December 31, 2026 and increased the amount authorized to repurchase shares by approximately $54.2 million. Following this increase, the Company had $100 million of remaining authorization for future share repurchases. The timing and amount of any repurchases is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the three months ended March 31, 2025. In June 2024 through December 2024, the Company repurchased and retired a total of 6.1 million shares under the Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of March 31, 2025, the Company had a remaining authorization of $80.0 million for future share repurchases.
Cash Flows
The following table summarizes net cash from operating, investing, and financing activities:

	Three Months Ended March 31,
	2025	2024
Consolidated Cash Flow Data:	(in thousands)
Net cash (used in) provided by operating activities	$(7,895)	$2,049
Net cash used in investing activities	(2,675)	(2,560)
Net cash used in financing activities	(3,239)	(2,766)
Net decrease in cash, cash equivalents and restricted cash	$(13,809)	$(3,277)
Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly different than cash flows from operating activities due to the inclusion of non-cash expenses and charges.

Cash used in operating activities for the three months ended March 31, 2025 was $7.9 million. This was primarily comprised of our net loss of $10.1 million, adjusted for non-cash items such as, depreciation and amortization expense of $3.9 million, stock-based compensation expense of $3.3 million, amortization of lease right-of-use assets of $0.3 million, and other non-cash expenses of $0.3 million. Net cash used in operations also reflected a decrease of $5.7 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued expenses and other current liabilities of $4.6 million, a decrease in accrued employee expenses of $1.7 million, an increase in prepaid expenses and other assets of $1.4 million, and a decrease in operating lease liabilities of $0.5 million. These were offset by an increase in accounts payable of $2.2 million and a decrease in accounts receivable of $0.3 million.
Cash provided by operating activities for the three months ended March 31, 2024 was $2.0 million. This was primarily comprised of our net loss of $5.8 million, adjusted for non-cash items such as, depreciation and amortization expense of $4.6 million, stock-based compensation expense of $2.6 million, amortization of lease right-of-use assets of $0.6 million, other non-cash expenses of $0.4 million, and bad debt expense of $0.2 million. Net cash provided by operations also reflected a decrease of $0.6 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued employee expenses of $3.5 million, a decrease in accrued expenses and other current liabilities of $2.6 million, and a decrease in operating lease liabilities of $0.9 million. These were offset by a decrease in accounts receivable of $2.9 million, an increase in accounts payable of $2.3 million, and a decrease in prepaid expenses and other assets of $1.1 million.
Investing Activities
Cash used in investing activities of $2.7 million for the three months ended March 31, 2025 consists primarily of investments in software and computer hardware.
Cash used in investing activities of $2.6 million for the three months ended March 31, 2024 consisted primarily of investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $3.2 million for the three months ended March 31, 2025 represented a payment for the acquisition date fair value of $2.8 million for the third and final tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $0.5 million for the net share settlement of certain equity awards.
Cash used in financing activities of $2.8 million for the three months ended March 31, 2024 represented a payment of $1.6 million for the second tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $1.2 million for the net share settlement of certain equity awards.
Contractual Obligations and Known Future Cash Requirements
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements can be found in Note 4 and Note 9 in our Annual Report on Form 10-K, filed with the SEC on February 19, 2025. There have been no material changes in our contractual obligations and known future cash requirements since December 31, 2024.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K describes the critical accounting policies and estimates used in the preparation of the condensed consolidated financial statements. Since December 31, 2024, there have been no material changes in our accounting policies that are impacted by judgements, assumptions and estimates.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for new accounting pronouncements not yet effective as of the date of this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, inflation and currency exchange rates. Our exposure to market risk has not changed materially from what we previously disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our common stock. If any of the following risks is realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to Our Business and Industry

Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors.
Our business is sensitive to adverse macroeconomic conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including passenger vehicles, light trucks and certain automobile parts. Although the full impact of these tariffs remains unclear, tariffs may increase the cost of importing or manufacturing automobiles or automobiles parts and could result in lower inventory levels, place negative pressure on automotive supply chains, and increase costs to dealers and consumers, all of which can negatively impact our business, results of operations and prospects.
In the past, reductions in inventory have had negative impacts on our business and results. For example, starting in 2020, the automotive industry experienced a decline in inventory supply due to disruptions related to the coronavirus pandemic that resulted in shortages of critical parts, such as automotive semiconductor chips. Despite improvements in inventory levels beginning in the latter half of 2022 that led to inventory supply in the fourth quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached pre-pandemic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. In light of newly announced tariffs on automobiles and automobiles parts, we cannot guarantee that inventory supply will ever return to historic levels. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
Reduced inventory and increased prices have had, and may have in the future, whether as the result of tariffs or otherwise, several negative effects on our business. These effects include, but are not limited to: a reduction in dealers’ willingness to participate in our network and corresponding pressure on our dealer count and revenue; an increase in competition for dealers’ marketing spending; a reduction in automobile manufacturers’ incentive spending and willingness to partner with us on incentives; an adverse effect on consumer satisfaction with our services due to high vehicle prices; and an adverse impact on the amount of inventory available on our sites, all of which negatively impact our business. We cannot predict when, if ever, the impacts from these automobile inventory-related issues will fully subside, nor can we predict the full impact that tariffs may have on inventory levels and pricing. Unless our business is able to recover from the ensuing adverse effects, there will likely be continued adverse impacts on our business, results of operations and prospects, which may further escalate as the result of the impact of tariffs.
Further, in June 2024, CDK Global, a major provider of automotive information systems, including dealer management systems, or DMS, products that are widely used by our network of TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. The CDK cybersecurity incident left a large portion of our TrueCar Certified Dealers without access to certain business systems for extended periods of time. While the impact of the suspension of CDK’s services was not material to our business, future disruptions of a similar nature could negatively impact our business, including by negatively impacting the revenue we can collect from dealers and OEMs who use our services on a pay-per-sale basis or the ability for dealers to allocate marketing spend to products such as ours. Further, disruptions to technical integrations and related issues can negatively impact our ability to provide dealers with our services and match sales revenue. Finally, in the immediate wake of the CDK cybersecurity incident, certain dealers have expressed hesitation with allowing us to access data through their DMS data feeds due to an increased sensitivity to risks associated with security vulnerabilities.
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
In addition, our business may be negatively affected by challenges faced by the larger automotive ecosystem, including challenges arising from growth in car manufacturer subscription service offerings and other alternative business models that may reduce the value proposition or competitiveness of our services, trade policy, natural disasters, pandemics and other macroeconomic issues. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
Various economic uncertainties, including stock market and commodity pricing volatility or increased costs resulting from tariffs or other circumstances, could lead to an economic downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including new tariffs or border adjustment taxes, the rising costs of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, and increased unemployment and changes in environmental regulations and fuel economy standards. For example, the recently-imposed tariffs on imported automobiles and automobile parts, if maintained for a sufficient period of time, could result in increased costs to American consumers for automobiles and automobile components produced or assembled outside of the United States, which could decrease demand for automobiles and negatively impact our business. Impacts to consumer confidence and purchasing power resulting from the direct and indirect effects of tariffs, generally, or other changes in trade policy, including retaliatory tariffs placed on exports form the United States by other countries and the rate at which such policy has changed and may change in the future, may further weaken the demand for automobiles, which could negatively impact our business and results. Further, the tariffs imposed on steel and aluminum, raw materials used significantly in automobile manufacturing, if maintained, could have similar negative impacts on the prices of cars, including those manufactured domestically, consumer demand and our business.
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
Interest rates in particular can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments. Interest rate increases by the U.S. Federal Reserve, such as those implemented in 2022 and 2023 as well as any additional increases that could occur in the future, could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Higher interest rates combined with increased vehicle prices resulting from low inventory, as discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors,” or other factors may also increase the amount of time that consumers wait between purchasing vehicles as the ability for a consumer to trade in or sell an existing vehicle to finance a new purchase may be diminished if the value of any loans associated with such existing vehicle are high relative to the underlying value of the vehicle itself. Increases in interest rates may also result in dealers purchasing lower amounts of inventory from manufacturers due to increases in dealers’ own financing costs.
Similarly, inflation may negatively affect consumer behavior and purchasing power, reducing the number of cars purchased by consumers during periods of heightened inflation. For example, during the twelve months ended June 30, 2022, consumer prices increased 9.1% according to the Department of Labor, and while increases in the rate of inflation have slowed since the summer of 2022, rates of inflation have remained consistently elevated compared to the years leading up to the coronavirus pandemic, and we cannot predict the extent prices will continue to rise, including in response to tariffs, or the long-term effects these conditions may have on consumer behavior.
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business, growth, financial condition, results of operations and cash flows in a number of ways. Such impacts were caused by a number of factors, including steps taken by governments in the early stages of the pandemic adversely impacted the sale of automobiles, general economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, which decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. In the second and third quarters of 2020, our units declined by approximately 22% over the same two-quarter period in 2019. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer due to certain potential long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for commuting is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected. Additionally, the resumption of student loan payments, which were temporarily paused with respect to most publicly-held student loans during the coronavirus pandemic, may have a negative impact on consumer spending, which could adversely affect demand for automobiles and our business.

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
Historically, some of our TrueCar Certified Dealers have expressed concern about our lead quality. For example, in 2020, the wind-down and subsequent termination of our affinity partnership with USAA Federal Savings Bank, or USAA, adversely affected both our lead quantity and quality. Additionally, during the first several months of the coronavirus pandemic, we noticed a substantial but temporary decrease in lead quantity, and since 2021, we have continued to experience relatively lower lead quality compared to the years prior to the pandemic. We believe that the lead quality and quantity challenges that we have experienced since 2021 are substantially related to the contemporaneous industry-wide automobile inventory shortages, which we discuss in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors” and other macroeconomic factors that impact automobile purchases such as inflation and interest rates. We cannot predict how further developments will affect our lead quantity and quality, and negative developments in these metrics have adversely affected our revenues, results of operations and business and may continue to do so in the future.
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
Additionally, in 2024, we announced TrueCar Marketing Solutions, a suite of products designed to improve the efficiency of our dealer customers’ marketing efforts, but we cannot guarantee that our dealers will find the value proposition of these products to be compelling. Further, the resources dedicated to developing these offerings may detract from resources that would be otherwise dedicated to other product offerings.
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
For the three months ended March 31, 2025, we derived approximately 8.5% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2024, the corresponding figure was approximately 9.6%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Certain manufacturers who participated in our programs in the past suspended their participation due to the low inventory levels during this time, and we cannot guarantee that all such manufactures will return to our program even as inventory issues subside or if the potential impacts of automotive tariffs will result in manufacturers refraining from participating in our programs either because inventory levels decline or because providing such incentives becomes cost prohibitive.
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
Further, some of our arrangements with manufacturers are intended to specifically target members of our affinity group marketing partners. If our relationships with such affinity group marketing partners are terminated, harmed or otherwise unfavorably modified, our ability to offer such programs with manufacturers may be negatively impacted, which could adversely affect our business and financial performance. For example, in October 2024, American Express, one of our longstanding affinity group marketing partners, notified us of its termination of our affinity partnership, and such termination became effective in April 2025. Beginning in the second quarter of 2023, one of the car manufacturers for which we from time-to-time host incentives participated in an arrangement in which promotional incentives were offered to American Express card members who purchased certain of such manufacturer’s vehicles through the auto purchasing program we hosted for American Express members. As a part of such arrangement, we received a fee from the manufacturer for each vehicle sold in connection with the program. At the time we received American Express’ termination notice, the revenue generated by this arrangement accounted for a significant majority of the revenue generated by all of our promotional arrangements with manufacturers. If we are unable to identify additional avenues through which to offer manufacturer incentives as alternatives to the American Express member network, our revenue from arrangements with manufacturers will be adversely impacted.
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
•affinity group marketing partners might de-emphasize the car-buying programs within their offerings or alter the user experience for members in a way that results in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or
•the economic structure or other keys terms of our agreements with affinity group marketing partners might change, resulting in a decrease in our operating margins on transactions by their members or otherwise require us to incur additional costs associated with maintaining the partnership or recognize fewer benefits.
For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. To the extent that we are not able to mitigate the adverse effects of the termination of our relationship with USAA, including by increasing our unit volume through other sources, our business, revenues, results of operations and cash flows will continue to be materially negatively affected. Further, as discussed in the risk factor entitled “The failure to attract manufacturers to participate in our car manufacturer incentive programs, or to induce manufacturers to remain participants in those programs, could reduce our growth or have an adverse effect on our operating results,” our affinity partner American Express provided us with a notice of termination in October 2024. Pursuant to this notice, the auto purchasing program we hosted on behalf of American Express for its card members terminated in April 2025. In the twelve months prior to our receipt of American Express’ termination notice, approximately 5% of our units resulted from the American Express auto purchasing program. If we are unable to identify alternative sources through which to sell units following the loss of American Express’ auto purchasing program, our units, revenue and business will be negatively impacted.
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
For example, at the end of 2011 and the beginning of 2012, due to regulatory and publicity-related challenges, many dealers canceled their agreements with us, and our franchise dealer count fell from 5,571 at November 30, 2011 to 3,599 at February 28, 2012. In 2015, 279 franchise dealers became inactive as the result of a contractual dispute with a large dealer group, and our franchise dealer count decreased from 9,300 at June 30, 2015 to 8,702 at September 30, 2015. At March 31, 2025, our franchise dealer count was 8,336.
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
Further, as a result of our transition to a remote workforce as described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did prior to the pandemic yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property in a manner that covers our full liability under all such leases, and, as discussed in the risk factor entitled “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows,” we remain in active litigation with the landlord with respect to the lease for our former headquarters. We cannot guarantee that we will be able to offset all costs associated with these leases in the future.
We cannot predict whether we will be able to maintain or grow our business. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown when consumers and automobile dealers have increasingly used our products and services. However, we cannot guarantee that we will be able to maintain or grow our business. We expect that our business will evolve in ways that may be difficult to predict. For example, marketing expenditures in certain situations become inefficient, particularly with respect to the TrueCar website and our branded mobile applications. Revenue growth may be dependent on a number of factors, including the success of our TrueCar+ offering or our ability to focus on increasing the number of transactions, subscriptions and other sources from which we derive revenue by growing our network of TrueCar Certified Dealers, including dealers representing high-volume brands, both on an overall basis and in important geographies, as well as growth in the revenue we derive from car manufacturer incentive programs. It is also possible that dealers could broadly determine that they no longer believe in the value of our services. For example, as described in greater detail in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors,” the automobile inventory shortage in recent periods reduced the attractiveness of our value proposition to many dealers, a negative trend which may be intensified by the potential impacts of tariffs.
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
As discussed in the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors,” in June 2024, CDK Global, a major provider of DMS products which are used by many of our TrueCar Certified Dealers, announced that it had suspended certain key systems and operations as a result of a cybersecurity incident. Our platform is designed to integrate with certain tools and software used by our TrueCar Certified Dealers, including CDK’s DMS products. If any third-party products widely used by our network of Certified Dealers become unable to integrate with our products, certain aspects of our services could be interrupted, some dealers on our network may lose faith in our value proposition and our business, operations and results may be adversely impacted. Further, we rely on automobile purchase data to match purchases from TrueCar Certified Dealers. This allows us to track units sold, demonstrate the value we provide our TrueCar Certified Dealers and to calculate revenue from the TrueCar Certified Dealers that we bill on our pay-per-sale billing model. If we are unable to match sales to leads due to technological or other disruptions, our revenue and business may be adversely affected.
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
Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we did at the beginning of the coronavirus pandemic, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortages, see the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors.”
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
Further, as we expand our business model to offer new products or services, we may become subject to motor vehicle sales, advertising and brokering laws that have not historically applied to our business and with which we are not operationally experienced. For example, after the wind down of our commercial relationship with Accu-Trade as discussed in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we began providing certain services to our dealers and users with the support of our affiliate, TCWS, instead of Accu-Trade. This has resulted in TCWS being subject to laws and regulatory schemes with which we have no previous operational experience. It may also result in TrueCar, Inc. being subject to laws and regulatory schemes that were not previously applicable to our business.
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

Laws Relating to Financial Products
The provision of financial products, including related to the purchase, financing or lease of automobiles, is highly regulated by the jurisdictions in which we do business. Although we do not provide financing, extend credit to consumers or make decisions regarding whether a consumer qualifies for financing, certain of our commercial partners provide automobile financing or other financial products to the public in general, and may provide automobile financing products to our users in particular. In connection with certain of the products provided by these commercial partners, our platform collects and transmits certain information related to consumer credit applications. Further, we enter into arrangements with certain such partners from time to time pursuant to which we receive fees based in whole or in part on the volume of our users who choose to interact with those partners, including arrangements based upon the volume of our users who complete transactions with those partners. We cannot assure you that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services, including products or services that we may offer in the future, are determined to fall within the scope of those laws or regulations in a manner that would require us or our partners to implement additional measures to comply with these laws and regulations, we may be forced to incur additional compliance costs or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services are not in compliance with those law or regulations, if any of our current or prospective affinity or other partners is uncertain about the applicability of such laws and regulations to our business, those partners may terminate or curtail their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.
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
Federal, state and local governmental authorities have enacted, and may continue to enact initiatives aimed to mitigate the long-term impacts of climate change. Although some of these initiatives may not be directly applicable to our business, many impact the larger automotive ecosystem. For example, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. Substantial changes to fuel economy requirements or new restrictions on GHG emissions that may be imposed on vehicles and fuels could adversely affect consumer demand for vehicles or increase the costs of operations for manufacturers and dealers. We also cannot predict whether future regulations will be designed to apply directly to businesses such as ours, which may be viewed by regulators as promoting the use and consumption of fossil fuels.
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
Further, in March 2024, the SEC approved rules requiring increased climate change-related disclosure in certain public company SEC filings, and, in October 2023, California’s governor signed two bills into law that would require companies operating in California to provide certain detailed climate-related disclosures as early as 2026. Following legal challenges, the SEC announced on March 27, 2025, that it had voted to end its defense of such rules, and the California rules are also facing legal scrutiny. However, if the SEC or regulators in states such as California were to seek to impose these or similar rules in the future, we may face increased reporting obligations that divert management attention or require us to spend significant resources.
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
Further, in April 2024 we initiated a lawsuit in Los Angeles Superior Court against the landlord of our former principal executive offices in Santa Monica. The lawsuit, which we filed in connection with providing the landlord with a termination notice with respect to the lease agreement pursuant to which we leased such offices, sought declaratory judgment that our termination was justified under applicable California law, along with certain other relief. In May 2024, following our initiation of the lawsuit, the landlord of our former executive offices filed a cross-complaint against us alleging breach of contract as a result of our termination of the lease and seeking an unspecified amount of damages. A trial for this matter has been scheduled for April 2027. If this matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing costs of litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Further, the SEC requires public companies to disclose material cybersecurity incidents that they experience on a Current Report on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition and results of operations.
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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019. However, our overall revenue declined by 30.3% in 2022 to $161.5 million and by an additional 1.7% in 2023 to $158.7 million. In light of the termination of our partnership with USAA in 2020, the automobile inventory shortage that began in 2021, automotive tariffs and other risks described in this “Risk Factors” section, our revenue in the future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $603.5 million at March 31, 2025. During the three months ended March 31, 2025, we had a net loss of $10.1 million. In the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
Our number of unique visitors, revenue trends and operating results reflect consumers’ car buying patterns. Across the automotive industry, consumers tend to purchase a higher volume of cars in the second and third quarters of each year, due in part to the introduction of new vehicle models from manufacturers. In the past, these seasonal trends have not been pronounced due to the overall growth of our business, and in more recent years the effects of seasonality on our results have been outweighed by disruptions to our business, such as the termination of our partnership with USAA, the coronavirus pandemic and the automobile inventory shortage. However, we expect that our future revenues may be affected more by these seasonal trends. Our business could also be impacted by cyclical trends affecting the overall economy, specifically the retail automobile industry, as well as by actual or threatened inflation, tariffs, recession, severe weather or other significant events outside of our control.
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
At March 31, 2025, we had intangible assets of $0.8 million. Prior to the interim quantitative impairment test conducted as of September 30, 2022, discussed below, we had goodwill of $59.8 million. Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, in the first quarter of 2020, in light of the global economic disruption and uncertainty occasioned by the coronavirus pandemic and the announcement of the then-impending termination of our affinity partnership with USAA, we performed an interim quantitative impairment test as of March 31, 2020, which concluded that the carrying value of our single reporting unit was greater than its fair value. Accordingly, during the three months ended March 31, 2020, we recognized a non-cash impairment charge of $10.2 million, of which $1.9 million was included in discontinued operations. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of March 31, 2025, approximately 5.6% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.

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
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the three months ended March 31, 2025, the trading price of our common stock fluctuated from a low of $1.51 per share to a high of $3.83 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of March 31, 2025, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 53% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At March 31, 2025, approximately 87.5 million shares of our common stock were outstanding. In addition, as of March 31, 2025, there were 1.3 million shares underlying options, 7.9 million shares underlying restricted stock units and 5.5 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. Under Rule 144 under the Securities Act, shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. Shares held by affiliates may also be sold under Rule 144, subject to applicable restrictions, including volume and manner of sale limitations.
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
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 3.5 million shares (including vested options) as of March 31, 2025 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, although we did repurchase shares in the twelve months ended December 31, 2024, we made no repurchases of shares under our share repurchase program in the three months ended March 31, 2025. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and increased the costs of repurchasing shares of our common stock. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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
The Company had no share repurchases during the three months ended March 31, 2025.

Item 5.    Other Information

During the three months ended March 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRUECAR, INC.

Date:	May 6, 2025	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)