Form 10-Q
period 2025-06-30
TrueCar, Inc.
filed 2025-08-07
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 4, 2025, 88,441,491 shares of the registrant’s common stock were outstanding.

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
•the success and long-term effects of our past strategic restructurings;
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
•A significant reduction in units attributable to our affinity partners would reduce our revenue and harm our operating results.
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

Item 1. FINANCIAL STATEMENTS

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$92,518	$111,835
Accounts receivable, net of allowances of $759 and $783 at June 30, 2025 and December 31, 2024, respectively	16,364	15,742
Prepaid expenses	6,470	4,499
Other current assets	2,672	3,052
Total current assets	118,024	135,128
Property and equipment, net	14,995	15,735
Operating lease right-of-use assets	1,673	2,351
Intangible assets, net	—	1,970
Other assets	5,124	4,507
Total assets	$139,816	$159,691
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,364	$7,928
Accrued employee expenses	3,280	4,892
Operating lease liabilities, current	3,478	2,964
Accrued expenses and other current liabilities	9,072	17,109
Total current liabilities	26,194	32,893
Operating lease liabilities, net of current portion	6,916	8,313
Other liabilities	348	348
Total liabilities	33,458	41,554
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 88,416,380 and 87,190,136 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	717,458	711,474
Accumulated deficit	(611,109)	(593,346)
Total stockholders’ equity	106,358	118,137
Total liabilities and stockholders’ equity	$139,816	$159,691

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$46,998	$41,795	$91,808	$82,847
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	11,149	5,484	20,039	9,745
Sales and marketing	25,105	23,945	50,122	46,027
Technology and development	7,095	7,433	15,214	15,556
General and administrative	8,812	15,438	18,896	24,924
Depreciation and amortization	3,416	4,684	7,314	9,269
Total costs and operating expenses	55,577	56,984	111,585	105,521
Loss from operations	(8,579)	(15,189)	(19,777)	(22,674)
Interest income	955	1,672	2,023	3,316
Loss before income taxes	(7,624)	(13,517)	(17,754)	(19,358)
Provision for income taxes	3	3	9	10
Net loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)

Net loss per share, basic and diluted	$(0.09)	$(0.15)	$(0.20)	$(0.21)
Weighted average common shares outstanding, basic and diluted	87,865	91,849	87,587	91,542
Other comprehensive loss:
Comprehensive loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2024	87,190,136	$9	$711,474	$(593,346)	$118,137
Net loss	—	—	—	(10,136)	(10,136)
Stock-based compensation	—	—	3,550	—	3,550
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	326,101	—	(455)	—	(455)
Balance at March 31, 2025	87,516,237	$9	$714,569	$(603,482)	$111,096
Net loss	—	—	—	(7,627)	(7,627)
Stock-based compensation	—	—	3,476	—	3,476
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	900,143	—	(587)	—	(587)
Balance at June 30, 2025	88,416,380	$9	$717,458	$(611,109)	$106,358

	Six Months Ended June 30, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033
Net loss	—	—	—	(13,520)	(13,520)
Repurchase of common stock	(425,009)	—	(1,222)	—	(1,222)
Stock-based compensation	—	—	3,366	—	3,366
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	875,255	—	(773)	—	(773)
Balance at June 30, 2024	92,023,984	$9	$725,541	$(581,666)	$143,884

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(17,763)	$(19,368)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,314	9,269
Bad debt expense and other reserves	237	369
Stock-based compensation	6,625	5,821
Increase in the fair value of contingent consideration liability	36	179
Amortization of lease right-of-use assets	678	305
Impairment of right-of-use assets	—	6,880
Other noncash expense	545	562
Changes in operating assets and liabilities:
Accounts receivable	(859)	1,594
Prepaid expenses and other assets	(2,396)	(2,065)
Accounts payable	2,473	2,128
Accrued employee expenses	(1,227)	(2,864)
Operating lease liabilities	(1,110)	(2,492)
Accrued expenses and other current liabilities	(5,275)	(272)
Net cash (used in) provided by operating activities	(10,722)	46
Cash flows from investing activities
Purchase of property and equipment	(4,640)	(4,181)
Net cash used in investing activities	(4,640)	(4,181)
Cash flows from financing activities
Payment of contingent consideration liability	(2,784)	(1,610)
Proceeds from exercise of common stock options	—	61
Taxes paid related to net share settlement of equity awards	(1,042)	(1,990)
Payments for the repurchase of common stock	—	(1,336)
Taxes paid related to repurchase of common stock	(129)	—
Net cash used in financing activities	(3,955)	(4,875)
Net decrease in cash, cash equivalents and restricted cash	(19,317)	(9,010)
Cash, cash equivalents and restricted cash at beginning of period	111,835	136,964
Cash, cash equivalents and restricted cash at end of period	$92,518	$127,954

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$401	$367
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	698	691

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Nature of Business
TrueCar, Inc. is an internet-based information, technology, and communication services company. TrueCar, Inc. and its wholly owned subsidiaries TrueCar Dealer Solutions, Inc., Digital Motors Corporation, and TrueCar Wholesale Solutions, Inc. are collectively referred to as “TrueCar” or the “Company,” TrueCar Dealer Solutions, Inc. is referred to as “TCDS,” Digital Motors Corporation is referred to as “Digital Motors,” and TrueCar Wholesale Solutions, Inc. is referred to as “TCWS.” TrueCar was incorporated in the state of Delaware in February 2005 and began business operations in April 2005. Its principal corporate offices are located in Santa Monica, California.
TrueCar is a digital automotive marketplace that (i) provides pricing transparency about what other people paid for their cars and enables consumers to engage with TrueCar Certified Dealers who are committed to providing a superior purchase experience; (ii) empowers TrueCar Certified Dealers to attract these informed, in-market consumers in a cost-effective, accountable manner; and (iii) allows original equipment manufacturers (“OEMs”) to more effectively target their incentive spending at deep-in-market consumers during their purchase process. TrueCar has established a diverse software ecosystem on a common technology infrastructure, powered by proprietary data and analytics. Consumers access TrueCar’s platform through the TrueCar.com website and TrueCar mobile applications or through the car buying websites and mobile applications that TrueCar operates for its affinity group marketing partners (“Auto Buying Programs”). An affinity group is comprised of a network of members or employees that provides discounts to its members.
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
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2024.
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
Segments
The Company has one operating segment. From January 1, 2025 through June 30, 2025, the Company’s chief operating decision maker (the “CODM”) was the President and Chief Executive Officer (“CEO”).
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. Historically, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowances, at beginning of period	$669	$965	$783	$1,118
Charged as a reduction of revenue	741	548	1,375	977
Charged to bad debt expense in general and administrative expenses	206	151	237	369
Write-offs, net of recoveries	(857)	(804)	(1,636)	(1,604)
Allowances, at end of period	$759	$860	$759	$860

The Company’s assessment considered business and market disruptions impacting its customers and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and interest rates are difficult to predict, causing variability and volatility that may have a material impact on the Company’s allowance for credit losses in future periods.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes and are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard only impacts annual disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the six months ended June 30, 2025, the Company made its final payout on the contingent consideration liability and as a result, has no remaining Level 3 liabilities.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 by level within the fair-value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At June 30, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$88,226	$—	$—	$88,226	$97,917	$—	$—	$97,917
Total assets	$88,226	$—	$—	$88,226	$97,917	$—	$—	$97,917

	At June 30, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Contingent consideration, non-current	—	—	—	—	—	—	—	—
Total liabilities	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning of period	$—	$3,684	$3,964	$5,592
Cash payments	—	—	(4,000)	(2,000)
Changes in fair value	—	87	36	179
Fair value, end of period	$—	$3,771	$—	$3,771

4.    Property and Equipment, net
Property and equipment consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment and internally developed software	$90,748	$86,255
Furniture and fixtures	962	962
Leasehold improvements	4,917	4,917
	96,627	92,134
Less: Accumulated depreciation	(81,632)	(76,399)
Total property and equipment, net	$14,995	$15,735
Included in the table above are property and equipment of $1.0 million and $1.0 million at June 30, 2025 and December 31, 2024, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $2.6 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively. Total depreciation and amortization expense of property and equipment was $5.3 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively.
Amortization of internal use capitalized software development costs was $2.5 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of internal use capitalized software development costs was $5.1 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the Company has fully impaired the right-of-use asset associated with the Lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At June 30, 2025, the lease liability of $7.4 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.

The Company intends to vigorously defend its position that the Lease was appropriately terminated.
Other Agreements
In October 2024, American Express, one of the Company’s longstanding affinity group marketing partners, provided the Company with a notice of termination pursuant to the commercial agreement between the Company and American Express (the “AmEx Agreement”), with such termination effective as of April 28, 2025. In accordance with its terms, any accrued marketing funds remaining as of the termination of the AmEx Agreement were required to be split equally between the Company and American Express upon termination. Prior to the termination of the AmEx Agreement, the Company and American Express entered into an agreement to discontinue marketing activities under the AmEx Agreement and liquidate the related marketing fund balance of $2.8 million on March 31, 2025. As a result, the Company made a payment of $1.4 million to American Express and was relieved of the remaining $1.4 million liability in accordance with FASB ASC 405 — Liabilities. The Company’s $1.4 million share of the marketing fund was recognized as a reduction to sales and marketing expenses. The final marketing fund balance of $0.2 million, reflecting additional marketing funds earned up to program termination on April 28, 2025, was settled in June 2025, as stipulated in the AmEx Agreement.
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
6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding — December 31, 2024	1,318,123	$9.61	3.5
Granted	—	—
Exercised	—	—
Forfeited/expired	(67,997)	15.21
Outstanding — June 30, 2025	1,250,126	$9.31	3.1
At June 30, 2025, there was no remaining stock-based compensation expense for unvested stock option awards. For each of the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for stock option awards of less than $0.1 million. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for stock option awards of $0.1 million and $0.1 million, respectively.

Restricted Stock Units
Activity in connection with restricted stock units is as follows for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2024	5,482,977	$3.15
Granted	3,541,717	3.13
Vested	(1,668,381)	3.21
Forfeited	(591,841)	3.16
Non-vested — June 30, 2025	6,764,472	$3.12
At June 30, 2025, total remaining stock-based compensation expense for non-vested restricted stock units was $20.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. For the three months ended June 30, 2025 and 2024, the Company recorded $2.1 million and $2.3 million in stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $4.3 million and $4.1 million in stock-based compensation expense for restricted stock units, respectively.
Performance Stock Units
Activity in connection with performance stock units is as follows for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2024	3,253,741	$4.01
Granted	2,267,368	2.41
Vested	(155,994)	4.97
Forfeited	(819,030)	4.97
Outstanding — June 30, 2025	4,546,085	$3.01
At June 30, 2025, total remaining stock-based compensation expense for non-vested performance stock units was $8.4 million, which is expected to be recognized over a weighted-average period of 2.2 years. For the three months ended June 30, 2025 and 2024, the Company recorded $1.1 million and $0.9 million in stock-based compensation expense for performance stock units, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $2.2 million and $1.6 million in stock-based compensation expense for performance stock units, respectively.

Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$94	$62	$181	$114
Sales and marketing	561	516	1,108	915
Technology and development	509	532	1,063	1,028
General and administrative	2,115	2,079	4,273	3,764
Total stock-based compensation expense	3,279	3,189	6,625	5,821
Amount capitalized to internal-use software	197	177	401	367
Total stock-based compensation cost	$3,476	$3,366	$7,026	$6,188

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

The Company recorded income tax expense of less than $0.1 million for the three and six months ended June 30, 2025 and 2024. The Company’s provision for income taxes for the three and six months ended June 30, 2025 and 2024 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2025, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

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

The One Big Beautiful Bill Act, which contains a broad range of changes to corporate taxation, was signed into law on July 4, 2025. The Company is currently evaluating the full effects of the legislation.

8.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)
Weighted average common shares outstanding, basic and diluted	87,865	91,849	87,587	91,542
Net loss per share, basic and diluted	$(0.09)	$(0.15)	$(0.20)	$(0.21)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted loss per share at June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Options to purchase common stock	1,250	1,430
Unvested restricted stock units	6,764	6,702
Unvested performance stock units	4,546	3,254
Total shares excluded from net loss per share	12,560	11,386
Share Repurchase Program
In July 2020, the Company’s board of directors originally authorized an open market stock repurchase program (the “Program”). In February 2024, the Company’s board of directors increased the remaining authorization of the Program to $100 million and extended the expiration date of the Program to December 31, 2026. The timing and amount of any repurchases under the Program will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the six months ended June 30, 2025. Between June 2024 and the end of December 2024, the Company repurchased and retired a total of 6.1 million shares under the Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of June 30, 2025, the Company had a remaining authorization of $80 million for future share repurchases.
9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dealer revenue	$43,224	$38,556	$84,063	$74,602
OEM incentives revenue	3,601	3,008	7,374	7,872
Other revenue	173	231	371	373
Total revenues	$46,998	$41,795	$91,808	$82,847
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $1.0 million at December 31, 2024 was transferred to accounts receivable during the six months ended June 30, 2025 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.9 million and $1.0 million was recorded as of June 30, 2025 and December 31, 2024, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

10.    Segment Reporting
The Company utilizes consolidated net income as its segment measure of profit or loss. The following is a reconciliation of the Company’s net loss. It includes the significant expense categories regularly provided to the CODM, computed under GAAP, reconciled to the Company’s total net loss as presented in the consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$46,998	$41,795	$91,808	$82,847
Less:
Headcount expense	16,113	14,374	35,332	30,792
Branded media	4,590	6,700	8,844	12,006
Partner marketing	9,332	8,794	18,805	15,862
Other marketing	1,839	1,156	3,082	2,212
Outsourced services	2,959	2,170	6,392	4,624
Data licensing, software and hosting	5,516	5,275	11,174	10,653
Other segment expenses*	7,818	3,229	13,152	5,664
Interest income	(955)	(1,672)	(2,023)	(3,316)
Depreciation and amortization	3,416	4,684	7,314	9,269
Restructuring charges**	603	362	603	1,474
Stock-based compensation	3,279	3,189	6,625	5,821
Other reconciling items***	115	7,054	271	7,154
Net loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)

*Other segment expenses includes costs associated with acquiring wholesale vehicles, facilities costs and other operating costs.
**Restructuring charges represent charges associated with the reorganization of the dealer sales and service organization in June 2025 as well as the realignment of the Company’s leadership structure, which began in the third quarter of 2023 and concluded in the second quarter of 2024.
***Other reconciling items solely includes changes in fair value of contingent consideration liability, interest accretion for terminated lease, lease exit costs and income taxes, which are all disclosed elsewhere in the consolidated financial statements and accompanying footnotes.
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
During the three months ended June 30, 2025, we generated revenues of $47.0 million and recorded a loss of $7.6 million. During the three months ended June 30, 2024, we generated revenues of $41.8 million and recorded a loss of $13.5 million. During the six months ended June 30, 2025, we generated revenues of $91.8 million and recorded a loss of $17.8 million. During the six months ended June 30, 2024, we generated revenues of $82.8 million and recorded a loss of $19.4 million.

Market Environment
The macroeconomic environment has caused and will likely continue to cause significant economic disruptions to the Company’s business. While our revenues increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, we may not sustain such increases or may experience negative effects on our results of operations, financial condition and cash flows in the future, given that numerous macroeconomic uncertainties remain. In recent years, OEMs were forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates. The expectation that interest rates will remain relatively high for the foreseeable future will likely continue to impact the U.S. economy. While the Federal Reserve cut interest rates in late 2024 for the first time since 2020 and the potential for additional cuts in the future remains, the timing and magnitude of these cuts as well as how much this will impact the broader economy and consumer sentiment is uncertain. Domestically, consumers remain concerned about inflation as well as increasing prices due to import tariffs, including as a result of tariffs announced on vehicles, component parts and raw materials announced by the United States in 2025. Despite strong employment, higher prices and concerns about the economy are negatively weighing on consumer sentiment and spending. Dealers may reduce inventory in response to prolonged high interest rates due to higher financing costs as well as the increasing costs of vehicles driven by import tariffs on automobiles. Lower inventory, along with pressure on consumer demand, may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, “Risk Factors,” for additional disclosures of risks related to factors impacting the market environment for the Company.

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
•Adjusted EBITDA does not reflect the restructuring charges associated with the reorganization of the Company’s dealer sales and service organization or the realignment of the Company’s leadership structure that began in the third quarter of 2023 and concluded in the second quarter of 2024;
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)
Non-GAAP adjustments:
Interest income	(955)	(1,672)	(2,023)	(3,316)
Depreciation and amortization	3,416	4,684	7,314	9,269
Stock-based compensation	3,279	3,189	6,625	5,821
Restructuring charges (1)	603	362	603	1,474
Change in fair value of contingent consideration liability	—	87	36	179
Impairment of right-of-use (“ROU”) assets (2)	—	6,880	—	6,880
Interest accretion for terminated lease (3)	111	85	227	85
Provision for income taxes	3	3	9	10
Adjusted EBITDA	$(1,170)	$98	$(4,972)	$1,034

(1)The excluded amounts represent charges associated with the reorganization of the dealer sales and service organization in the second quarter of 2025 as well as the realignment of the Company’s leadership structure which began in the third quarter of 2023 and concluded in the second quarter of 2024. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(2)The excluded amount represents impairment charges on our ROU assets associated with certain of our existing office locations. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
(3)The excluded amount represents the accretion of interest on the lease liability associated with the terminated office lease at 1401 Ocean Avenue, Santa Monica, California. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.

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
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at June 30, 2025 and December 31, 2024, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the six months ended June 30, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average Monthly Unique Visitors	5,453,525	7,723,265	5,651,639	7,724,448
Units (1)	88,991	88,904	175,259	167,807
Monetization	$526	$468	$522	$491
Franchise Dealer Count	8,292	8,274	8,292	8,274
Independent Dealer Count	2,885	3,200	2,885	3,200

(1)We issued full credits of the amount originally invoiced with respect to 907 and 886 units during the three months ended June 30, 2025 and 2024, respectively. We issued full credits of the amount originally invoiced with respect to 1,844 and 1,839 units during the six months ended June 30, 2025 and 2024, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 29.4% to approximately 5.5 million in the three months ended June 30, 2025 from approximately 7.7 million in the same period of 2024. The number of average monthly unique visitors decreased 26.8% to approximately 5.7 million in the six months ended June 30, 2025 from approximately 7.7 million in the same period of 2024. The year-over-year decreases were primarily due to the Company’s focus on more efficient sales channels and by using a more targeted approach to customer-acquisition spend.
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
The number of units increased slightly by 0.1% to 88,991 units in the three months ended June 30, 2025 from 88,904 units in the three months ended June 30, 2024. The number of units increased 4.4% to 175,259 units in the six months ended June 30, 2025 from 167,807 units in the six months ended June 30, 2024. The unit increase is primarily related to units attributable to our affinity partners.

Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased by 12.4% to $526 for the three months ended June 30, 2025 as compared to $468 for the three months ended June 30, 2024. Our monetization increased by 6.3% to $522 for the six months ended June 30, 2025 as compared to $491 for the six months ended June 30, 2024. The changes in monetization are primarily due to fluctuations in units and wholesale revenue.
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
Our franchise dealer count was 8,292 at June 30, 2025, a slight increase from 8,274 at June 30, 2024, and a slight decrease from 8,351 at December 31, 2024.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 2,885 at June 30, 2025, a decrease from 3,200 at June 30, 2024, and a decrease from 3,054 at December 31, 2024. The decrease in independent dealer count is primarily due to ongoing industry consolidations, with some of our independent dealers being acquired, along with the Company’s prioritization of franchise activations during the latter half of 2024 and into 2025.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30, 2025

	2025	2024	2025	2024
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$46,998	$41,795	$91,808	$82,847
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	11,149	5,484	20,039	9,745
Sales and marketing	25,105	23,945	50,122	46,027
Technology and development	7,095	7,433	15,214	15,556
General and administrative	8,812	15,438	18,896	24,924
Depreciation and amortization	3,416	4,684	7,314	9,269
Total costs and operating expenses	55,577	56,984	111,585	105,521
Loss from operations	(8,579)	(15,189)	(19,777)	(22,674)
Interest income	955	1,672	2,023	3,316
Loss before income taxes	(7,624)	(13,517)	(17,754)	(19,358)
Provision for income taxes	3	3	9	10
Net loss	$(7,627)	$(13,520)	$(17,763)	$(19,368)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(1,170)	$98	$(4,972)	$1,034

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)
Dealer revenue	$43,224	$38,556	$84,063	$74,602
OEM incentives revenue	3,601	3,008	7,374	7,872
Other revenue	173	231	371	373
Total revenues	$46,998	$41,795	$91,808	$82,847

Three months ended June 30, 2025 compared to three months ended June 30, 2024. The increase in our total revenues of $5.2 million, or 12.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was mainly due to a $5.0 million increase in revenue from our vehicle sourcing products, which includes Sell Your Car and TCWS, driven by an increase in dealers subscribing to these products as well as an increase in the number of vehicles transacted through our wholesale exchange, in addition to a $0.6 million increase in OEM incentives revenue, and a $0.3 million increase in franchise dealer revenue, partially offset by a $0.7 million decrease in independent dealer revenue. Since some of our OEM arrangements target our affinity group marketing partners, we expect that OEM revenue may continue to fluctuate in future quarters as we enter into new, or terminate existing agreements with our affinity group marketing partners (refer to Part II, Item 1A, “Risk Factors”). Dealer revenue, OEM incentives revenue, and Other revenue represented 91.9%, 7.7%, and 0.4%, respectively, of revenues for the three months ended June 30, 2025 as compared to 92.2%, 7.2%, and 0.6%, respectively, for the same period in 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024. The increase in our total revenues of $9.0 million, or 10.8%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was mainly due to an $8.0 million increase from an increase in revenue from our vehicle sourcing products, which includes Sell Your Car and TCWS, driven by an increase in the number of vehicles transacted through our wholesale exchange, in addition to a $1.9 million increase in franchise dealer revenue, and a $0.9 million increase due to the introduction of TCMS products, partially offset by a $1.4 million decrease in independent dealer revenue, and a $0.5 million decrease in OEM incentives revenue. Since some of our OEM arrangements target our affinity group marketing partners, we expect that OEM revenue may continue to fluctuate in future quarters as we enter into new, or terminate existing agreements with our affinity group marketing partners (refer to Part II, Item 1A, “Risk Factors”). Dealer revenue, OEM incentives revenue, and Other revenue represented 91.6%, 8.0%, and 0.4%, respectively, of revenues for the six months ended June 30, 2025 as compared to 90.0%, 9.5%, and 0.5%, respectively, for the same period in 2024.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$11,149	$5,484	$20,039	$9,745
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	23.7%	13.1%	21.8%	11.8%
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Cost of revenue increased $5.7 million, or 103.3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in the number of vehicles acquired and sold through the wholesale exchange, in addition to marketing costs associated with the expansion of TCMS products. We expect cost of revenue to increase along with the growth of TCWS and TCMS products.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Cost of revenue increased $10.3 million, or 105.6%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in the number of vehicles acquired and sold through the wholesale exchange, in addition to marketing costs associated with the expansion of TCMS products. We expect cost of revenue to increase along with the growth of TCWS and TCMS products.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(dollars in thousands)
Sales and marketing expenses	$25,105	$23,945	$50,122	$46,027
Sales and marketing expenses as a percentage of revenues	53.4%	57.3%	54.6%	55.6%
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Sales and marketing expenses increased $1.2 million, or 4.8%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily driven by a $1.5 million increase in recurring employee-related expenses, a $1.0 million increase in our affinity partner marketing spend, a $0.6 million increase in expenses associated with the dealer sales and service team reorganization, and a $0.2 million increase in employee-related travel costs. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. These increases were partially offset by a decrease of $2.1 million in costs related to branded media spend. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. In addition, we expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Sales and marketing expenses increased $4.1 million, or 8.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by a $3.0 million increase in recurring employee-related expenses, a $2.6 million increase in our affinity partner marketing spend, a $0.5 million increase in employee-related travel costs, a $0.3 million increase in other marketing costs, a $0.3 million increase in outsourced consulting and professional fees, and a $0.6 million increase in expenses associated with the dealer sales and service team reorganization. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. These increases were partially offset by a $3.2 million decrease in branded media spend and a $0.3 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. In addition, we expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives.
Technology and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(dollars in thousands)
Technology and development expenses	$7,095	$7,433	$15,214	$15,556
Technology and development expenses as a percentage of revenues	15.1%	17.8%	16.6%	18.8%
Capitalized software costs	$2,260	$1,952	$4,421	$4,185
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Technology and development expenses decreased $0.3 million, or 4.5% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was driven by a $0.4 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year and was partially offset by a $0.3 million increase in recurring employee-related expenses.
Capitalized software costs increased by $0.3 million, primarily due to a $0.2 million increase in third-party software costs and a $0.1 million increase in internal capitalized software costs.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Technology and development decreased by $0.3 million, or 2.2% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was primarily driven by a $0.9 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year and a $0.2 million decrease in facilities-related charges. These decreases were partially offset by a $0.8 million increase in recurring employee-related expenses and a $0.3 million increase in hosting costs and software expense.
Capitalized software costs increased by $0.2 million, primarily due to a $0.2 million increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(dollars in thousands)
General and administrative expenses	$8,812	$15,438	$18,896	$24,924
General and administrative expenses as a percentage of revenues	18.7%	36.9%	20.6%	30.1%
Three months ended June 30, 2025 compared to three months ended June 30, 2024. General and administrative expenses decreased $6.6 million, or 42.9%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily driven by a $7.0 million decrease in facilities-related expenses related to a one-time impairment charge on an office lease in the prior year, as well as a $0.4 million decrease in recurring employee-related expenses. These decreases were partially offset by a $0.8 million increase in general outsourced consulting and professional service fees.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. General and administrative expenses decreased $6.0 million, or 24.2%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was primarily driven by a $7.0 million decrease in facilities-related expenses related to a one-time impairment charge on an office lease in the prior year, partially offset by a $1.2 million increase in in general outsourced consulting and professional service fees.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization expenses	$3,416	$4,684	$7,314	$9,269
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Depreciation and amortization expenses decreased $1.3 million, or 27.1%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Depreciation and amortization expenses decreased $2.0 million, or 21.1%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)
Provision for income taxes	$3	$3	$9	$10
For the three and six months ended June 30, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $92.5 million.
We have incurred cumulative losses of $611.1 million from our operations through June 30, 2025, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors originally authorized an open market stock repurchase program (the “Program”). In February 2024, our board of directors increased the remaining authorization of the Program to $100 million and extended the expiration date of the Program to December 31, 2026. The timing and amount of any repurchases under the Program is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the six months ended June 30, 2025. In June 2024 through December 2024, the Company repurchased and retired a total of 6.1 million shares under the Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of June 30, 2025, the Company had a remaining authorization of $80.0 million for future share repurchases.
Cash Flows
The following table summarizes net cash from operating, investing, and financing activities:

	Six Months Ended June 30,
	2025	2024
Consolidated Cash Flow Data:	(in thousands)
Net cash (used in) provided by operating activities	$(10,722)	$46
Net cash used in investing activities	(4,640)	(4,181)
Net cash used in financing activities	(3,955)	(4,875)
Net decrease in cash, cash equivalents and restricted cash	$(19,317)	$(9,010)
Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net loss has been significantly different than cash flows from operating activities due to the inclusion of non-cash expenses and charges.
Cash used in operating activities for the six months ended June 30, 2025 was $10.7 million. This was primarily comprised of our net loss of $17.8 million, adjusted for non-cash items such as, depreciation and amortization expense of $7.3 million, stock-based compensation expense of $6.6 million, amortization of lease right-of-use assets of $0.7 million, other non-cash expenses of $0.5 million, and bad debt expense of $0.2 million. Net cash used in operations also reflected a decrease of $8.4 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued expenses and other current liabilities of $5.3 million, an increase in prepaid expenses and other assets of $2.4 million, a decrease in accrued employee expenses of $1.2 million, a decrease in operating lease liabilities of $1.1 million, and an increase in accounts receivable of $0.9 million. These were offset by an increase in accounts payable of $2.5 million.
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
Investing Activities
Cash used in investing activities of $4.6 million for the six months ended June 30, 2025 consists primarily of investments in software and computer hardware.
Cash used in investing activities of $4.2 million for the six months ended June 30, 2024 consisted primarily of investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $4.0 million for the six months ended June 30, 2025 consists primarily of a payment for the acquisition date fair value of $2.8 million for the third and final tranche of contingent cash consideration associated with our acquisition of Digital Motors, and taxes paid of $1.0 million for the net share settlement of certain equity awards.
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
Contractual Obligations and Known Future Cash Requirements
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements can be found in Note 4 and Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our contractual obligations and known future cash requirements since December 31, 2024.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgements, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the critical accounting policies and estimates used in the preparation of the condensed consolidated financial statements. Since December 31, 2024, there have been no material changes in our accounting policies that are impacted by judgments, assumptions and estimates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material could also impact us.

Risks Related to Our Business and Industry

Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors.
Our business is sensitive to adverse macroeconomic conditions affecting automobile dealers, manufacturers, their suppliers and the market for automobiles in the United States. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods, including passenger vehicles, light trucks, certain automobile parts and certain raw materials used in manufacturing automobiles, such as aluminum, steel and copper. Although the full impact of these tariffs remains unclear, tariffs may increase the cost of importing or manufacturing automobiles or automobiles parts and could result in lower inventory levels, place negative pressure on automotive supply chains, and increase costs to dealers and consumers, all of which can negatively impact our business, results of operations and prospects.
In the past, reductions in inventory have had negative impacts on our business and results. For example, starting in 2020, the automotive industry experienced a decline in inventory supply due to disruptions related to the coronavirus pandemic that resulted in shortages of critical parts, such as automotive semiconductor chips. Despite improvements in inventory levels beginning in the latter half of 2022 that led to inventory supply in the fourth quarter of 2024 at the highest levels since June 2020, industry-wide levels still have not reached historic levels and certain manufacturers have experienced slower recoveries in inventory levels than others. In light of newly announced tariffs on automobiles and automobiles parts, we cannot guarantee that inventory supply will ever return to historic levels. The limited supply of inventory also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles.
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
Various economic uncertainties, including stock market and commodity pricing volatility or increased costs resulting from tariffs or other circumstances, could lead to an economic downturn that may impact our business. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including new tariffs or border adjustment taxes, the rising costs of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, inflation, stock market volatility, increased unemployment and changes in environmental regulations and fuel economy standards. For example, the recently-imposed tariffs on imported automobiles and automobile parts, if maintained for a sufficient period of time, could result in increased costs to American consumers for automobiles and automobile components produced or assembled outside of the United States, which could decrease demand for automobiles and negatively impact our business. The tariffs imposed on aluminum, steel and copper, all of which are raw materials used significantly in automobile manufacturing, if maintained, could have similar negative impacts on the prices of cars, including those manufactured domestically, consumer demand and our business. Further, any impacts to consumer confidence and purchasing power resulting from the direct and indirect effects of tariffs, generally, or other changes in trade policy, including retaliatory tariffs placed on exports from the United States by other countries and the rate at which such policy has changed and may change in the future, has resulted in economic uncertainty and may further weaken the demand for automobiles, which could negatively impact our business and results. The broader economic impact of trade policies may result in increased inflation, reduced economic growth, or cause a recession that could, among other things, reduce consumer demand for vehicles and cause financial markets to experience increased volatility, reducing liquidity and credit availability, all of which could negatively impact our business.
Similarly, a change in gasoline prices, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla or Rivian without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network, and which is a transaction structure we are not currently able to monetize. Changes in governmental policy may also negatively impact consumer demand for cars in ways that adversely impact our business. For example, the One Big Beautiful Bill Act, which was signed into law on July 4, 2025, contains provisions that eliminate federal tax credits that benefit consumers who purchase electric vehicles, effective as of September 30, 2025. To the extent that the elimination of such credits causes fewer consumers to purchase electric vehicles sold by TrueCar Certified Dealers and such consumers do not purchase internal combustion vehicles as an alternative, our business may be adversely affected.
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
Further, economic impacts and the impacts on consumer behavior resulting from responses to the coronavirus pandemic negatively affected our business in a number of ways. Such impacts were caused by a number of factors, including steps taken by governments in the early stages of the pandemic adversely impacted the sale of automobiles, general economic uncertainty, as well as a decrease in consumers’ need and willingness to make discretionary trips outside of the home, which decreased the demand for cars. Cumulatively, these factors resulted in a drastic reduction in the number of cars bought by our users from our dealers. Although we have experienced a marked improvement in our financial and operational metrics since the height of the pandemic, our business could suffer due to certain potential long-term effects of the pandemic. For example, if consumer demand for cars is permanently decreased because remote working continues to be prevalent in the long term and the need for commuting is reduced or if consumers become accustomed to contactless purchases and we are not able to successfully roll out our TrueCar+ experience, our business may be harmed. Further, many dealers were able to increase profits as a result of certain conditions caused by the pandemic, such as low inventory levels and marketing costs, and if dealers continue this operational approach, our business could be adversely affected.
Decreases in the quality or quantity of the leads we provide to dealers adversely affect our business and revenue by, among other things, decreasing our unit volume and causing some dealers on our network to lose faith in our value proposition and choose to leave our network or insist on lower subscription rates.
Our Auto Buying Program introduces consumers to TrueCar Certified Dealers, who either pay us a subscription fee or, in some cases, a fee per vehicle sold to our users introduced to them through our platform. The quantity of these leads as well as their quality, as measured by the rate at which our leads convert into buyers, are important variables in the success of our business and depend on many factors, including the attractiveness of our consumer experience, the efficiency of the algorithm that matches our users with TrueCar Certified Dealers and consumers’ loyalty to our brand or to that of the affinity partner through which they were introduced to our Auto Buying Program. When our lead quality or quantity declines, for example, in response to macroeconomic factors such as interest rates, inventory shortages or inflation, our unit volume declines, which results in both lower revenues from dealers and OEMs with pay-per-sale billing arrangements, as well as a greater difficulty in justifying our value proposition to dealers, including dealers on subscription billing arrangements. Additionally, diminished lead quality or quantity often causes TrueCar Certified Dealers to be dissatisfied with our program, which increases the likelihood that they choose to leave our network or insist on lower subscription rates.
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
While we envision providing a full-scale end-to-end consumer car-buying experience through our TrueCar+ offering that allows consumers to complete all steps of the car buying process, including: shopping for and selecting a car; applying for and receiving financing; exchanging a trade in vehicle; viewing all costs, taxes and fees associated with a new vehicle; and executing a retail installment contract for the vehicle from the TrueCar+ platform, there are a number of technical factors that may make this offering difficult or impossible to develop at scale. For example, such an offering would likely only be effective if integrated into the software platforms already commonly used by a sufficient number of dealers, a process which would require the third-party developers of such software platforms to cooperate with our own product development efforts, and some such developers may view our offerings as competitive with their own or may not otherwise be incentivized to provide such cooperation. Further, providing consumers with accurate and detailed pricing about a potential vehicle purchase requires developing sophisticated systems that properly account for factors such as rebates, financing terms and state and local taxes, which may all differ depending on the relevant jurisdictions and parties involved. Allowing for purchase documentation to be executed remotely or online also requires additional integration into existing dealer software and may be subject to differing legal requirements or restrictions depending on the applicable jurisdiction. Creating a fully-scaled online car buying offering that is effective and attractive to both dealers and consumers requires overcoming these and other challenges. If we are unable to do so, the viability of our TrueCar+ product may be substantially impacted and our business, results of operations and prospects may suffer as a consequence.
In July 2024, we announced a pilot program of TrueCar+ in the San Francisco Bay Area, however, for the reasons described above, we cannot guarantee that we will be able to expand the scale of this offering to the extent necessary to positively impact our business, revenue and operations. If we are unsuccessful in rolling out a scalable TrueCar+ offering, providing a compelling value proposition to the consumers and dealers using it, integrating our current and future offerings into that experience or appropriately monetizing it, our business, revenue, operating results and prospects would be adversely affected.
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
If we are unable to convince subscription-based dealers of our value proposition, we could be unable to maintain or increase dealer subscription rates even if our unit volume increases. Similarly, if our unit volume declines and we are not able to appropriately manage the subscription rates of affected dealers, those dealers could insist on lower subscription rates or terminate their participation in our dealer network. Any of these and other similar subscription-related eventualities could have a material adverse effect on our business, growth, financial condition, results of operations and cash flows. In addition, in the past we have opted to provide subscription dealers with discounts in response to volatility in our monetization rates. In the future, we expect to continue to adjust individual dealers’ subscription rates in an effort to bring their monetization rates in line with historical levels. If we do not successfully balance the need to maintain dealer relationships with appropriate subscription adjustments with the need to maintain our revenues, our business, operating results and financial condition could be negatively affected.
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
We have made recent changes to our products, including in anticipation of the rollout of TrueCar+, that may impact how such products are viewed by our dealers and consumers. For example, in 2023, we began supporting our Trade and “Sell Your Car” products through our affiliate, TCWS. The business model of TCWS introduces additional risk to our business, including risks arising from the requirement that TCWS comply with certain laws and regulations governing the operations of automobile dealers, as further described in the risk factor entitled “We are subject to a complex framework of laws and regulations, including, among others, those concerning vehicle sales, advertising and brokering, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.” Further, certain aspects of TCWS’ business model involve TCWS acquiring used cars from consumers and holding such cars in inventory. If TCWS is unable to efficiently liquidate such inventory or recognize gains from the sale thereof, our revenue, results and business may be adversely affected.
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
For the six months ended June 30, 2025, we derived approximately 8.0% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2024, the corresponding figure was approximately 9.6%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Many of our agreements with manufacturers allow them to unilaterally set and modify the incentives offered through our program with minimal or no advanced notice, including by changing the subset of our users who are eligible to receive incentive offers, the models of cars for which incentives are offered and the amounts of such offers. From time to time, manufacturers who have participated in our programs in the past suspend their participation, whether due to low inventory levels or otherwise, and others may suspend their participation in the future. We cannot guarantee that all such manufacturers will return to our program even as inventory issues subside or if the potential impacts of automotive tariffs or other factors will result in manufacturers refraining from participating in our programs either because inventory levels decline or because providing such incentives becomes cost prohibitive.
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
•affinity group marketing partners might de-emphasize the car-buying programs within their offerings or alter the user experience for members in a way that results in a decrease in the number of transactions between their members and our TrueCar Certified Dealers; or
•the economic structure or other key terms of our agreements with affinity group marketing partners might change, resulting in a decrease in our operating margins on transactions by their members or otherwise require us to incur additional costs associated with maintaining the partnership or recognize fewer benefits.
For example, in 2020, USAA terminated its affinity marketing partnership with us. Prior to the termination of that relationship, USAA accounted for a substantial share of our units and revenues, for example, in 2019, 29% of all of our units during that year were matched to users of the car-buying site we maintained for USAA. Even as the partnership wound down during 2020, 20.1% of all of our units that year were attributable to the program. The termination of our affinity partnership with USAA had a material adverse effect on our business, revenue, operating results and prospects, and may have led to the loss of some dealers from our network. Further, American Express terminated the auto purchasing program we hosted for its card holders in April 2025. In the twelve months prior to American Express’ termination notice, approximately 5% of our units resulted from the American Express auto purchasing program. If we are unable to identify alternative sources through which to sell units following the loss of American Express’ auto purchasing program, our units, revenue and business will be negatively impacted.
Additional changes similar to these to our relationships with our affinity group marketing partners could happen for a number of reasons both within and outside of our control. For example, we share certain information of our users with our affinity partners, and those partners may in turn use that information to offer enhanced value propositions to our users, such as the benefits provided by third parties that we refer to as buyer’s bonuses, or for analytical or other business purposes. Affinity partners that derive value from that information may terminate their relationship with us, or change the relationship in a manner adverse to our business, if we cease or limit our sharing of the information, and we cannot assure you that we will not be required to do so due to market conditions or contractual counterparties, or by law or regulators given the rapidly evolving environment surrounding privacy matters in the United States. For more information on these matters, refer to the risk factor entitled “We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.” Our relationships with our affinity group marketing partners could also be harmed by any number of macroeconomic, social, political, legal or regulatory changes or other factors and our and our partners’ respective responses to them or changes in our partners’ interpretations or existing regulations and other legal requirements.
Further, because our revenue sharing arrangements with our affinity partners are typically tied to our average net monetization, a decrease in this metric, such as the decreases we experienced in the second quarter of 2020, negatively affects the per-unit revenues that those partners receive from their partnership with us, and the decrease in our average net monetization could result in any of the adverse actions by affinity partners referred to above. In addition, when the quality of leads we provide declines, such as the declines in quality following the coronavirus pandemic and subsequent inventory shortages, the negative impact on the revenue of our affinity partners could harm our relationships with such affinity partners and our business and financial performance could be adversely affected.
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
For example, at the end of 2011 and the beginning of 2012, many dealers canceled their agreements with us following regulatory and publicity-related challenges, and our franchise dealer count fell over 50% in a three month period. In 2015, a contractual dispute with a large dealer group led to an approximately 5% decrease to our franchise dealer count during the third quarter of that year. At June 30, 2025, our franchise dealer count was 8,292.
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
In June 2023, we announced a strategic restructuring in which we reduced our workforce by approximately 24%. Further, in June 2025, we combined our dealer sales team and dealer service team, which resulted in a reduction of our workforce of approximately 10%. While these actions were designed to further our efforts to enhance productivity and efficiency, preserve profitability, streamline our organizational structure, and, in the case of the changes to our dealer service team and sales team, improve our ability to provide services to TrueCar Certified Dealers, we may encounter challenges in the execution of these or other efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition. For example, reductions in our workforce may have resulted in, and may continue to result in, unintended long-term consequences, including unwanted employee attrition; damage to our reputation as an employer; and the loss of institutional knowledge and expertise.
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
In the past, we have gone through periods with significant changes in our management team. For example, in 2023, we terminated a number of executives in connection with restructuring efforts and other changes in management, including our former president and chief executive officer, chief financial officer, chief technology officer, chief communications officer, and a number of other members of senior management. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. The loss of key personnel, including members of management as well as key engineering, product and technology employees who understand our business and can innovate our products, could have an adverse effect on our business. Additionally, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including our dealer, marketing, finance, accounting, legal and other personnel. In the past, we have faced significant competition in hiring and retaining qualified employees in our industry, including software engineers, data scientists and other technical staff during competitive labor markets. Moreover, we have conducted reductions in force and may undergo further reductions as a result of our continued review of business needs, employee performance and other factors specific to our business as well as broader economic factors such as market demand for automotive products and services or advancements in technology. Reductions in our workforce could adversely affect employee morale, retention, recruiting efforts and result in the incurrence of severance-related costs, as described in the risk factor entitled “Actions that we have taken and may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.” We are also limited in our ability to recruit internationally by immigration and other laws.
To attract and retain executives and other key employees, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to past financial disruptions, we have temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. Further, the equity incentive plan under which we grant our employees stock-based compensation as well as the number of shares issuable thereunder is subject to periodic stockholder approval, which may restrict our ability to authorize the number of stock-based incentive awards to the extent we believe necessary to compensate our employees. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected.
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
Finally, as discussed elsewhere in this “Risk Factors” section, the success of our platform depends in part on the utility it provides to consumers relative to the platforms of our competitors. If we are unable to incorporate features or technological advancements that become commonplace in other consumer-facing products, including those of our competitors, such as the integration of artificial intelligence, machine learning and other emerging technologies, our products may be viewed less favorably by consumers, and our business, growth rate and performance may suffer. In addition, our efforts to utilize these technological advancements may not be successful and may expose us to additional risks. The content, analyses, or recommendations generated by artificial intelligence products or services, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results as well as our reputation. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence or other technological advancements could negatively impact our business or results of our operations.
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
We expect to make significant future investments to support the further development and expansion of our business and these investments may not result in increased revenue or growth on a timely basis or at all, and may not be sufficient to replace the revenue that we historically derived from our partnership with USAA or that we generated prior to the coronavirus pandemic and the subsequent automobile inventory shortages, each as discussed elsewhere in this “Risk Factors” section. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we may continue to make substantial expenditures to acquire or develop and launch new products and enhance our existing products and services, continue to grow and train our network of TrueCar Certified Dealers and continue to upgrade and enhance our technology infrastructure. We also intend to continue investing to increase both dealer and consumer awareness of our brand, including channels such as television, video, digital, social, email, out-of-home, experiential and radio advertisements. There can be no assurance that these investments will have the effect of maintaining or increasing revenue or that we will eventually be able to decrease our expenses as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
Further, as a result of our transition to a remote workforce as described in the risk factor entitled “An inability to retain, attract and integrate qualified personnel could harm our ability to develop and successfully grow our business,” we also no longer require the amount of office space we did in the past yet we continue to incur costs related to leases that were in place prior to our transition to a remote workforce. We have not yet successfully sublet or terminated all of our leases with respect to all such unused property in a manner that covers our full liability under all such leases, and, as discussed in the risk factor entitled “We face litigation and are party to legal proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows,” we remain in active litigation with the landlord with respect to the lease for our former headquarters. We cannot guarantee that we will be able to offset all costs associated with these leases in the future.
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
From time to time, we experience interruptions in one or more data feeds that we receive from third-party data providers, particularly DMS data feed providers. These interruptions sometimes negatively affect our business, for example, by impacting our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers or as a result of cybersecurity incidents that impact such data feed providers. For example, in June 2024, CDK Global, a major provider of DMS products which are used by many of our TrueCar Certified Dealers, temporarily suspended certain of its key systems and operations as a result of a cybersecurity incident. If the circumstances which result in an interruption do not resolve or we are unable to use alternative data sources, and we experience a material disruption in the data provided to us, the information that we provide to our users and TrueCar Certified Dealers may be limited, the quality of this information may suffer, the user experience may be negatively affected and certain functionality on our platform may be disabled, and our business, financial condition, results of operations and cash flows would be materially and adversely affected.
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
Finally, as described in greater detail in the risk factor entitled “If we are not successful in rolling out new offerings, including our TrueCar+ offering, providing a compelling value proposition to consumers and dealers using those offerings, integrating our current and future offerings into such experiences or appropriately monetizing them, our business and prospects would be adversely affected,” we depend on certain third-party providers of data and other services in providing our Access package of Trade and Payments solutions, and our TrueCar+ offering and our ability to provide users with certain information about how much others pay for the same make and model of a car, all rely on a number of other third-party providers. If our access to any of these providers is interrupted, or if any of them ends or adversely alters its relationship with us or the data they provide, we may be required to modify or curtail features of our TrueCar+ and other existing offerings. Further, our ability to monetize our data foundation in new ways, including through the implementation of artificial intelligence and machine learning, will depend in part on our ability to consistently and reliably access relevant data.
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
We also purchase automotive-related keywords by anticipating what words, terms and phrases consumers will use to search for car purchases on search engines and then bid on those words and terms in the search engines’ auction systems. Search engines frequently update and change the logic that determines the placement and ordering of results on a user’s search, which may reduce the effectiveness of the keywords we have purchased. Search engines also frequently change and optimize the amount and placements of advertisements on a search results page which may impact the quantity and quality of traffic to our website. Further, we bid against our competitors and other advertisers for preferred placement on the search engines’ results pages. Many of our competitors have greater resources with which to bid and better brand recognition and consumer visibility than we do. We experience competition for paid advertisements, which increases the cost of paid Internet search advertising and as a result, our marketing and advertising expenses. Search engines may also adopt a more aggressive auction-pricing system for keywords that causes us to incur higher advertising costs or reduces our market visibility to prospective users. If paid search advertising costs increase or become cost-prohibitive, whether because of increased competition, pricing system changes, algorithm changes or otherwise, our advertising expenses could rise significantly, or we could reduce or discontinue our paid search advertisements. Moreover, the use of voice recognition technology such as Alexa, Google Assistant and Siri or the implementation of artificial intelligence into existing search engine results pages such as Bing and Google may drive traffic away from traditional search engines, which could reduce traffic to our website. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
In some cases, our users may make certain elections that impact the methods by which dealers can communicate with them. If consumers or dealers do not see value in this functionality, or if it results in privacy concerns, our business could be negatively affected.
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
Additionally, if we discontinue our broad marketing campaigns or elect to reduce our sales and marketing costs to decrease our losses, as we have done in the past in during periods of economic uncertainty, our ability to acquire consumers and dealers and grow our revenues would be adversely affected. Further, the industry-wide vehicle inventory shortages that began in 2021 resulted in increased vehicle prices that required us to discontinue long-running, high-performing advertising messages about the amount of savings that our users typically save off of the manufacturers’ suggested retail price, which we believe reduces the effectiveness of our advertising. For more information on these inventory shortages, see the risk factor entitled “Our business is subject to risks related to the larger automotive ecosystem, including tariffs, inventory and global supply chain challenges, labor and other factors.”

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
Finally, as noted above, we rely in part on digital and online media for our marketing efforts. Historically, this has involved, among other things, collecting, tracking, using and sharing certain personal data of consumers who interact with our webpages or application. The protection of the privacy of consumers’ data is a topic of heightened national political and commercial attention in a rapidly-changing landscape. The developments resulting from this heightened attention include, in addition to the legal and regulatory changes discussed in greater detail elsewhere in this “Risk Factors” section, numerous actual and potential actions by private entities to protect consumers’ data privacy. For example, Apple’s iOS software requires all applications on iPhones to request permission from users before using their personal data. Because of this, Meta and other companies have restricted our ability to use the data of users of their platforms who are directed to our webpages or application. These restrictions have negatively impacted the effectiveness of our digital marketing, and we expect that similar future restrictions imposed on us by other third parties similar to Apple and Meta could have similar impacts, which may lead us to redirect resources to other marketing channels. In addition, state and federal governmental authorities continue to evaluate the privacy implications inherent in the use of digital tracking technologies such as cookies and pixels that we use in our marketing and digital analytics operations, as noted above, and have enacted or are considering enacting laws or regulations that regulate or could otherwise restrict the ability of companies to use third-party cookies and other digital tracking technologies. We cannot guarantee that we will be able to mitigate the negative effects of these and other similar changes, and failure to do so could harm our revenue, business, operating margins and financial results.
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
Our competitors offer various products and services that compete with us. Some of these competitors include:
•Internet search engines and online automotive sites such as Google, Amazon, Autotrader.com, eBay Motors, AutoWeb.com (formerly Autobytel.com), KBB.com, CarSaver.com, CarGurus.com, Cars Commerce (also known as Cars.com) and CarStory;

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
Further, our competitors may face challenges to their businesses distinct from the challenges we face, because of, among other things, the differences in the products and services offered by our competitors compared to those we offer, or because of the differences in the business and financial strategies of our competitors compared to our own. In some cases, particularly with respect to competitors whose business or financial challenges garner significant publicity, this could result in increased skepticism from consumers, dealers and investors of our own business and products, including our TrueCar+ offering, and our products and services, or our industry generally, may come to be viewed in a negative light. Further, to the extent we generate revenue from doing business with certain of our competitors, such as our competitors that list their own vehicles on our platform, our own revenue may decline as a result of challenges to the business of our competitors.
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
Between 2015 and 2017, which was a significant period of expansion for our business, we received notices or were otherwise subject to investigations from regulators in Texas, Mississippi, California and Ohio. These notices and investigations were based upon various assertions or allegations related to certain of our advertising practices and other aspects of our business model. In each case, we responded to the notices and/or investigations and no further action has been taken. As a result, we consider the issues raised to be informally resolved, but we cannot assure you that these matters or similar matters will not reemerge in the future.
We have also been subject to actions brought by dealers, consumers and third-party industry associations related to our advertising and business practices, including allegations that we have operated as an unlicensed automobile dealer and autobroker. For example, in 2015, we were named as a defendant in three separate lawsuits in California brought by the CNCDA, a group of dealers participating on our platform and a consumer on behalf of a putative class of consumers, respectively. In 2017, we were again named as a defendant in a putative class action brought by a consumer. Each of these matters has been settled or dismissed and is currently resolved.
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
In 2023, the FTC announced a rule that set forth new requirements with respect to the sale, financing and leasing of new and used vehicles by dealers as well as the advertising of such vehicles by dealers. This rule, referred to as the Combating Auto Retail Scams Trade Regulation Rule, or CARS Rule, was vacated in January 2025 by the United States Court of Appeals for the Fifth Circuit. However, if the FTC pursues revised rules that address the deficiencies identified by the court and takes the position that any aspect of our business does not comply with relevant regulatory requirements of the revised regulations, we could be required to pay significant damages, settlements and civil penalties, or we could be required to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.
In some cases, federal advertising law may allow private plaintiffs to bring causes of action against us. For example, in March 2015, we were named as a defendant in a lawsuit purportedly filed on behalf of numerous automotive dealers who were not on the TrueCar platform seeking injunctive relief in addition to over $250 million in damages based on allegations that we violated the Lanham Act as well as various state laws prohibiting unfair competition and deceptive acts or practices related to our advertising and promotional activities, but such case has been dismissed.
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
Stockholder Litigation
In the past we have been subject to securities class action litigation and stockholder derivative actions, including actions stemming from allegations of breaches of fiduciary duties by our directors and officers, and we may be subject to similar actions in the future. For example, in 2018, a purported stockholder filed a putative securities class action against us and certain of our then-current and former officers and directors were named as defendants in a putative securities class action, which we refer to as the Federal Securities Litigation, based on allegations that the defendants made false or misleading statements in violation of applicable securities laws in connection with our secondary offering of common stock in 2017. The case was ultimately dismissed pursuant to a settlement which was covered by our directors’ and officers’ liability insurance. Following the resolution of the Federal Securities Litigation, we were subject to a number of derivative actions in Delaware based upon substantially the same factual allegations as the Federal Securities Litigation and received demands from the plaintiffs that we pursue related claims against certain of our former officers and directors. Each such derivative action was ultimately dismissed and is currently resolved and a special committee of our board of directors recommended that our board refuse the plaintiffs’ related demands in their entirety. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs or adverse changes in our dealer network, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
***
In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action lawsuits have often been instituted against affected companies, and as noted above, this type of lawsuit has been instituted against us in the form of the Federal Securities Litigation and the related derivative litigation, among others. Additional lawsuits of this type or similar types, if instituted against us or one or more of our officers or directors, whether arising from alleged facts the same as, similar to or different from prior litigation, could result in significant legal fees, settlements or damage awards, as well as the diversion of our management’s attention and resources, and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have incurred significant legal fees in our defense of various lawsuits and other disputes and we may incur additional fees and other liabilities in connection with those matters that are still pending and any additional lawsuits that may be filed against us or one or more of our officers or directors hereafter. Our insurance policies may not provide sufficient coverage to adequately mitigate the legal fees and potential liabilities arising from these matters and, even where fees and liabilities are covered by those policies, we may be unable to fully collect the insurance proceeds in a timely manner or at all. As a result, these fees and other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.
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
For example, the consideration payable to us in connection with the divestiture of ALG in 2020, included, among other payments, a contingent consideration payment of up to $15 million payable to us based on its achievement of certain revenue metrics, but we were ultimately awarded less than 1% of this contingent consideration. If we enter into future transactions in which any amount of consideration is payable contingent upon factors beyond our control, we will be unable to guarantee that such payments will be received.
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
Legislation similar to the CCPA has also passed and has been proposed in a number of other states. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments. Certain states have also enacted or proposed laws regulating the use of certain artificial intelligence technologies. California is considering new regulations for automated decision-making technologies. These new and proposed laws and regulations may impact how we operate our websites or mobile application, engage in digital marketing, transact with consumers, or process or monetize our data assets.
Further, many laws, including the Telephone Consumer Protection Act of 1991, the CAN-SPAM Act of 2003 and the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act of 2019, regulate outbound contacts with consumers, such as phone calls, texts or emails. If we, or dealers on our network, are perceived to have violated these or other similar laws and regulations, our brand and reputation could be negatively affected, and we could face potentially costly litigation. In addition, in December 2023, the Federal Communications Commission (“FCC”) adopted new rules that expanded the requirements related to collecting consumer consent prior to initiating outbound contact with consumers via phone call or text by restricting the practice of collecting a single consumer consent to authorize covered communications from multiple sellers. Although these new rules were vacated by the United States Court of Appeals for the Eleventh Circuit in January 2025, and the FCC has reinstated the prior version of the rules, if the FCC proposes similar rules in the future, the implementation of such rules could require us to make certain changes to our consumer consent collection practices and user experience. If any such changes cause consumers to view our products and user experience as less appealing, our close rate and value proposition to consumers and dealers could be negatively impacted.
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
Our industry is prone to cyberattacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, ransomware, viruses, social engineering (such as spear phishing attacks) and general hacking have become more prevalent in our industry, have occurred on our systems in the past and are likely to occur on our systems in the future. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems or result in financial harm to us. Further, these risks could be heightened by the fact that most of our employees work from home.
Our efforts to protect our data or the data we receive could also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor or vendor error or malfeasance; government surveillance; or other threats. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. Cyberattacks continue to evolve in sophistication and volume, including through the use of artificial intelligence technologies, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may need to expend significant resources in protecting against or remediating security breaches and cyberattacks.
In addition, some of our third-party partners, including developers, vendors, affinity group marketing partners and OEM partners, may receive or store information that we or our users provide. We rely on these third-party partners to use sufficient security measures to protect such information. If these partners fail to adopt or adhere to adequate data security practices, or suffer a breach of their networks, our data or our users’ data could be improperly accessed, used or disclosed. Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees requiring us to modify our business practices. These incidents, and our efforts to address them, could have a material and adverse effect on our business, reputation or financial results.
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
Further, consumer access to our platform could be impeded by a cyberattack of the sort described in the risk factor entitled “Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business,” which would similarly adversely impact our business.
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
Our revenue grew from $38.1 million in 2010 to $335.0 million in 2019 but has declined in recent years, including by 30.3% in 2022 to $161.5 million and by an additional 1.7% in 2023 to $158.7 million. In light of the termination of our partnership with USAA in 2020, the automobile inventory shortage that began in 2021, automotive tariffs and other risks described in this “Risk Factors” section, our revenue in the future may continue to be lower than it has been in past periods. In addition, our ability to grow our revenue is dependent on our ability to:
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
We have not been profitable since inception. We had an accumulated deficit of $611.1 million at June 30, 2025. During the six months ended June 30, 2025, we had a net loss of $17.8 million. In the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
From time to time, we face allegations that we, or businesses we acquired or in which we invested, have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. For example, in 2020, a Florida dealer sued us claiming that a tagline featured in some of our marketing materials, infringed its own trademark. Although this litigation was resolved without any effect on our business, if any similar litigation is brought and decided adversely to us, we could be required to change our tagline and replace the marketing materials in which it is featured, which would be costly and could damage our brand. Moreover, as discussed in greater detail under the risk factor “Failure to adequately protect our intellectual property could harm our business and operating results,” from time to time, we take legal action to protect our own intellectual property.
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
Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, we recognized a non-cash impairment charge in the first quarter of 2020 following the announcement of the termination of our affinity partnership with USAA. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022. At June 30, 2025, we had intangible assets of $0. Prior to the interim quantitative impairment test conducted as of September 30, 2022, we had goodwill of $59.8 million.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of June 30, 2025, approximately 8.0% of our cash and cash equivalents was held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.
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
We typically provide guidance about our business and future operating results as part of our press releases, investor conference calls or otherwise. In developing any such guidance, our management must make certain assumptions and judgments about our future performance. For example, in the second quarter of 2015, the fourth quarter of 2018, and the second quarter of 2024, our business results varied significantly from guidance for the quarter and the price of our common stock declined. Our future business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and which could materially and adversely affect our operations, financial condition and operating results. For example, in June 2023, we modified our previously issued guidance following an internal restructuring that impacted our expected cash balance. At times we may also provide nonfinancial guidance related to other aspects of our business such as the anticipated timing of certain product development milestones. If our publicly-announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, or if our actual results fail to meet our publicly-announced guidance or the expectations of such parties, the price of our common stock could decline. Given the volatility of our business resulting from the coronavirus pandemic, the subsequent automobile inventory shortages and following the termination of our partnership with USAA, we refrained from providing guidance about our future operating results in certain recent quarters and may choose to refrain from doing so again in the future. This practice may also have caused, and may in the future cause, additional volatility in the trading price of our common stock.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the six months ended June 30, 2025, the trading price of our common stock fluctuated from a low of $1.05 per share to a high of $3.83 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of June 30, 2025, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 51% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At June 30, 2025, approximately 88.4 million shares of our common stock were outstanding. In addition, as of June 30, 2025, there were 1.3 million shares underlying options, 6.8 million shares underlying restricted stock units and 4.5 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. In the past we have sold additional shares of our common stock, including under a shelf registration statement on Form S-3 that we filed in 2017. Although this registration statement has since expired, we may offer additional securities for sale in the future.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than approximately 2.1 million shares (including vested options) as of June 30, 2025 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, although we did repurchase shares in the twelve months ended December 31, 2024, we made no repurchases of shares under our share repurchase program in the six months ended June 30, 2025. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and increased the costs of repurchasing shares of our common stock. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.

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
Our corporate headquarters, many of our employees and many of our essential business operations are located in the Los Angeles area, near both the site of the 2025 Pacific Palisades wildfire and major geologic faults that have experienced earthquakes in the past. A fire, earthquake or other natural disaster or power shortage or outage could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors originally approved a share repurchase program (the “Program”) in August 2020. In February 2024, the Company’s board of directors increased the remaining authorization under the Program to $100 million and extended the expiration date of the Program to December 31, 2026. The Program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount of its shares.
The Company had no share repurchases during the six months ended June 30, 2025.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRUECAR, INC.

Date:	August 7, 2025	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)