Form 10-Q
period 2025-09-30
TrueCar, Inc.
filed 2025-11-06
CIK 1327318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 3, 2025, 88,940,050 shares of the registrant’s common stock were outstanding.

TRUECAR, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance, and also include statements related to our expectations with respect to our previously announced merger with Fair Holdings, Inc., which we refer to as the Merger, including, for example, the timing of the completion of the Merger and the potential benefits of the Merger. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply herein or in the information incorporated herein by reference. Some of the risks, uncertainties and other important factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others:

•our ability to complete our previously-announced Merger, in a timely manner or at all;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein), and could result in us being required to pay a termination fee;
•risks related to disruption of management’s attention from our ongoing business operations due to the transaction, including the time and resources dedicated to the completion of the Merger and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement;
•the potential impact of the announcement and pendency of our previously announced Merger, including on our relationships with customers, vendors, and employees;
•exceeding the expected costs of the Merger;
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
•any plans to pursue acquisitions, divestitures, investments and other similar transactions;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks, including those related to the Merger and related transactions, in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•The possibility that the Merger might not be completed within the expected timeframe or at all, including the possibility that the Merger Agreement (as defined herein) will be terminated, including under circumstances which may require us to pay a termination fee, and that various closing conditions for the transaction may not be satisfied or waived and that our stock price will be adversely impacted in the event the Merger is not consummated.
•The potential for disruptions associated with the announcement and pendency of the Merger, including our relationships with third parties, the time and resources dedicated to the completion of the Merger and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement (as defined herein).
•The fact that the consideration payable to our stockholders in connection with the Merger will not be adjusted if the value of our business or assets changes before the Merger closes and our inability to pursue alternatives to the Merger.
•The significant costs that we will incur in connection with the Merger.
•Litigation may be filed against us challenging the Merger which could prevent or delay the Merger or result in the payment of damages.
•The fact that our directors and executive officers have interests in the Merger that may be different from or in addition to those of our other stockholders.
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

Item 1. FINANCIAL STATEMENTS

TRUECAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$103,186	$111,835
Accounts receivable, net of allowances of $778 and $783 at September 30, 2025 and December 31, 2024, respectively	13,458	15,742
Prepaid expenses	6,015	4,499
Other current assets	2,962	3,052
Total current assets	125,621	135,128
Property and equipment, net	14,368	15,735
Operating lease right-of-use assets	1,324	2,351
Intangible assets, net	—	1,970
Other assets	7,374	4,507
Total assets	$148,687	$159,691
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,071	$7,928
Accrued employee expenses	3,976	4,892
Operating lease liabilities, current	3,689	2,964
Accrued expenses and other current liabilities	11,227	17,109
Total current liabilities	27,963	32,893
Operating lease liabilities, net of current portion	6,195	8,313
Other liabilities	348	348
Total liabilities	34,506	41,554
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock — $0.0001 par value; 20,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock — $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 88,848,869 and 87,190,136 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	720,284	711,474
Accumulated deficit	(606,112)	(593,346)
Total stockholders’ equity	114,181	118,137
Total liabilities and stockholders’ equity	$148,687	$159,691

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$43,207	$46,544	$135,015	$129,391
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,804	7,736	28,843	17,481
Sales and marketing	23,059	25,049	73,181	71,076
Technology and development	6,969	7,179	22,183	22,735
General and administrative	9,154	9,560	28,050	34,484
Depreciation and amortization	2,569	4,408	9,883	13,677
Total costs and operating expenses	50,555	53,932	162,140	159,453
Loss from operations	(7,348)	(7,388)	(27,125)	(30,062)
Interest income	950	1,560	2,973	4,876
Other income	11,397	—	11,397	—
Income (loss) before income taxes	4,999	(5,828)	(12,755)	(25,186)
Provision for income taxes	2	3	11	13
Net income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)

Net income (loss) per share, basic	$0.06	$(0.06)	$(0.15)	$(0.28)
Net income (loss) per share, diluted	$0.06	$(0.06)	$(0.15)	$(0.28)

Weighted average common shares outstanding, basic	88,526	90,323	87,903	91,133
Weighted average common shares outstanding, diluted	88,938	90,323	87,903	91,133

Other comprehensive income (loss):
Comprehensive income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2024	87,190,136	$9	$711,474	$(593,346)	$118,137
Net loss	—	—	—	(10,136)	(10,136)
Stock-based compensation	—	—	3,550	—	3,550
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	326,101	—	(455)	—	(455)
Balance at March 31, 2025	87,516,237	$9	$714,569	$(603,482)	$111,096
Net loss	—	—	—	(7,627)	(7,627)
Stock-based compensation	—	—	3,476	—	3,476
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	900,143	—	(587)	—	(587)
Balance at June 30, 2025	88,416,380	$9	$717,458	$(611,109)	$106,358
Net income	—	—	—	4,997	4,997
Stock-based compensation	—	—	3,355	—	3,355
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	432,489	—	(529)	—	(529)
Balance at September 30, 2025	88,848,869	$9	$720,284	$(606,112)	$114,181

	Nine Months Ended September 30, 2024
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	APIC
Balance at December 31, 2023	91,091,541	$9	$722,504	$(562,298)	$160,215
Net loss	—	—	—	(5,848)	(5,848)
Stock-based compensation	—	—	2,822	—	2,822
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	482,197	—	(1,156)	—	(1,156)
Balance at March 31, 2024	91,573,738	$9	$724,170	$(568,146)	$156,033
Net loss	—	—	—	(13,520)	(13,520)
Repurchase of common stock, including excise tax	(425,009)	—	(1,222)	—	(1,222)
Stock-based compensation	—	—	3,366	—	3,366
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	875,255	—	(773)	—	(773)
Balance at June 30, 2024	92,023,984	$9	$725,541	$(581,666)	$143,884
Net loss	—	—	—	(5,831)	(5,831)
Repurchase of common stock, including excise tax	(3,875,069)	—	(12,587)	—	(12,587)
Stock-based compensation	—	—	3,140	—	3,140
Shares issued in connection with employee stock plan, net of shares withheld for employee taxes	357,701	—	(618)	—	(618)
Balance at September 30, 2024	88,506,616	$9	$715,476	$(587,497)	$127,988

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(12,766)	$(25,199)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,883	13,677
Bad debt expense and other reserves	457	510
Stock-based compensation	9,791	8,774
Increase in the fair value of contingent consideration liability	36	281
Amortization of lease right-of-use assets	1,027	642
Impairment of right-of-use assets	—	6,880
Gain on legal settlement	(3,335)	—
Other noncash expense	747	781
Changes in operating assets and liabilities:
Accounts receivable	1,827	1,232
Prepaid expenses and other assets	(1,240)	(2,245)
Accounts payable	1,252	820
Accrued employee expenses	(717)	(1,566)
Operating lease liabilities	(1,727)	(3,072)
Accrued expenses and other current liabilities	(3,235)	331
Net cash provided by operating activities	2,000	1,846
Cash flows from investing activities
Purchase of property and equipment	(6,165)	(6,151)
Net cash used in investing activities	(6,165)	(6,151)
Cash flows from financing activities
Payment of contingent consideration liability	(2,784)	(1,610)
Proceeds from exercise of common stock options	—	61
Taxes paid related to net share settlement of equity awards	(1,571)	(2,608)
Payments for the repurchase of common stock	—	(13,993)
Taxes paid related to repurchase of common stock	(129)	—
Net cash used in financing activities	(4,484)	(18,150)
Net decrease in cash, cash equivalents and restricted cash	(8,649)	(22,455)
Cash, cash equivalents and restricted cash at beginning of period	111,835	136,964
Cash, cash equivalents and restricted cash at end of period	$103,186	$114,509

See accompanying notes to condensed consolidated financial statements.

TRUECAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of non-cash activities
Stock-based compensation capitalized for software development	$590	$554
Capitalized assets included in accounts payable, accrued employee expenses and other accrued expenses	927	779

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
Segments
The Company has one operating segment. From January 1, 2025 through September 30, 2025, the Company’s chief operating decision maker (the “CODM”) was the President and Chief Executive Officer (“CEO”).
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2025 and December 31, 2024, cash and cash equivalents were comprised primarily of cash held in money market funds and checking accounts. Historically, cash and cash equivalents included restricted cash used to collateralize a letter of credit to secure certain of the Company’s obligations under one of its office leases.
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

The following table summarizes the changes in the allowance for doubtful accounts and sales allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowances, at beginning of period	$759	$860	$783	$1,118
Charged as a reduction of revenue	591	621	1,966	1,598
Charged to bad debt expense in general and administrative expenses	220	141	457	510
Write-offs, net of recoveries	(792)	(810)	(2,428)	(2,414)
Allowances, at end of period	$778	$812	$778	$812

The Company’s assessment considered business and market disruptions impacting its customers and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and interest rates is difficult to predict, causing variability and volatility that may have a material impact on the Company’s allowance for credit losses in future periods.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 236): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which addresses challenges encountered when applying Topic 236 guidance to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update will be effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its accounting policies.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which addresses the requests of stakeholders for modernized accounting for software costs. The update targets improvements to increase the operability of the recognition guidance considering different methods of software development. The amendments in this update apply to all entities for fiscal years beginning after December 15, 2027 and interim reporting periods beginning within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the provisions of the amendments and the impact on its accounting policies.

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
The Company recorded a contingent consideration liability upon the acquisition of Digital Motors in 2022. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which include the probability of achieving certain future targets. This represents a Level 3 measurement within the fair-value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of comprehensive loss. During the nine months ended September 30, 2025, the Company made its final payout on the contingent consideration liability and as a result, has no remaining Level 3 liabilities.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 by level within the fair-value hierarchy. The current and non-current portions of contingent consideration reside within “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, within the condensed consolidated balance sheet. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	At September 30, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Assets:
Cash equivalents	$99,057	$—	$—	$99,057	$97,917	$—	$—	$97,917
Total assets	$99,057	$—	$—	$99,057	$97,917	$—	$—	$97,917

	At September 30, 2025				At December 31, 2024
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value
Liabilities:
Contingent consideration, current	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Total liabilities	$—	$—	$—	$—	$—	$—	$3,964	$3,964
Contingent Consideration Obligations
The following table summarizes the changes in the fair value of the contingent consideration obligation related to the Company’s acquisition of Digital Motors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning of period	$—	$3,771	$3,964	$5,592
Cash payments	—	—	(4,000)	(2,000)
Changes in fair value	—	102	36	281
Fair value, end of period	$—	$3,873	$—	$3,873

4.    Property and Equipment, net
Property and equipment consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment and internally developed software	$91,480	$86,255
Furniture and fixtures	962	962
Leasehold improvements	4,917	4,917
	97,359	92,134
Less: Accumulated depreciation	(82,991)	(76,399)
Total property and equipment, net	$14,368	$15,735
Included in the table above are property and equipment of $0.8 million and $1.0 million at September 30, 2025 and December 31, 2024, respectively, which are capitalizable but had not yet been placed in service. These balances were comprised primarily of capitalized software not ready for its intended use.
Total depreciation and amortization expense of property and equipment was $2.6 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively. Total depreciation and amortization expense of property and equipment was $7.9 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Amortization of internal use capitalized software development costs was $2.5 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of internal use capitalized software development costs was $7.6 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Mani Brothers Litigation
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
As of September 30, 2025, the Company has fully impaired the right-of-use asset associated with the Lease of $6.8 million in accordance with FASB ASC 360 — Property, Plant, and Equipment. At September 30, 2025, the lease liability of $7.5 million remains on the condensed consolidated balance sheet and will remain until the matter is legally resolved in accordance with FASB ASC 405 — Liabilities. The Company will continue to recognize lease cost for the accretion of interest on the lease liability until the matter is resolved.

The Company intends to vigorously defend its position that the Lease was appropriately terminated.
Automotive Software Vendor Class Action Settlement
In July 2024, a federal court certified a damages class of approximately 250 automotive software application vendors that had purchased certain data integration services from CDK Global, LLC (“CDK”) or The Reynolds and Reynolds Company (“Reynolds”) since October 2013 (the “Vendor Class”). The Company belongs to this class based on claims that CDK and Reynolds violated antitrust laws by conspiring to coordinate their data access policies and eliminate competition. In January 2025, CDK and the Vendor Class entered into a settlement agreement (the “Settlement Agreement”) that provided for monetary consideration to be paid by CDK to the Vendor Class. The Settlement Agreement received final court approval in September 2025. Pursuant to the terms of the Settlement Agreement, the Company will receive a total payment of $11.4 million, disaggregated into four payments. The first payment of $8.1 million was received on September 24, 2025, and the remaining amount will be paid in three annual installments of $1.1 million over the next three years in the month of September.
The Company fully recognized the gain of $11.4 million within Other income for the three and nine months ended September 30, 2025. As of September 30, 2025, the Company recorded the remaining installment amounts of $1.1 million and $2.2 million within Other current assets and Other assets, respectively, due to the short and long-term nature of the receivable.
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

6.    Stock-based Awards
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Outstanding — December 31, 2024	1,318,123	$9.61	3.5
Granted	—	—
Exercised	—	—
Forfeited/expired	(133,625)	12.16
Outstanding — September 30, 2025	1,184,498	$9.33	3.0
At September 30, 2025, there was no remaining stock-based compensation expense for unvested stock option awards as all awards have fully vested. For the three months ended September 30, 2025, the Company recorded no stock-based compensation expense for stock option awards given all outstanding awards have fully vested. For the three months ended September 30, 2024, the Company recorded stock-based compensation expense for stock option awards of less than $0.1 million. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for stock option awards of $0.1 million and $0.2 million, respectively.
Restricted Stock Units
Activity in connection with restricted stock units is as follows for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested — December 31, 2024	5,482,977	$3.15
Granted	3,541,717	3.13
Vested	(2,326,378)	3.22
Forfeited	(823,155)	3.23
Non-vested — September 30, 2025	5,875,161	$3.10
At September 30, 2025, total remaining stock-based compensation expense for non-vested restricted stock units was $17.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended September 30, 2025 and 2024, the Company recorded $2.2 million and $2.0 million in stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $6.5 million and $6.1 million in stock-based compensation expense for restricted stock units, respectively.

Performance Stock Units
Activity in connection with performance stock units is as follows for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — December 31, 2024	3,253,741	$4.01
Granted	2,267,368	2.41
Vested	(155,994)	4.97
Forfeited	(1,192,186)	4.16
Outstanding — September 30, 2025	4,172,929	$3.06
At September 30, 2025, total remaining stock-based compensation expense for non-vested performance stock units was $6.5 million, which is expected to be recognized over a weighted-average period of 2.6 years. For the three months ended September 30, 2025 and 2024, the Company recorded $1.0 million and $0.9 million in stock-based compensation expense for performance stock units, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $3.2 million and $2.5 million in stock-based compensation expense for performance stock units, respectively.
Stock-based Compensation Cost
The Company recorded stock-based compensation cost relating to stock options, restricted stock units, and performance stock units in the following categories on the accompanying condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$94	$66	$275	$180
Sales and marketing	523	434	1,631	1,349
Technology and development	479	496	1,542	1,524
General and administrative	2,070	1,957	6,343	5,721
Total stock-based compensation expense	3,166	2,953	9,791	8,774
Amount capitalized to internal-use software	189	187	590	554
Total stock-based compensation cost	$3,355	$3,140	$10,381	$9,328

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

The Company recorded income tax expense of less than $0.1 million for the three and nine months ended September 30, 2025 and 2024. The Company’s provision for income taxes for the three and nine months ended September 30, 2025 and 2024 reflects state income tax expense. The Company continues to maintain a full valuation allowance as it is more likely than not that the Company’s net deferred tax assets will not be realized.

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2025, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year.

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

The One Big Beautiful Bill Act, which contains a broad range of changes to corporate taxation, was signed into law on July 4, 2025. The most significant provision for the Company is the ability to immediately expense domestic research and experimental expenditures. While this and other provisions of the bill may result in accelerated tax deductions during current and future tax years, the Company’s total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.

8.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)

Denominator:
Weighted average common shares outstanding, basic	88,526	90,323	87,903	91,133
Effect of dilutive securities:
Unvested RSUs	274	—	—	—
Unvested PSUs	138	—	—	—
Dilutive potential common shares	412	—	—	—
Weighted average common shares outstanding, diluted	88,938	90,323	87,903	91,133

Net income (loss) per share, basic	$0.06	$(0.06)	$(0.15)	$(0.28)
Net income (loss) per share, diluted	$0.06	$(0.06)	$(0.15)	$(0.28)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted income (loss) per share at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Options to purchase common stock	1,184	1,345
Unvested restricted stock units	5,206	5,987
Unvested performance stock units	3,147	3,254
Total shares excluded from net income (loss) per share	9,537	10,586
Share Repurchase Program
In July 2020, the Company’s board of directors originally authorized an open market stock repurchase program (the “Program”). In February 2024, the Company’s board of directors increased the remaining authorization of the Program to $100.0 million and extended the expiration date of the Program to December 31, 2026. The timing and amount of any repurchases under the Program will be determined by Company management based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate the Company to purchase any minimum number of shares. The Company had no share repurchases during the nine months ended September 30, 2025. Between June 2024 and the end of December 2024, the Company repurchased and retired a total of 6.1 million shares under the

Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of September 30, 2025, the Company had a remaining authorization of $80.0 million for future share repurchases.
9.    Revenue Information
Disaggregation of Revenue
The Company disaggregates revenue into three revenue streams: dealer revenue, OEM incentives revenue, and other revenue. The following table presents the Company’s revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dealer revenue	$40,393	$41,957	$124,456	$116,559
OEM incentives revenue	2,558	4,376	9,932	12,248
Other revenue	256	211	627	584
Total revenues	$43,207	$46,544	$135,015	$129,391
Contract Balances
The Company’s contract asset balance for estimated variable consideration to be received upon the occurrence of subsequent vehicle sales is included within other current assets and is distinguished from accounts receivable in that these amounts are conditional upon subsequent sales and not only upon the passage of time. Substantially all of the contract asset balance of $1.0 million at December 31, 2024 was transferred to accounts receivable during the nine months ended September 30, 2025 as vehicle sales occurred, with no significant changes in the estimate. A contract asset of $0.7 million and $1.0 million was recorded as of September 30, 2025 and December 31, 2024, respectively, for leads delivered where consideration to be received was still conditional upon subsequent vehicle sales.

10.    Segment Reporting
The Company utilizes consolidated net income as its segment measure of profit or loss. The following is a reconciliation of the Company’s net income (loss). It includes the significant expense categories regularly provided to the CODM, computed under GAAP, reconciled to the Company’s total net income (loss) as presented in the consolidated statements of comprehensive operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$43,207	$46,544	$135,015	$129,391
Less:
Headcount expense	14,786	15,659	50,117	46,451
Branded media	4,344	5,699	13,188	17,705
Partner marketing	9,525	9,701	28,330	25,564
Other marketing	1,662	1,776	4,744	3,989
Outsourced services	2,401	3,453	6,984	8,077
Data licensing, software and hosting	5,582	5,162	16,756	15,815
Other segment expenses (1)	5,317	4,894	18,469	10,555
Interest income	(950)	(1,560)	(2,973)	(4,876)
Depreciation and amortization	2,569	4,408	9,883	13,677
Restructuring charges (2)	369	—	972	1,474
Stock-based compensation	3,166	2,953	9,791	8,774
Other income (3)	(11,397)	—	(11,397)	—
Other reconciling items (4)	836	230	2,917	7,385
Net income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)

(1) Other segment expenses includes costs associated with acquiring wholesale vehicles, facilities costs and other operating costs.
(2) Restructuring charges represent charges associated with the departure of our former Chief Revenue Officer in the third quarter of 2025, the reorganization of the dealer sales and service organization in June 2025, and the realignment of the Company’s leadership structure, which began in the third quarter of 2023 and concluded in the second quarter of 2024.
(3) Other income solely represents the gain on legal settlement resulting from the CDK Settlement Agreement as described in Note 5.
(4) Other reconciling items solely includes changes in fair value of contingent consideration liability, interest accretion for terminated lease, lease exit costs, transaction costs incurred in connection with negotiating the Merger, and income taxes, which are all disclosed elsewhere in the consolidated financial statements and accompanying footnotes.
Assets provided to the CODM are consistent with those reported on the consolidated balance sheet. All of the Company’s principal operations, decision-making functions and long-lived assets are maintained in the United States and all losses are attributable to the United States.

11.    Subsequent Events
Merger Agreement

On October 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Fair Holdings, Inc. (“Parent”), and Rapid Merger Subsidiary, Inc., a wholly-owned subsidiary of Parent (“Merger Subsidiary”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.
At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (other than any shares held by stockholders of the Company that may enter into rollover and contribution agreements with Parent prior to the Effective Time (“Rollover Shares”), shares held by stockholders of the Company who are entitled to demand and who have properly demanded appraisal of such shares in accordance with Section 262 of the Delaware General Corporation Law (“Dissenting Shares”), and shares of the Company’s common stock held by the Company, Parent or any of their respective subsidiaries) will be cancelled and converted into the right to receive $2.55 in cash without interest and subject to any applicable withholding taxes.
The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time.
The Merger Agreement contains certain termination rights, including that the Merger Agreement may be terminated (i) by either party if the Merger is not completed on or before February 28, 2026 or (ii) by mutual written consent, among others. Upon termination of the Merger Agreement under certain specified circumstances, Parent may be required to pay the Company a termination fee equal to $15.0 million. Upon termination of the Merger Agreement under other specified circumstances, the Company may be required to pay Parent a termination fee equal to either $4.0 million or $8.0 million, or may be required to reimburse certain costs and fees incurred by Parent and its affiliates, up to a maximum amount of $3.0 million.
Although the Merger Agreement provides that the Company may specifically enforce Parent and Merger Subsidiary’s obligations under the Merger Agreement, the Company can only pursue specific performance to cause Parent and Merger Subsidiary to consummate the Merger if certain conditions are satisfied, including, among other things, that Parent receive additional debt or equity commitment letters from investors, other than Alpha Auto 2, LLC (the “Investor”) and its affiliates in an aggregate amount of $60.0 million.
The consummation of the Merger remains subject to customary closing conditions, including receipt of stockholder approval. If the closing occurs, the Company Stock will be delisted from Nasdaq and be deregistered under the Exchange Act.
The Company has evaluated this subsequent event in accordance with FASB ASC 855 — Subsequent Events, and has concluded that at the time of filing, an estimate of the Merger’s impact on the financial statements cannot be made.

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
During the three months ended September 30, 2025, we generated revenues of $43.2 million and recorded income of $5.0 million. During the three months ended September 30, 2024, we generated revenues of $46.5 million and recorded a loss of $5.8 million. During the nine months ended September 30, 2025, we generated revenues of $135.0 million and recorded a loss of $12.8 million. During the nine months ended September 30, 2024, we generated revenues of $129.4 million and recorded a loss of $25.2 million.
Recent Developments
On October 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Fair Holdings, Inc. (“Parent”), and Rapid Merger Subsidiary, Inc., a wholly-owned subsidiary of Parent (“Merger Subsidiary”). Subject to the terms and conditions of the Merger Agreement, Parent agreed to acquire the Company for $2.55 per issued and outstanding share of the Company’s common stock, par value $0.0001 per share, in an all-cash transaction. Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.
At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (other than any Rollover Shares, any Dissenting Shares and shares of the Company’s common stock held by the

Company, Parent or any of their respective subsidiaries) will be cancelled and converted into the right to receive $2.55 in cash without interest and subject to any applicable withholding taxes. The consummation of the Merger remains subject to customary closing conditions, including receipt of stockholder approval. If the closing occurs, the Company Stock will be delisted from Nasdaq and deregistered under the Exchange Act.

Market Environment
The macroeconomic environment has caused and will likely continue to cause significant economic disruptions to the Company’s business. While our revenues increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, we may not sustain such increases or may experience negative effects on our results of operations, financial condition and cash flows in the future, given that numerous macroeconomic uncertainties remain. In recent years, OEMs were forced to cut production because of supply-chain disruption and the global automotive semiconductor chip shortage. The ensuing automobile inventory shortage resulted in significant unmet demand, with automotive dealers seeing some incoming new car shipments presold. At the same time, wider economic inflation led to the Federal Reserve raising interest rates. The expectation that interest rates will remain relatively high for the foreseeable future will likely continue to impact the U.S. economy. While the Federal Reserve cut interest rates in late 2024 and again in September 2025, and although the potential for additional cuts in the future remains, the timing and magnitude of these cuts as well as how much this will impact the broader economy and consumer sentiment is uncertain. Domestically, consumers remain concerned about inflation as well as increasing prices due to import tariffs, including as a result of tariffs announced on vehicles, component parts and raw materials announced by the United States in 2025. Despite strong employment, higher prices and concerns about the economy are negatively weighing on consumer sentiment and spending. Dealers may reduce inventory in response to prolonged high interest rates due to higher financing costs as well as the increasing costs of vehicles driven by import tariffs on automobiles. Lower inventory, along with pressure on consumer demand, may impact the decision of our current network of Certified Dealers and OEMs to cancel or pause our services and product offerings and could discourage new dealers and OEMs from joining our network. Refer to Part II, Item 1A, “Risk Factors,” for additional disclosures of risks related to factors impacting the market environment for the Company.

Non-GAAP Financial Measures
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income, depreciation and amortization, stock-based compensation, changes in the fair value of contingent consideration liability, lease exit gain or loss, impairment of right-of-use (“ROU”) assets, transaction costs associated with potential merger and acquisition activity, interest accretion for terminated leases, restructuring charges, other income, and income taxes. We have provided below a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our Adjusted EBITDA measure may not be comparable to similarly titled measures of other organizations as they may not calculate Adjusted EBITDA in the same manner as we calculate this measure.
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
•Adjusted EBITDA does not reflect severance charges associated with the departure of our former Chief Revenue Officer (“CRO”);
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
•Adjusted EBITDA does not reflect the legal, accounting, and other third-party fees and costs incurred by us in connection with the evaluation and negotiation of potential merger and acquisition transactions;
•Adjusted EBITDA does not reflect gain on legal settlements recorded within other income; and
•other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income (loss), our other GAAP results, and various cash flow metrics. In addition, in evaluating Adjusted EBITDA you should be aware that in the future we will incur expenses such as those that are the subject of adjustments in deriving Adjusted EBITDA, and you should not infer from our presentation of Adjusted EBITDA that our future results will not be affected by these expenses or any unusual or non-recurring items.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)
Non-GAAP adjustments:
Interest income	(950)	(1,560)	(2,973)	(4,876)
Depreciation and amortization	2,569	4,408	9,883	13,677
Stock-based compensation	3,166	2,953	9,791	8,774
Restructuring charges (1)	369	—	972	1,474
Change in fair value of contingent consideration liability	—	102	36	281
Impairment of right-of-use (“ROU”) assets (2)	—	—	—	6,880
Interest accretion for terminated lease (3)	107	125	334	210
Transaction costs (4)	727	1	2,535	1
Other income (5)	(11,397)	—	(11,397)	—
Provision for income taxes	2	3	11	13
Adjusted EBITDA	$(410)	$201	$(3,574)	$1,235

(1)The excluded amounts represent charges associated with the departure of our former CRO in the third quarter of 2025, the reorganization of the dealer sales and service organization in the second quarter of 2025, and the realignment of the Company’s leadership structure which began in the third quarter of 2023 and concluded in the second quarter of 2024. We consider these charges to be unrelated to our underlying results of operations and believe that their exclusion is appropriate to facilitate period-to-period operating performance comparisons.
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
(4)The excluded amount represents external legal, accounting, and other third-party fees and costs incurred in connection with negotiating the Merger. In the comparable prior periods we did not adjust for transaction costs due to the confidential nature of the Merger. We have made that change and adjusted the prior period and year-to-date amounts presented herein to maintain comparability between the periods.
(5)The excluded amount represents a gain on legal settlement resulting from the CDK Settlement Agreement.

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
Other Income. Other income consists entirely of a gain from a legal settlement.
Provision for Income Taxes. We are subject to federal and state income taxes in the United States. We provided a full valuation allowance against our net deferred tax assets at September 30, 2025 and December 31, 2024, as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the valuation allowance, our income tax expense is significantly less than the federal statutory rate of 21%. For the nine months ended September 30, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Key Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average Monthly Unique Visitors	5,555,943	6,862,059	5,619,740	7,436,985
Units (1)	87,460	94,619	262,719	262,426
Monetization	$491	$490	$512	$491
Franchise Dealer Count	8,225	8,303	8,225	8,303
Independent Dealer Count	2,794	3,106	2,794	3,106

(1)We issued full credits of the amount originally invoiced with respect to 785 and 920 units during the three months ended September 30, 2025 and 2024, respectively. We issued full credits of the amount originally invoiced with respect to 2,629 and 2,759 units during the nine months ended September 30, 2025 and 2024, respectively. The number of units has not been adjusted downwards related to units credited as discussed in the description of the unit metric below.
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
The number of average monthly unique visitors decreased 19.0% to approximately 5.6 million in the three months ended September 30, 2025 from approximately 6.9 million in the same period of 2024. The number of average monthly unique visitors decreased 24.4% to approximately 5.6 million in the nine months ended September 30, 2025 from approximately 7.4 million in the same period of 2024. The year-over-year decreases were primarily due to the Company’s restructured performance marketing strategy, which shifted focus toward higher-intent sales channels that generate stronger close rates for dealers.
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
The number of units decreased by 7.6% to 87,460 units in the three months ended September 30, 2025 from 94,619 units in the three months ended September 30, 2024. The number of units remained consistent on a year-to-date basis with 262,719 units in the nine months ended September 30, 2025 compared to 262,426 units in the nine months ended September 30,

2024. The unit movement was driven by a decrease in TrueCar.com units, offset by an increase in units attributable to our affinity partners.
Monetization
We define monetization as the average transaction revenue per unit, which we calculate by dividing all of our transaction revenue (dealer revenue and OEM incentives revenue) in a given period by the number of units in that period. Our monetization increased slightly by 0.2% to $491 for the three months ended September 30, 2025 as compared to $490 for the three months ended September 30, 2024. Our monetization increased by 4.3% to $512 for the nine months ended September 30, 2025 as compared to $491 for the nine months ended September 30, 2024. The changes in monetization are primarily due to an increase in TCWS revenue, one of our vehicle sourcing products which began to ramp up in the latter half of 2024.
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
Our franchise dealer count was 8,225 at September 30, 2025, a decrease from 8,303 at September 30, 2024, and a decrease from 8,351 at December 31, 2024.
Independent Dealer Count

We define independent dealer count as the number of dealers in the network of TrueCar Certified Dealers at the end of a given period that exclusively sell used vehicles. This number is calculated by counting each location, or rooftop, individually, regardless of the size of the dealership that owns the rooftop. Our independent dealer count was 2,794 at September 30, 2025, a decrease from 3,106 at September 30, 2024, and a decrease from 3,054 at December 31, 2024. The decrease in independent dealer count reflects the Company’s prioritization of franchise activations during the latter half of 2024 and into 2025, as well as continued industry consolidations, resulting in many independent dealers being acquired.

Results of Operations
The following table sets forth our selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30, 2025

	2025	2024	2025	2024
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$43,207	$46,544	$135,015	$129,391
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization presented separately below)	8,804	7,736	28,843	17,481
Sales and marketing	23,059	25,049	73,181	71,076
Technology and development	6,969	7,179	22,183	22,735
General and administrative	9,154	9,560	28,050	34,484
Depreciation and amortization	2,569	4,408	9,883	13,677
Total costs and operating expenses	50,555	53,932	162,140	159,453
Loss from operations	(7,348)	(7,388)	(27,125)	(30,062)
Interest income	950	1,560	2,973	4,876
Other income	11,397	—	11,397	—
Income (loss) before income taxes	4,999	(5,828)	(12,755)	(25,186)
Provision for income taxes	2	3	11	13
Net income (loss)	$4,997	$(5,831)	$(12,766)	$(25,199)

Other Non-GAAP Financial Information:
Adjusted EBITDA	$(410)	$201	$(3,574)	$1,235

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)
Dealer revenue	$40,393	$41,957	$124,456	$116,559
OEM incentives revenue	2,558	4,376	9,932	12,248
Other revenue	256	211	627	584
Total revenues	$43,207	$46,544	$135,015	$129,391

Three months ended September 30, 2025 compared to three months ended September 30, 2024. The decrease in our total revenues of $3.3 million, or 7.2%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was mainly due to a $1.8 million decrease in OEM incentives revenue (primarily driven by a monthly cap that was applied to one of our large OEMs as well as the termination of a larger OEM affinity partner program), a $1.5 million decrease in franchise dealer revenue, and a $0.7 million decrease in independent dealer revenue. This was partially offset by a $0.9 million increase in our vehicle sourcing products, which includes Sell Your Car and TCWS, driven by an increase in dealers subscribing to these products as well as an increase in the number of vehicles transacted through our wholesale exchange. Since some of our OEM arrangements target our affinity group marketing partners, we expect that OEM revenue may continue to fluctuate in future quarters as we enter into new, or terminate existing agreements with our affinity group marketing partners (refer to Part II, Item 1A, “Risk Factors”). Dealer revenue, OEM incentives revenue, and Other revenue represented 93.5%, 5.9%, and 0.6%, respectively, of revenues for the three months ended September 30, 2025 as compared to 90.1%, 9.4%, and 0.5%, respectively, for the same period in 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. The increase in our total revenues of $5.6 million, or 4.3%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was mainly due to an $8.9 million increase in our vehicle sourcing products, which includes Sell Your Car and TCWS (refer to drivers in paragraph above), a $0.7 million increase related to the introduction of TCMS products, and a $0.6 million increase in franchise dealer revenues. These increases were partially offset by a $2.3 million decrease in OEM incentives revenue (refer to drivers in paragraph above), and a $2.3 million decrease in independent dealer revenue driven by dealer churn as discussed in the Key Metrics section above. Since some of our OEM arrangements target our affinity group marketing partners, we expect that OEM revenue may continue to fluctuate in future quarters as we enter into new, or terminate existing agreements with our affinity group marketing partners (refer to Part II, Item 1A, “Risk Factors”). Dealer revenue, OEM incentives revenue, and Other revenue represented 92.1%, 7.4%, and 0.5%, respectively, of revenues for the nine months ended September 30, 2025 as compared to 90.1%, 9.5%, and 0.4%, respectively, for the same period in 2024.
Costs and Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(dollars in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$8,804	$7,736	$28,843	$17,481
Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenues	20.4%	16.6%	21.4%	13.5%
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Cost of revenue increased $1.1 million, or 13.8%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in the number of vehicles acquired and sold through the wholesale exchange as well as an increase in dealer management system (“DMS”) feed costs. We expect cost of revenue to increase along with the growth of the TCWS product.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Cost of revenue increased $11.4 million, or 65.0%, for the nine months ended September 30, 2025 as compared to the nine months ended

September 30, 2024. The increase was primarily due to an increase in the number of vehicles acquired and sold through the wholesale exchange, in addition to increases in marketing costs associated with the expansion of TCMS products, recurring employee-related expenses, outsourced consulting and professional fees, and DMS feed costs. We expect cost of revenue to increase along with the growth of TCWS and TCMS products.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(dollars in thousands)
Sales and marketing expenses	$23,059	$25,049	$73,181	$71,076
Sales and marketing expenses as a percentage of revenues	53.4%	53.8%	54.2%	54.9%
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Sales and marketing expenses decreased $2.0 million, or 7.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily driven by a $1.4 million decrease in costs related to branded media spend, a $0.8 million decrease in recurring employee-related expenses, a $0.2 million decrease in other marketing costs, and a $0.2 million decrease in spend associated with outsourced consulting and professional fees. These decreases were partially offset by a $0.4 million increase in severance costs associated with the departure of our former CRO. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. In addition, we expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Sales and marketing expenses increased $2.1 million, or 3.0%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by a $2.5 million increase in recurring employee-related expenses, a $2.6 million increase in affinity partner marketing, a $0.7 million increase in severance costs associated with the dealer sales and service team reorganization in addition to the departure of our former CRO, a $0.6 million increase in employee travel costs, and a $0.2 million increase in outsourced consulting and professional fees. Revenue share that we pay to our affinity marketing partners is tied to revenue and units and will fluctuate along with those results. These increases were partially offset by a $4.5 million decrease in costs related to branded media spend. We expect branded media spend to continue to fluctuate as changes in the overall market environment impact conversion rates and the efficiency of branded media spend. In addition, we expect to incur incremental branded media expenses to support further rollout of TrueCar+ and other initiatives.
Technology and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(dollars in thousands)
Technology and development expenses	$6,969	$7,179	$22,183	$22,735
Technology and development expenses as a percentage of revenues	16.1%	15.4%	16.4%	17.6%
Capitalized software costs	$1,942	$2,084	$6,363	$6,268
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Technology and development expenses decreased $0.2 million, or 2.9% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was driven primarily by a decrease in recurring employee-related expenses.
Capitalized software costs decreased by $0.1 million, primarily due to a $0.1 million decrease in third-party software costs.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Technology and development decreased by $0.6 million, or 2.4% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $0.9 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year, a $0.3 million decrease in outsourced consulting and professional fees, and a $0.2 million decrease in facilities-related charges. These decreases were partially offset by a $0.5 million increase in hosting and software expenses and a $0.5 million increase in recurring employee-related expenses.
Capitalized software costs increased by $0.1 million, primarily due to a $0.1 million increase in third-party software costs.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(dollars in thousands)
General and administrative expenses	$9,154	$9,560	$28,050	$34,484
General and administrative expenses as a percentage of revenues	21.2%	20.5%	20.8%	26.7%
Three months ended September 30, 2025 compared to three months ended September 30, 2024. General and administrative expenses decreased $0.4 million, or 4.2%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily driven by a $0.9 million decrease in general outsourced consulting and professional fees, partially offset by a $0.7 million increase in outsourced legal, accounting, and other third-party fees incurred in connection with negotiating the Merger.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. General and administrative expenses decreased $6.4 million, or 18.7%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $7.1 million decrease in facilities-related costs related to a one-time impairment charge on an office lease in the prior year, a $1.5 million decrease in general outsourced consulting and professional fees, a $0.3 million decrease in recurring employee-related expenses, and a $0.3 million decrease in charges associated with a realignment of the Company’s leadership structure in the prior year. These decreases were partially offset by a $2.5 million increase in outsourced legal, accounting, and other third-party fees incurred in connection with negotiating the Merger.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization expenses	$2,569	$4,408	$9,883	$13,677
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Depreciation and amortization expenses decreased $1.8 million, or 41.7%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Depreciation and amortization expenses decreased $3.8 million, or 27.7%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We expect our depreciation and amortization expenses to continue to be affected by the amount of capitalized internally developed software costs and the timing of placing projects in service.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)
Other income	$11,397	$—	$11,397	$—
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Other income for the three months ended September 30, 2025 was solely comprised of the gain on legal settlement resulting from the CDK Settlement Agreement as described in Note 5.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 was solely comprised of the gain on legal settlement resulting from the CDK Settlement Agreement as described in Note 5.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)
Provision for income taxes	$2	$3	$11	$13
For the three and nine months ended September 30, 2025 and 2024, our provision for income taxes reflects state income tax expense.

Liquidity and Capital Resources
At September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $103.2 million.
We have incurred cumulative losses of $606.1 million from our operations through September 30, 2025, and expect to incur additional losses in the future. We generate cash inflows from operations primarily from selling services to dealers participating in our network of TrueCar Certified Dealers, and cash outflows to enable our business operations, develop new services and core technologies that further enhance our online automotive marketplace, and fund repurchases of our common stock based on our evaluation of market conditions and other factors. We believe that our existing sources of liquidity and cash expected to be generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our revenue levels, the timing and extent of our spending to support our technology and development efforts, costs related to the Merger, costs related to potential acquisitions to further expand our business and product offerings, collection of accounts receivable, macroeconomic activity, and the length and severity of business disruptions resulting from the inventory constraints caused by the global automobile semiconductor chip shortage. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Share Repurchase Program
In the third quarter of 2020, our board of directors originally authorized an open market stock repurchase program (the “Program”). In February 2024, our board of directors increased the remaining authorization of the Program to $100.0 million and extended the expiration date of the Program to December 31, 2026. The timing and amount of any repurchases under the Program is determined by us based on our evaluation of market conditions and other factors. Repurchases of our common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Program may be suspended or discontinued at any time and does not obligate us to purchase any minimum number of shares. The Company had no share repurchases during the nine months ended September 30, 2025. In June 2024 through December 2024, the Company repurchased and retired a total of 6.1 million shares under the Program for $20.0 million, which excludes excise tax imposed under the Inflation Reduction Act of $0.1 million. As of September 30, 2025, the Company had a remaining authorization of $80.0 million for future share repurchases.
Cash Flows
The following table summarizes net cash from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2025	2024
Consolidated Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$2,000	$1,846
Net cash used in investing activities	(6,165)	(6,151)
Net cash used in financing activities	(4,484)	(18,150)
Net decrease in cash, cash equivalents and restricted cash	$(8,649)	$(22,455)
Operating Activities
Our net income (loss) and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support our growth and marketing and advertising expenses. Our net income (loss) has been significantly different than cash flows from operating activities due to the inclusion of non-cash expenses and charges.
Cash provided by operating activities for the nine months ended September 30, 2025 was $2.0 million. This was primarily comprised of our net loss of $12.8 million, adjusted for non-cash items such as, depreciation and amortization expense of $9.9 million, stock-based compensation expense of $9.8 million, noncash gain on legal settlement of $3.3 million, amortization of lease right-of-use assets of $1.0 million, other non-cash expenses of $0.7 million, and bad debt expense of $0.5 million. Net cash provided by operations also reflected a decrease of $3.8 million from changes in operating assets and liabilities, which primarily reflected a decrease in accrued expenses and other current liabilities of $3.2 million, a decrease in operating lease liabilities of $1.7 million, an increase in prepaid expenses and other assets of $1.2 million, and a decrease in accrued employee expenses of $0.7 million. These were offset by a decrease in accounts receivable of $1.8 million and an increase in accounts payable of $1.3 million.

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
Investing Activities
Cash used in investing activities of $6.2 million for the nine months ended September 30, 2025 consisted primarily of investments in software and computer hardware.
Cash used in investing activities of $6.2 million for the nine months ended September 30, 2024 consisted primarily of investments in software and computer hardware.
Financing Activities
Cash used in financing activities of $4.5 million for the nine months ended September 30, 2025 consisted primarily of a payment for the acquisition date fair value of $2.8 million for the third and final tranche of contingent cash consideration associated with our acquisition of Digital Motors, taxes paid of $1.6 million for the net share settlement of certain equity awards, and taxes paid of $0.1 million for the repurchase of shares of our common stock under our open market stock repurchase program.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the critical accounting policies and estimates used in the preparation of the condensed consolidated financial statements. Since December 31, 2024, there have been no material changes in our accounting policies that are impacted by judgments, assumptions and estimates.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Relating to the Merger

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that Parent is unable to secure sufficient financing to consummate the Merger or the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. Although the Merger Agreement provides that we may specifically enforce Parent and Merger Subsidiary’s obligations under the Merger Agreement, we can only pursue specific performance to cause Parent and Merger Subsidiary to consummate the Merger if certain conditions are satisfied, including, among other things, that Parent receive additional debt or equity financing commitments from investors, other than the Investor and its affiliates, in an aggregate amount of $60.0 million. There can be no assurance that this additional financing will be secured.
The Merger Agreement also contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (1) stockholder approval of the Merger, (2) the absence of any court order or law that would make illegal or otherwise prohibit or prevent the consummation of the Merger, (3) the expiration or earlier termination of certain antitrust review periods, if applicable, (4) compliance by us, Parent and Merger Subsidiary in all material respects with our respective obligations under the Merger Agreement, (5) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Parent, respectively, as of the signing date and the closing date, and (6) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) since the date of the Merger Agreement.
The Merger Agreement contains customary mutual termination rights for us and Parent, which could prevent the consummation of the Merger, including the right for either party to terminate the Merger Agreement in certain cases if the Merger is not completed by February 28, 2026, subject to extension upon mutual agreement of the parties.
The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties or covenants under the Merger Agreement in a way that would result in the failure of the other party’s conditions to closing being satisfied (subject to certain procedures and cure periods). In the event that the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of either $4.0 million or $8.0 million, or under certain other specified circumstances, we may be required to reimburse certain costs and fees incurred by Parent and its affiliates, up to a maximum amount of $3.0 million.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent, or that we will be able to recover any damages incurred by us in connection therewith. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, as described in greater detail under the Risk Factor “The announcement and pendency of the Merger may disrupt our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business,” below, could continue or accelerate in the event of a failed transaction or the perception that the transaction may be delayed or may not close.
If the Merger is not completed within the expected timeframe, or at all, we may be subject to a number of material risks, including that:
•the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;
•some costs related to the Merger must be paid whether or not the Merger is consummated, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction;
•management’s attention and resources have been diverted towards the Merger and related matters, for which we will have received little or no benefit if completion of the Merger does not occur;
•if the Merger Agreement is terminated under certain specified circumstances, we would be required to pay Parent a termination fee of either $4.0 million or $8.0 million, or, under certain other circumstances, we may be required to reimburse certain costs and fees incurred by Parent and its affiliates, up to a maximum amount of $3.0 million;

•we may experience negative publicity or reactions from our investors, customers, partners, vendors, landlords or employees, which may adversely affect our business, our financial condition and our results of operations and prospects;
•we may have difficulties maintaining relationships with our customers, partners and vendors; and
•we could be subject to litigation related to any delay or failure to complete the Merger.
The announcement and pendency of the Merger may disrupt our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us prior to or following the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, partners, vendors and landlords, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to negotiate changes or alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.
Pursuant to the terms of the Merger Agreement, the Company and its representatives have a period of 30 days following the execution of the Merger Agreement and ending at 11:59 p.m. Pacific Time on November 13, 2025, which we refer to as the “go-shop” period, during which we may, among other things, solicit a competing acquisition proposal from any third party that is not a “No-Shop Party” (as defined in the Merger Agreement), subject to certain requirements set forth in the Merger Agreement.
We cannot guarantee that any person will submit a “Superior Proposal” (as defined in the Merger Agreement) prior to the expiration of the “go-shop” period. Following the “go-shop” period, in accordance with the Merger Agreement and subject to certain exceptions therein, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or, providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under certain specified circumstances, including in connection with our acceptance of a Superior Proposal, we will be required to pay Parent a termination fee of either $4.0 million or $8.0 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. If the Merger Agreement is terminated and if we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without Parent’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The consideration to be paid to our stockholders in connection with the Merger will not be adjusted if the value of our business or assets changes before the Merger closes, and the Merger Agreement prevents us from pursuing alternatives to the Merger.
The consideration to be paid by Parent to our stockholders will not be adjusted if the value of our business or assets changes, and the Merger Agreement does not permit us to terminate the Merger Agreement solely because of changes in the trading price of our common stock or other intervening events. Further, following the expiration of the “go-shop” period, we are not permitted to solicit alternative proposals.
We have incurred and expect to continue to incur significant costs in connection with the Merger that could negatively impact our liquidity, cash flows and operating results.
We have incurred and expect to continue to incur significant costs in connection with the Merger, including transaction costs, legal fees and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the Merger. The incurrence of these costs could negatively impact our financial condition and results of operations, including in the periods in which they are incurred.
Litigation may be filed against us or our board of directors challenging the Merger or the other transactions contemplated by the Merger Agreement, which could prevent or delay the completion of the Merger or result in the payment of damages.
Litigation may be filed against us, our board of directors or other parties to the Merger Agreement, challenging the Merger, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin the consummation of the Merger. One of the conditions to the consummation of the Merger is that it is not prohibited or made illegal by any court order or legal enactment of any governmental entity. As such, if a plaintiff in any potential lawsuit is successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then the injunction may prevent the Merger from becoming effective within the expected timeframe or at all. Further, any such litigation could be distracting to our management or result in the payment of damages. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger could result in monetary damages, which could have a negative impact on our financial condition.
Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.
Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders, including:
•the acceleration of their equity awards provided for under the Merger Agreement;
•severance and other benefits in the case of termination under the terms of their employment agreements; and
•continued indemnification and insurance coverage under the Merger Agreement, our organizational documents and indemnification agreements we have entered into with each of our officers and directors.
If the Merger is completed, our business and stockholders would not receive any benefits from any future upside of the Company’s business.
The amount of cash per share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.
If the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company. It is also possible that Parent could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of our assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to stockholders in the Merger.

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
Similarly, a change in gasoline prices, governmental policy or other macroeconomic factors could increase the relative demand for electric vehicles, many of which are currently sold directly to consumers by manufacturers such as Tesla or Rivian without the involvement of franchised dealers such as the TrueCar Certified Dealers on our network, and which is a transaction structure we are not currently able to monetize. Changes in governmental policy may also negatively impact consumer demand for cars in ways that adversely impact our business. For example, the One Big Beautiful Bill Act eliminated federal tax credits that benefit consumers who purchase electric vehicles, effective as of September 30, 2025. To the extent that the elimination of such credits causes fewer consumers to purchase electric vehicles sold by TrueCar Certified Dealers and such consumers do not purchase internal combustion vehicles as an alternative, our business may be adversely affected.
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
For the nine months ended September 30, 2025, we derived approximately 7.4% of our revenue from our arrangements with car manufacturers to promote the sale of their vehicles through additional consumer incentives (for the year ended December 31, 2024, the corresponding figure was approximately 9.6%), and, while more volatile than other of our revenue sources, we believe that this revenue stream represents a potential continued growth opportunity for our business following the recent increase in manufacturer incentive spending as automobile inventory shortages subside. As a result of low vehicle inventories in 2021 and 2022, manufacturers reduced incentive spending. Many of our agreements with manufacturers allow them to unilaterally set and modify the incentives offered through our program with minimal or no advanced notice, including by changing the subset of our users who are eligible to receive incentive offers, the models of cars for which incentives are offered and the amounts of such offers. From time to time, manufacturers who have participated in our programs in the past suspend their participation, whether due to low inventory levels or otherwise, and others may suspend their participation in the future. We cannot guarantee that all such manufacturers will return to our program even as inventory issues subside or if the potential impacts of automotive tariffs or other factors will result in manufacturers refraining from participating in our programs either because inventory levels decline or because providing such incentives becomes cost prohibitive.
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
For example, at the end of 2011 and the beginning of 2012, many dealers canceled their agreements with us following regulatory and publicity-related challenges, and our franchise dealer count fell over 50% in a three month period. In 2015, a contractual dispute with a large dealer group led to an approximately 5% decrease to our franchise dealer count during the third quarter of that year. At September 30, 2025, our franchise dealer count was 8,225.
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
In the past, we have gone through periods with significant changes in our management team. For example, in 2023, we terminated a number of executives in connection with restructuring efforts and other changes in management, including our former president and chief executive officer, chief financial officer, chief technology officer, chief communications officer, and a number of other members of senior management. Further, in September 2025, we terminated our Chief Revenue Officer. As a result of turnover and open positions, our management team has been required to take on increased responsibilities in the past and may be required to do so again in the future.
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
To attract and retain executives and other key employees, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are time-based restricted stock units and performance-based restricted stock units. Our stock price has long experienced substantial volatility, which may negatively impact the extent to which our stock-based compensation is viewed as a valuable benefit. Further, in response to past financial disruptions, we have temporarily reduced executive base salaries and deferred employee bonuses, raises and promotions. Although these measures were temporary, executives’ and other employees’ bonuses have also been negatively affected by the disruptions we have faced in recent years. The fact that we have taken these actions, and if we take any similar measures in the future, could hamper our recruiting and retention. Further, the equity incentive plan under which we grant our employees stock-based compensation as well as the number of shares issuable thereunder is subject to periodic stockholder approval, which may restrict our ability to authorize the number of stock-based incentive awards to the extent we believe necessary to compensate our employees. If our total compensation packages are not considered competitive, our ability to attract, retain and motivate executives and key employees could be weakened. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new employees, our business could be materially and adversely affected. Further, the Merger Agreement largely prevents us from modifying the compensation we provide our executives during the pendency of the Merger without Parent’s consent.
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
In 2023, the FTC announced a rule that set forth new requirements with respect to the sale, financing and leasing of new and used vehicles by dealers as well as the advertising of such vehicles by dealers. This rule, referred to as the Combating Auto Retail Scams Trade Regulation Rule, or CARS Rule, was vacated in January 2025 by the United States Court of Appeals for the Fifth Circuit. However, in October 2025, California adopted the California Combating Auto Retail Scams Act, or California CARS Act, which will impose requirements similar to some of those set forth in the FTC’s CARS Rule on dealers operating in California beginning in October 2026. If California takes the position that any aspect of our business does not comply with relevant regulatory requirements of the revised regulations, we could be subject to enforcement actions and civil penalties or we could be required to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenues, increased expenses and decreased profitability.
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
Transactions such as these require significant management time and resources and have the potential to divert our attention from our ongoing business, and we may not manage them successfully. We may be required to make substantial investments of resources to support any such transaction, and we cannot assure you that they will be successful. Further, the Merger Agreement imposes substantial limitations on our ability to pursue acquisitions, divestitures and other similar transactions during the pendency of the Merger without Parent’s consent. Additionally, strategic investments in and partnerships with other businesses expose us to the risk that we may not be able to control the operations of those businesses, which could decrease the benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments may encounter financial difficulties that could lead to disruption of their activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity.
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
We have not been profitable since inception. We had an accumulated deficit of $606.1 million at September 30, 2025. During the nine months ended September 30, 2025, we had a net loss of $12.8 million. In the past, we have made significant investments in our operations that have not resulted in corresponding revenue growth and, as a result, increased our losses. We continue to make significant investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Our revenue growth has been highly influenced by marketing expenditures. Incremental marketing expenditures in certain situations do not result in sufficient incremental revenue to cover their cost. This limits the growth in revenue that can be achieved through marketing expenditures. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses.
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
Under GAAP, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, we recognized a non-cash impairment charge in the first quarter of 2020 following the announcement of the termination of our affinity partnership with USAA. Further, following a decline in our stock price in the third quarter of 2022 and continued macroeconomic disruptions impacting our business, we performed an interim quantitative impairment test as of September 30, 2022, which concluded that the carrying value of our single reporting unit exceeded the fair value and, accordingly, we recognized a non-cash impairment charge of $59.8 million for the year ended December 31, 2022. At September 30, 2025, we had intangible assets of $0. Prior to the interim quantitative impairment test conducted as of September 30, 2022, we had goodwill of $59.8 million.
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
Following the closure of SVB, we terminated our credit facility with SVB, which terminated the covenant requiring us to keep 70% of our cash and cash equivalents deposited with SVB. Although this allowed us to further diversify the financial institutions in which we deposit our cash and cash equivalents, our business operations necessitate maintaining a certain amount of cash in deposit accounts, and, as of September 30, 2025, approximately 17.2% of our cash and cash equivalents were held in deposit accounts in excess of the FDIC insurance limits and remain subject to the risk of bank failure. We cannot guarantee that additional financial institutions, including those at which we have deposited our cash and cash equivalents, will not enter into receivership or that the FDIC or any governmental authority will protect uninsured depositors if there are future bank failures. In instances of future bank failures, we may be unable to access or may lose some or all of our cash and cash equivalents, which could materially and adversely affect our business.

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
The trading price of our common stock has been volatile since our initial public offering and is likely to continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. For the nine months ended September 30, 2025, the trading price of our common stock fluctuated from a low of $1.05 per share to a high of $3.83 per share. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Additional factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of September 30, 2025, our executive officers, directors and holders of 5% or more of our outstanding common stock (based upon the most recent filings on Schedule 13G with the SEC with respect to each such holder) beneficially owned, in the aggregate, approximately 46% of our outstanding shares of common stock (assuming exercise of all beneficially owned shares). Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.
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
At September 30, 2025, approximately 88.8 million shares of our common stock were outstanding. In addition, as of September 30, 2025, there were 1.2 million shares underlying options, 5.9 million shares underlying restricted stock units and 4.2 million shares underlying performance stock units, and we have additional shares reserved for issuance under our equity incentive plans. Pursuant to our certificate of incorporation, we have a total of 1,000,000,000 shares of our common stock authorized for issuance. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline. In the past we have sold additional shares of our common stock, including under a shelf registration statement on Form S-3 that we filed in 2017. Although this registration statement has since expired, we may offer additional securities for sale in the future.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees and service providers who obtain equity, sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than (i) approximately 3.1 million shares (including vested options) as of September 30, 2025 held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act and transfer restrictions imposed by voting agreements entered into by such persons in connection with the Merger (ii) shares held by certain of our stockholders affiliated with Caledonia (Private) Investments Pty Limited and Caledonia US, LP that are subject to transfer restrictions imposed by a voting agreement entered into in connection with the Merger. Our employees, other service providers and directors are subject to our trading blackout periods. In addition, we have reserved shares for issuance under our equity incentive plans. The issuance and subsequent sale of these shares will be dilutive to our existing stockholders and the trading price of our common stock could decline.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Our board of directors waived the application of Section 203 of the Delaware General Corporate Law in connection with the Merger.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Further, the Merger Agreement prohibits us from declaring a dividend without Parent’s consent. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
We cannot guarantee that our share repurchase program will be fully used or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a share repurchase program, the program does not require us to spend any specific dollar amount on repurchases or to repurchase any specific number of shares of our common stock. Further, the Merger Agreement prohibits us from repurchasing shares of our common stock without Parent’s prior consent. We cannot guarantee when or if the repurchases authorized under the program will be made or that the program will enhance long-term stockholder value. For example, although we did repurchase shares in the twelve months ended December 31, 2024, we made no repurchases of shares under our share repurchase program in the nine months ended September 30, 2025. Further, in August 2022, Congress enacted a 1% excise tax on certain corporate stock repurchases as part of the Inflation Reduction Act of 2022, which went into effect on January 1, 2023 and increased the costs of repurchasing shares of our common stock. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, to the extent that repurchases are made, implementation of this program will diminish our cash reserves.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities
None.

(b)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors originally approved a share repurchase program (the “Program”) in August 2020. In February 2024, the Company’s board of directors increased the remaining authorization under the Program to $100.0 million and extended the expiration date of the Program to December 31, 2026. The Program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount of its shares.
The Company had no share repurchases during the nine months ended September 30, 2025.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of October 14, 2025, among the Registrant, Fair Holdings, Inc. and Rapid Merger Subsidiary, Inc.*	8-K	2.1	October 15, 2025
2.2	Equity Commitment Letter, dated as of October 14, 2025, by and between Fair Holdings, Inc. and Alpha Auto 2, LLC	8-K	2.2	October 15, 2025
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 7, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A File No. 333-195036	3.4	May 5, 2014
10.1#	Separation Agreement and Release, dated as of September 4, 2025, by and between the Registrant and Jay Ku.*	Filed herewith
10.2	Form Voting and Support Agreements, dated as of October 14, 2025, by and among the Registrant, Fair Holdings, Inc., Rapid Merger Subsidiary, Inc., and the directors and officers of the Registrant.	8-K	10.1	October 15, 2025
10.3	Voting and Support Agreement, dated as of October 14, 2025, by and among the Registrant, Fair Holdings, Inc., Rapid Merger Subsidiary, Inc., Caledonia (Private) Investments Pty Limited and Caledonia US, LP.	8-K	10.2	October 15, 2025
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1 (1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XRBL with applicable taxonomy extension information contained in Exhibit 101)	Filed herewith

* Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
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

TRUECAR, INC.

Date:	November 6, 2025	By:	/s/ Jantoon E. Reigersman
Jantoon E. Reigersman
President & Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Oliver M. Foley
Oliver M. Foley
Chief Financial Officer
(Principal Financial Officer)